Form 10-Q
period 2016-12-31
ASHLAND GLOBAL HOLDINGS INC
filed 2017-01-27
CIK 1674862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND GLOBAL HOLDINGS INC.

(a Delaware corporation)
I.R.S. No. 81-2587835

50 E. RiverCenter Boulevard
Covington, Kentucky 41011
Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At December 31, 2016, there were 62,216,863 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended
	December 31
(In millions except per share data - unaudited)	2016	2015
Sales	$1,193	$1,163
Cost of sales	807	771
Gross profit	386	392

Selling, general and administrative expense	239	224
Research and development expense	23	25
Equity and other income	13	8
Operating income	137	151

Net interest and other financing expense	132	42
Net gain (loss) on divestitures	(1)	2
Income from continuing operations before income taxes	4	111
Income tax expense (benefit) - Note I	(6)	20
Income from continuing operations	10	91
Loss from discontinued operations (net of tax) - Note D	—	(2)
Net income	10	89
Net income attributable to noncontrolling interest	11	—
Net income (loss) attributable to Ashland	$(1)	$89

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations attributable to Ashland	$(0.01)	$1.39
Loss from discontinued operations	—	(0.02)
Net income (loss) attributable to Ashland	$(0.01)	$1.37

Diluted earnings per share - Note L
Income (loss) from continuing operations attributable to Ashland	$(0.01)	$1.38
Loss from discontinued operations	—	(0.03)
Net income (loss) attributable to Ashland	$(0.01)	$1.35

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.39

COMPREHENSIVE INCOME (LOSS)
Net income	$10	$89
Other comprehensive income (loss), net of tax - Note M
Unrealized translation loss	(146)	(61)
Pension and postretirement obligation adjustment	(1)	(3)
Unrealized gain on available-for-sale securities	—	6
Other comprehensive loss	(147)	(58)
Comprehensive income (loss)	(137)	31
Comprehensive income attributable to noncontrolling interest	10	—
Comprehensive income (loss) attributable to Ashland	$(147)	$31

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In millions - unaudited)	2016	2016

ASSETS
Current assets
Cash and cash equivalents	$704	$1,188
Accounts receivable (a)	858	894
Inventories - Note F	666	671
Other assets	106	113
Total current assets	2,334	2,866
Noncurrent assets
Property, plant and equipment
Cost	4,283	4,343
Accumulated depreciation	2,097	2,119
Net property, plant and equipment	2,186	2,224
Goodwill - Note G	2,348	2,401
Intangibles - Note G	1,026	1,064
Restricted investments - Note E	297	292
Asbestos insurance receivable - Note K	194	196
Equity and other unconsolidated investments	60	57
Deferred income taxes	199	177
Other assets	419	420
Total noncurrent assets	6,729	6,831
Total assets	$9,063	$9,697

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$92	$170
Current portion of long-term debt - Note H	15	19
Trade and other payables	458	541
Accrued expenses and other liabilities	451	486
Total current liabilities	1,016	1,216
Noncurrent liabilities
Long-term debt - Note H	2,825	3,055
Employee benefit obligations - Note J	1,040	1,080
Asbestos litigation reserve - Note K	674	686
Deferred income taxes	69	69
Other liabilities	438	426
Total noncurrent liabilities	5,046	5,316
Commitments and contingencies - Note K
Equity
Total Ashland stockholders' equity	3,175	3,347
Noncontrolling interest	(174)	(182)
Total equity	3,001	3,165
Total liabilities and equity	$9,063	$9,697

(a)	Accounts receivable includes an allowance for doubtful accounts of $14 million at December 31, 2016 and September 30, 2016.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Noncontrolling interest	(b)	Total
BALANCE AT SEPTEMBER 30, 2016	$1	$923	$2,704	$(281)		$(182)		$3,165
Total comprehensive income (loss)
Net income (loss)			(1)			11		10
Other comprehensive loss				(146)		(1)		(147)
Regular dividends, $0.39 per common share			(24)					(24)
Common shares issued under stock
incentive and other plans (c)		(1)						(1)
Distributions to noncontrolling interest						(2)		(2)
BALANCE AT DECEMBER 31, 2016	$1	$922	$2,679	$(427)		$(174)		$3,001

(a)
At December 31, 2016 and September 30, 2016, the after-tax accumulated other comprehensive loss attributable to Ashland of $427 million and $281 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $45 million and $46 million, respectively, net unrealized translation losses of $478 million and $333 million, respectively, and net unrealized gain on available-for-sale securities of $6 million. At December 31, 2016 and September 30, 2016, amounts attributable to noncontrolling interest included unrecognized prior service credits of $9 million and net unrealized translation losses of $3 million and $2 million, respectively.

(b)	See Note B for discussion of Valvoline Inc. noncontrolling interest.

(c)	Common shares issued were 56,590 for the three months ended December 31, 2016.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2016	2015
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$10	$89
Loss from discontinued operations (net of tax)	—	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	77	83
Original issue discount and debt issuance cost amortization	95	3
Deferred income taxes	2	3
Equity income from affiliates	(4)	(4)
Distributions from equity affiliates	—	5
Stock based compensation expense	6	8
Gain on early retirement of debt	(3)	—
Gain on available-for-sale securities	(3)	(2)
Net loss (gain) on divestitures	1	(2)
Pension contributions	(3)	(4)
Gain on post-employment plan remeasurement	(10)	—
Change in operating assets and liabilities (a)	(156)	(115)
Total cash flows provided by operating activities from continuing operations	12	66
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(43)	(53)
Proceeds from disposal of property, plant and equipment	—	1
Purchase of operations - net of cash acquired	—	(4)
Uses from sale of operations or equity investments	—	(2)
Net purchase of funds restricted for specific transactions	(2)	—
Reimbursements from restricted investments	—	7
Proceeds from the settlement of derivative instruments	4	7
Total cash flows used by investing activities from continuing operations	(41)	(44)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(318)	(14)
Premium on long-term debt repayment	(5)	—
Proceeds (repayment) from short-term debt	(78)	319
Repurchase of common stock	—	(500)
Debt issuance costs	(4)	—
Cash dividends paid	(24)	(24)
Distributions to noncontrolling interest	(2)	—
Excess tax benefits related to share-based payments	(4)	—
Total cash flows used by financing activities from continuing operations	(435)	(219)
CASH USED BY CONTINUING OPERATIONS	(464)	(197)
Cash used by discontinued operations
Operating cash flows	(12)	(10)
Investing cash flows	—	—
Total cash used by discontinued operations	(12)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(11)
DECREASE IN CASH AND CASH EQUIVALENTS	(484)	(218)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,188	1,257
CASH AND CASH EQUIVALENTS - END OF PERIOD	$704	$1,039

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
On September 20, 2016, Ashland was reincorporated under the laws of the State of Delaware through a tax-free reorganization under a new holding company structure (the 2016 Reorganization). As a result of the Reorganization, Ashland Global Holdings Inc. replaced Ashland Inc. as the publicly held corporation and, through its subsidiaries, now conducts all of the operations that historically were conducted by Ashland Inc. The Condensed Consolidated Financial Statements include the accounts of Ashland Global Holdings Inc. and its majority owned subsidiaries and, when applicable, entities for which Ashland has a controlling financial interest or is the primary beneficiary (Ashland).
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Results of operations for the period ended December 31, 2016 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline. As of December 31, 2016, Ashland maintains an approximately 83% controlling interest in Valvoline Inc., which holds the Valvoline reportable segment. See Note B for additional information. The term Valvoline as used herein, depending on context, refers to either Valvoline Inc. or Valvoline as a reportable segment of Ashland.
Use of estimates, risks and uncertainties
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes and liabilities and receivables associated with asbestos litigation and environmental remediation.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting.  A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following standard relevant to Ashland was adopted in the current period.
In April 2015, the FASB issued accounting guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Cloud computing arrangements represent the delivery of hosted

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

services over the internet which includes software, platforms, infrastructure and other hosting arrangements. Under the guidance, customers that gain access to software in a cloud computing arrangement account for the software as internal-use software only if the arrangement includes a software license. This guidance became effective prospectively for Ashland on October 1, 2016.
NOTE B – VALVOLINE
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland (now known as Ashland Global Holdings Inc.) and Valvoline Inc. The initial step of the separation, the initial public offering (IPO) of Valvoline Inc., closed on September 28, 2016. The new Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets. These markets are currently served by Specialty Ingredients and Performance Materials. Key markets and applications include pharmaceutical, personal care, food and beverage, architectural coatings, adhesives, automotive, construction and energy. Valvoline Inc., a controlled subsidiary, operates on a stand-alone basis as a premium consumer-branded lubricant supplier.
After completing the IPO on September 28, 2016, Ashland owns 170 million shares of Valvoline Inc.’s common stock, representing approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. Ashland presently intends to distribute the remaining Valvoline Inc. shares in 2017 following the release of March-quarter earnings results by both Ashland and Valvoline Inc.
The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of December 31, 2016 and September 30, 2016, are presented separately as a noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. As of December 31, 2016 and September 30, 2016, the noncontrolling interest was $174 million and $182 million, respectively. The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statement of Consolidated Comprehensive Income.
During the three months ended December 31, 2016 and 2015, Ashland recognized separation costs of $28 million and $6 million, respectively, which are primarily related to transaction and legal fees. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Transferred Assets and Liabilities
As of September 30, 2016, Valvoline Inc. included substantially all of the Valvoline business as historically reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline Inc. by Ashland as a part of the separation process. The largest transferred liabilities were the net pension and other postretirement plan liabilities, which include a substantial portion of the largest U.S. qualified pension plans and non-qualified U.S. pension plans. As of September 30, 2016, Valvoline Inc.’s net pension and other postretirement plan liabilities totaled approximately $900 million.
Other transferred assets and liabilities primarily consist of deferred compensation, certain Ashland legacy business insurance reserves, tax attributes and certain trade payables. The impact of these other transferring assets and liabilities during 2016 was approximately $15 million of net assets. Additionally, any deferred tax assets and liabilities that relate specifically to these assets and liabilities have been transferred to Valvoline Inc. as well as certain other tax liabilities as a result of the Tax Matters Agreement. For purposes of Ashland’s 2017 segment reporting and consistent with prior periods, these transferred assets and liabilities remain included within Unallocated and other.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – VALVOLINE (continued)

Time-It Lube
On January 4, 2017, Valvoline announced that it signed a definitive agreement to acquire the business assets related to 28 quick-lube stores from Time-It Lube L.L.C. and Time-It Lube of Texas, LP (together, Time-It Lube) for $48 million. The stores are located in Louisiana and eastern Texas. The acquisition is expected to be completed in the second quarter of fiscal 2017.
Oil Can Henry's
On December 11, 2015, Ashland announced that it signed a definitive agreement to acquire OCH International, Inc. (Oil Can Henry's), which was the 13th largest quick-lube network in the United States, servicing approximately 1 million vehicles annually with 89 quick-lube stores, consisting of 47 company-owned stores and 42 franchise locations, in Oregon, Washington, California, Arizona, Idaho and Colorado. On February 1, 2016, Ashland completed the acquisition.
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was $62 million during 2016. The purchase price allocation primarily included $83 million of goodwill.
NOTE C - DIVESTITURES
Specialty Ingredients Joint Venture
During September 2016, Ashland entered into a definitive sale agreement to sell its ownership interest in a Specialty Ingredients consolidated joint venture. Ashland recognized a loss of $12 million before tax in 2016 to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements. The loss was reported within the net gain (loss) on divestitures caption within the Statement of Consolidated Comprehensive Income. The net assets held for sale are not material to Ashland’s Condensed Consolidated Balance Sheets.
Ashland determined this transaction did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland’s operations and financial results. Any additional gain or loss recognized as a result of the transaction is expected to be nominal and would be recognized in the period incurred. The disposition is expected to be completed during fiscal 2017.
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
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland made subsequent post-closing adjustments to the discontinued operations caption as defined by the definitive agreement during the three months ended December 31, 2016 and 2015.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three months ended December 31, 2016 and 2015.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended
	December 31
(In millions)	2016	2015
Loss on disposal of discontinued operations (net of tax)
Water Technologies	$—	$(2)
Total loss from discontinued operations (net of tax)	$—	$(2)
NOTE E – FAIR VALUE MEASUREMENTS
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
The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$704	$704	$704	$—	$—
Restricted investments (a)	327	327	327	—	—
Deferred compensation investments (b)	184	184	34	150	—
Investments of captive insurance company (b)	2	2	2	—	—
Foreign currency derivatives	17	17	—	17	—
Total assets at fair value	$1,234	$1,234	$1,067	$167	$—

Liabilities
Foreign currency derivatives	$12	$12	$—	$12	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2016.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,188	$1,188	$1,188	$—	$—
Restricted investments (a)	322	322	322	—	—
Deferred compensation investments (b)	185	185	35	150	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$1,702	$1,702	$1,549	$153	$—

Liabilities
Foreign currency derivatives	$5	$5	$—	$5	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Restricted investments
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

funds from the January 2015 asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016.
During 2015, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of December 31, 2016 and September 30, 2016:

	December 31	September 30
(In millions)	2016	2016
Original cost	$335	$335
Accumulated investment income, settlement funds,
and disbursements, net	(24)	(3)
Adjusted cost (a)	311	332
Investment income (b)	3	8
Unrealized gain	13	11
Unrealized loss	(2)	—
Settlement funds	2	4
Disbursements	—	(33)
Fair value	$327	$322

(a)	The adjusted cost of the demand deposit includes accumulated investment income, disbursements and settlements recorded in previous periods.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The following table presents gross unrealized gains and losses for the available-for-sale securities as of December 31, 2016 and September 30, 2016:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2016
Demand Deposit	$11	$—	$—	$11
Equity Mutual Fund	185	13	—	198
Corporate bond Mutual Fund	120	—	(2)	118
Fair value	$316	$13	$(2)	$327

As of September 30, 2016
Demand Deposit	$6	$—	$—	$6
Equity Mutual Fund	185	8	—	193
Corporate bond Mutual Fund	120	3	—	123
Fair value	$311	$11	$—	$322

The unrealized gains and losses as of December 31, 2016 and September 30, 2016 were recognized within AOCI. Ashland invests in highly-rated investment grade mutual funds. No realized gain or loss was reclassified out of AOCI and no other-than-temporary impairment was recognized in AOCI during the three months ended December 31, 2016 and 2015.
The following table presents the investment income and disbursements related to the investments within the portfolio for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Investment income	$3	$2
Disbursements	—	(7)
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three months ended December 31, 2016 and 2015 within the Statements of Consolidated Comprehensive Income.

	Three months ended
	December 31
(In millions)	2016	2015
Foreign currency derivative gain	$2	$3
The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2016 and September 30, 2016 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2016	2016
Foreign currency derivative assets	$15	$3
Notional contract values	678	333

Foreign currency derivative liabilities	$12	$4
Notional contract values	629	530
Net investment hedges
Since 2014, Ashland has entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During the three months ended December 31, 2016 and 2015, these foreign currency contracts were settled and for certain hedges Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in net gains, recorded within the cumulative translation adjustment within AOCI, of $4 million and $7 million for the three months ended December 31, 2016 and 2015, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

As of December 31, 2016 and September 30, 2016, the total notional value of foreign currency contracts equaled $69 million and $94 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of December 31, 2016 and September 30, 2016.

		December 31	September 30
(In millions)	Consolidated balance sheet caption	2016	2016
Net investment hedge assets (a)	Accounts receivable	$2	$—
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	—	1

(a)	Fair value of $0 denotes a value less than $1 million.
The following table summarizes the change in the unrealized gain (loss) on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three months ended December 31, 2016 and 2015. No portion of the gain or loss was reclassified to income during the three months ended December 31, 2016 and 2015. There was no hedge ineffectiveness with these instruments during the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Change in unrealized gain in AOCI (a)	$2	$—
Tax impact of change in unrealized gain in AOCI (a)	(1)	—

(a)	$0 denotes a value less than $1 million.
Other financial instruments
At December 31, 2016 and September 30, 2016, Ashland’s consolidated long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,869 million and $3,103 million, respectively, compared to a fair value of $3,020 million and $3,336 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INVENTORIES (continued)

	December 31	September 30
(In millions)	2016	2016
Finished products	$512	$516
Raw materials, supplies and work in process	182	184
LIFO reserves	(28)	(29)
	$666	$671
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2016 assessment, Ashland determined that its reporting units for the allocation of goodwill include the Specialty Ingredients reportable segment, the Composites and Intermediates/Solvents reporting units within the Performance Materials reportable segment, and the Core North America, Quick Lubes and International reporting units within the Valvoline reportable segment. Based on the results of its goodwill impairment testing as of July 1, 2016, Ashland recorded a pre-tax goodwill impairment charge of $171 million for Intermediates/Solvents during the fourth quarter of 2016.
The following is a progression of goodwill by reportable segment for the three months ended December 31, 2016.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	(b)	Total
Balance as of September 30, 2016	$1,991	$147		$263		$2,401
Acquisitions (c)	—	—		4		4
Currency translation adjustment	(54)	(3)		—		(57)
Balance as of December 31, 2016	$1,937	$144		$267		$2,348

(a)
As of December 31, 2016, goodwill was completely attributable to the Composites reporting unit due to the full impairment of the goodwill for the Intermediates/Solvents reporting unit during the fourth quarter of 2016.

(b)
As of December 31, 2016, goodwill consisted of $89 million for the Core North America reporting unit, $139 million for the Quick Lubes reporting unit and $39 million for the International reporting unit.

(c)	Relates to Valvoline Instant Oil ChangeSM center acquisitions during the three months ended December 31, 2016.
Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property and customer relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 3 to 25 years, intellectual property over 5 to 20 years, and customer relationships over 3 to 24 years.
Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of December 31, 2016 and September 30, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	December 31, 2016
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$42	$(20)	$22
Intellectual property	659	(284)	375
Customer relationships	530	(202)	328
Total definite-lived intangible assets	1,231	(506)	725

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,532	$(506)	$1,026

	September 30, 2016
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$42	$(19)	$23
Intellectual property	667	(273)	394
Customer relationships	546	(200)	346
Total definite-lived intangible assets	1,255	(492)	763

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,556	$(492)	$1,064
Amortization expense recognized on intangible assets was $19 million for each of the three months ended December 31, 2016 and 2015, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $75 million in 2017 (includes three months actual and nine months estimated), $75 million in 2018, $70 million in 2019, $70 million in 2020 and $69 million in 2021. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

	December 31	September 30
(In millions)	2016	2016
4.750% notes, due 2022	$1,085	$1,121
3.875% notes, due 2018	671	700
6.875% notes, due 2043	376	376
5.500% notes, due 2024 (a)	375	375
Term Loan, due 2021 (a)	296	375
2017 accounts receivable securitization facility (a)	75	—
6.50% junior subordinated notes, due 2029	50	140
Other international loans, interest at a weighted-
average rate of 4.9% at December 31, 2016 (4.8% to 5.0%)	17	20
Medium-term notes, due 2019, interest of 9.4% at December 31, 2016	5	5
Term Loan, due 2017	—	150
Other (b)	(18)	(18)
Total debt	2,932	3,244
Short-term debt	(92)	(170)
Current portion of long-term debt	(15)	(19)
Long-term debt (less current portion and debt issuance cost discounts)	$2,825	$3,055

(a)	These debt instruments were issued by Valvoline during 2016 and 2017 in connection with the separation process.

(b)	Other includes $29 million of debt issuance cost discounts as of December 31, 2016 and September 30, 2016.
The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $11 million remaining in 2017, $686 million in 2018, $35 million in 2019, $30 million in 2020 and $210 million in 2021.
Ashland Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the first quarter of 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $36 million and $29 million, respectively. Ashland recognized a $2 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the three months ended December 31, 2016.
Remaining borrowing capacity
The borrowing capacity remaining under Ashland's 2015 revolving credit facility was $742 million, due to a reduction of $58 million for letters of credit outstanding at December 31, 2016. Ashland's total borrowing capacity at December 31, 2016 (excluding Valvoline) was $817 million, which included $75 million of available capacity from the accounts receivable securitization facility.
Covenants related to current Ashland debt agreements
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2016, Ashland is in compliance with all debt covenant restrictions.
The maximum consolidated leverage ratios permitted under Ashland's most recent credit agreement (the 2015 Senior Credit Agreement) are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.  At December 31, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio of 3.75.
The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At December 31, 2016, Ashland’s calculation of the interest coverage ratio was 4.4, which exceeds the minimum required consolidated ratio of 3.0.
Valvoline Financing Activities
Accounts receivable securitization
In November 2016, Valvoline entered into a $125 million accounts receivable securitization facility (the 2017 accounts receivable securitization facility) pursuant to (i) a Sale Agreement, between Valvoline and LEX Capital LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Valvoline (Lex) and (ii) a Transfer and Administration Agreement, among Lex, Valvoline, as Master Servicer, a certain Conduit Investor, Uncommitted Investor, and Letter of Credit Issuer, certain Managing Agents, Administrators and Committed Investors, and PNC Bank National Association, as agent for various secured parties (the Agent).
Under the Sale Agreement, Valvoline will sell, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to Lex. Under the terms of the Transfer and Administration Agreement, Lex may, from time to time, obtain up to $125 million (in the form of cash or letters of credit for the benefit of Valvoline) from the Conduit Investor, the Uncommitted Investor and/or the Committed Investors (together the “Investors”) through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of one year but is extendable at the discretion of the Investors. Valvoline accounts for the 2017 accounts receivable securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in Ashland's Condensed Consolidated Balance Sheet as accounts receivable. Valvoline classifies any borrowings under this facility as short-term debt within Ashland's Condensed Consolidated Balance Sheet.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Remaining borrowing capacity
At December 31, 2016, the total borrowing capacity remaining under Valvoline's 2016 revolving credit facility was $428 million due to a reduction of $22 million for letters of credit outstanding. Valvoline's total borrowing capacity at December 31, 2016 was $478 million, which included $50 million of available capacity from the 2017 accounts receivable securitization facility.
Covenants related to current Valvoline debt agreements
The Valvoline Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio) and other customary limitations.  As of December 31, 2016, Valvoline Inc. was in compliance with all debt agreement covenant restrictions.
The maximum consolidated leverage ratio permitted under the Valvoline Credit Agreement is 4.5. At December 31, 2016, Valvoline’s calculation of the consolidated leverage ratio was 1.2, which is below the maximum consolidated leverage ratio of 4.5.
The minimum required consolidated interest coverage ratio under the Valvoline Credit Agreement during its entire duration is 3.0. At December 31, 2016, Valvoline’s calculation of the interest coverage ratio was 13.6, which exceeds the minimum required consolidated ratio of 3.0.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2017 is 25%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results.  The overall effective tax benefit rate was 150% for the three months ended December 31, 2016. The effective income tax rate was impacted by the current quarter income mix, including the Ashland identified key items, which resulted in charges that were taxed at a U.S. statutory rate and drove the overall rate to a tax benefit. The current quarter tax rate was also impacted by net unfavorable tax discrete items of $1 million.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 was 25%. The overall effective tax rate was 18% for the three months ended December 31, 2015 and was impacted by net favorable tax discrete items of $7 million, primarily related to the law change from the reinstatement of the research and development credit and certain global restructuring steps.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

(In millions)
Balance at October 1, 2016	$168
Increases related to positions taken on items from prior years	4
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	4
Settlement of uncertain tax positions with tax authorities	(1)
Balance at December 31, 2016	$173
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $3 million for continuing operations and zero for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE J – EMPLOYEE BENEFIT PLANS
For the three months ended December 31, 2016, Ashland contributed $2 million to its non-qualified U.S. pension plans, all of which was paid by Valvoline, and $1 million to its non-U.S. pension plans. No contributions were made to Ashland's qualified U.S. pension plans during the three months ended December 31, 2016. Ashland expects to make additional contributions to the non-qualified U.S. plans of approximately $13 million, which will be paid by Valvoline, and to the non-U.S. plans of approximately $9 million during the remainder of 2017.
Plan Transfers, Amendments and Remeasurements
Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits. The effect of these plan changes resulted in a remeasurement gain of $10 million, $4 million within cost of sales and $6 million within selling, general and administrative expense, in the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
During September 2016, Ashland transferred a substantial portion of the largest U.S. qualified pension and non-qualified U.S. pension plans as well as certain other postretirement obligations to Valvoline Inc. as part of the separation process discussed further in Note B.
Components of net periodic benefit costs (income)
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2016	2015	2016	2015
Three months ended December 31
Service cost (a)	$3	$6	$—	$—
Interest cost	23	31	1	2
Expected return on plan assets	(39)	(47)	—	—
Amortization of prior service credit (a)	—	(1)	(3)	(4)
Actuarial gain	—	—	(10)	—
	$(13)	$(11)	$(12)	$(2)

(a)	Activity of $0 denote values less than $1 million.
NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES
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
Ashland asbestos-related litigation
The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary.  The amount and timing of settlements and number of open claims can fluctuate from period to period.  A summary of Ashland asbestos claims activity, excluding Hercules claims, follows.

	Three months ended
	December 31		Years ended September 30
(In thousands)	2016	2015	2016	2015	2014
Open claims - beginning of period	57	60	60	65	65
New claims filed	—	1	2	2	2
Claims settled	—	—	—	—	(1)
Claims dismissed	(1)	(2)	(5)	(7)	(1)
Open claims - end of period	56	59	57	60	65

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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
During the most recent annual update of this estimate completed during the June 2016 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $37 million.  Total reserves for asbestos claims were $406 million at December 31, 2016 compared to $415 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2016	2015	2016	2015	2014
Asbestos reserve - beginning of period	$415	$409	$409	$438	$463
Reserve adjustment	—	—	37	—	4
Amounts paid	(9)	(8)	(31)	(29)	(29)
Asbestos reserve - end of period	$406	$401	$415	$409	$438
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
At December 31, 2016, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $149 million (excluding the Hercules receivable for asbestos claims), of which $7 million relates to costs previously paid.  Receivables from insurers amounted to $151 million at September 30, 2016.  During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $16 million increase in the receivable for probable insurance recoveries.
During the March 2016 quarter, Ashland entered into settlement agreements totaling $4 million with certain insurers, which resulted in a reduction of the Ashland insurance receivable within the Condensed Consolidated Balance Sheets by the same amount. During the June 2016 quarter, Ashland placed $4 million of the settlement funds into the renewable annual trust.
A progression of activity in the Ashland insurance receivable is presented in the following table.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31		Years ended September 30
(In millions)	2016	2015	2016	2015	2014
Insurance receivable - beginning of period	$151	$150	$150	$402	$408
Receivable adjustment	—	—	16	(3)	22
Insurance settlement	—	—	(4)	(227)	—
Amounts collected	(2)	(5)	(11)	(22)	(28)
Insurance receivable - end of period	$149	$145	$151	$150	$402
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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2016	2015	2016	2015	2014
Open claims - beginning of period	15	20	20	21	21
New claims filed	—	—	1	1	1
Claims dismissed	—	—	(6)	(2)	(1)
Open claims - end of period	15	20	15	20	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2016 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $25 million.  Total reserves for asbestos claims were $318 million at December 31, 2016 compared to $321 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2016	2015	2016	2015	2014
Asbestos reserve - beginning of period	$321	$311	$311	$329	$342
Reserve adjustment	—	—	25	4	10
Amounts paid	(3)	(5)	(15)	(22)	(23)
Asbestos reserve - end of period	$318	$306	$321	$311	$329

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

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
As of December 31, 2016 and September 30, 2016, the receivables from insurers amounted to $63 million. During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2016	2015	2016	2015	2014
Insurance receivable - beginning of period	$63	$56	$56	$77	$75
Receivable adjustment	—	—	7	1	3
Insurance settlement	—	—	—	(22)	—
Amounts collected	—	—	—	—	(1)
Insurance receivable - end of period	$63	$56	$63	$56	$77
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $670 million for the Ashland asbestos-related litigation (current reserve of $406 million) and approximately $490 million for the Hercules asbestos-related litigation (current reserve of $318 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At December 31, 2016, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 130 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 64 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $174 million at December 31, 2016 compared to $177 million September 30, 2016, of which $131 million at December 31, 2016 and $134 million at September 30, 2016 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Reserve - beginning of period	$177	$186
Disbursements	(7)	(10)
Revised obligation estimates and accretion	4	4
Reserve - end of period	$174	$180
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At December 31, 2016 and September 30, 2016, Ashland’s recorded receivable for these probable insurance recoveries was $23 million, of which $15 million at December 31, 2016 and September 30, 2016 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three months ended December 31, 2016 and 2015.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Three months ended
	December 31
(In millions)	2016	2015
Environmental expense	$4	$4
Legal expense	2	2
Total expense	6	6

Insurance receivable (a)	—	—
Total expense, net of receivable activity	$6	$6

(a)	Activity of $0 denotes value less than $1 million.
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
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2016 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2016.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland.  Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.9 million and 1.2 million at December 31, 2016 and 2015, respectively.  Earnings per share is reported under the treasury stock method.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EARNINGS PER SHARE (continued)

	Three months ended
	December 31
(In millions except per share data)	2016	2015
Numerator
Numerator for basic and diluted EPS –
Income from continuing operations	$10	$91
Less: Income from continuing operations attributable to noncontrolling interest	11	—
Income (loss) from continuing operations attributable to Ashland, net of tax	$(1)	$91
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	62	65
Share-based awards convertible to common shares (a)	—	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	62	66

EPS from continuing operations attributable to Ashland
Basic	$(0.01)	$1.39
Diluted	(0.01)	1.38

(a)
As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2016, the effect of the share-based awards convertible to common shares would be antidilutive. As such, they have been excluded from the diluted EPS calculation.

NOTE M – EQUITY ITEMS
Stock repurchase programs
In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization allows for Ashland’s common shares to be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under the 2015 stock repurchase program.
2015 stock repurchase program agreement
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs & Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the March 2016 quarter to settle the difference between the initial share delivery and the total number of shares repurchased. After the 2016 ASR Agreement, $500 million of share repurchase authorization remains under the 2015 stock repurchase program.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY ITEMS (continued)

Stockholder dividends
Ashland dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first quarter of fiscal 2017 and each quarter of fiscal 2016.
Valvoline dividends
In November 2016, the Board of Directors of Valvoline Inc. announced a quarterly cash dividend of 4.9 cents per share to eligible shareholders of record. This was Valvoline Inc.'s first dividend declaration and was paid for quarterly dividends during the first quarter of fiscal 2017. Since Ashland owns approximately 83% of Valvoline Inc., the net cash outflow of $2 million was payments made to the remaining 17% of shareholders outstanding and is included within the Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2016.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

	2016			2015
					Tax
	Before	Tax	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation loss	$(150)	$4	$(146)	$(63)	$2	$(61)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(3)	2	(1)	(5)	2	(3)
Unrealized gain on available-for-sale securities	—	—	—	9	(3)	6
Total other comprehensive loss	$(153)	$6	$(147)	$(59)	$1	$(58)

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

As discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income (loss) and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. See Note J for more information.

	Three months ended
	December 31
(In millions)	2016	2015
Cost of sales	$(1)	$(2)
Selling, general and administrative expense	(2)	(3)
Total amortization of unrecognized prior service credits	$(3)	$(5)

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $8 million and $9 million for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation expense during the three months ended December 31, 2016 included cash-settled nonvested stock awards expense and cash-settled performance units expense of $1 million each, while the three months ended December 31, 2015 included only $1 million of expense for cash-settled nonvested stock awards.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant. SARS granted for each of the three months ended December 31, 2016 and 2015 were 0.4 million. As of December 31, 2016, there was $14 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares or units are subject to forfeiture upon termination of service before the vesting period ends. During 2016 and 2017, these awards were primarily granted as stock units that will convert to shares upon vesting, while the grants in prior years were generally made in shares.  Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 80,800 and 87,050 for the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $16 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
Cash-settled nonvested stock awards
Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of December 31, 2016, 96,400 cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $1 million during the three months ended December 31, 2016 and 2015.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

Performance awards
Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are primarily tied to Ashland’s overall financial performance relative to internal targets. Additionally, certain outstanding performance awards are tied to Ashland's overall financial performance relative to the financial performance of selected industry peer groups.  Awards are granted annually, with each award covering a three-year vesting period.
For awards granted in prior years, each performance share/unit is convertible to one share of Ashland Common Stock.  These plans are recorded as a component of stockholders’ equity in the Condensed Consolidated Balance Sheets.  Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets.  TSR relative to peers is considered a market condition while ROI is considered a performance condition under applicable U.S. GAAP.
For awards granted in the current year, upon vesting, each performance unit will be settled in cash based on the fair market value of Ashland or Valvoline common stock. For these awards, dependent upon whether the participant is an employee of Ashland or Valvoline, the performance measure used to determine the actual number of performance units issuable upon vesting is the financial performance of Ashland or Valvoline compared to award targets. The financial performance award metric is considered a performance condition under applicable U.S. GAAP. Additionally, the actual number of performance units issuable upon vesting can be potentially increased or decreased based on a TSR performance modifier relative to peers for Ashland and Valvoline.
Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. Performance shares/units granted for the three months ended December 31, 2016 and 2015 were 0.1 million. As of December 31, 2016, there was $16 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.2 years.
Other commitments
Executive performance incentive and retention program
During 2016, certain executives were granted 260 thousand performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation. At December 31, 2016, total nonvested shares outstanding, assuming vesting at the 100% performance level, are 264 thousand shares, which includes the cumulative value of forfeitable dividends.
The expense associated with these awards is contingent upon the completion of the full separation and therefore will not be recorded until the full and complete separation occurs. Based on the price of Ashland’s common stock on the grant date, the total estimated unrecognized compensation expense is $15 million assuming the performance mid-point target is met. At that time, the awards will be recognized ratably over the remaining vesting period.
NOTE O – REPORTABLE SEGMENT INFORMATION
Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Operating income is the primary measure reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

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
Valvoline is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. In 2016, it ranked as the #2 quick-lube chain by number of stores and #3 passenger car motor oil in the DIY market by volume brand in the United States. The brand operates and franchises 1,076 Valvoline Instant Oil ChangeSM centers in the United States. It also markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants created for higher-mileage engines; SynPowerTM synthetic motor oil; and ZerexTM antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During February 2016, Ashland completed the acquisition of Oil Can Henry's resulting in the addition of 89 quick-lube stores. See Note B for information on the acquisition of Oil Can Henry's.
During 2015, Ashland announced a plan to separate Valvoline into an independent, publicly traded company. On September 22, 2016, Ashland and Valvoline Inc. announced an IPO of Valvoline Inc.’s common stock and closed the IPO on September 28, 2016. As a result of the IPO, Ashland maintains an approximately 83% ownership interest in Valvoline Inc. as of September 30, 2016. See Note B for additional information. The financial information within this footnote is reflective of the manner in which Ashland manages the Valvoline reportable segment and the Valvoline reportable segment does not include any assets or liabilities transferred to Valvoline Inc. by Ashland in September 2016. Valvoline’s financial position and results of operations as reported as a segment of Ashland may be different than how they are reported on a stand-alone basis.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

Reportable segment results
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, such as the restructuring plans, and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The following table presents various financial information for each reportable segment for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions - unaudited)	2016	2015
SALES
Specialty Ingredients	$482	$476
Performance Materials	222	231
Valvoline	489	456
	$1,193	$1,163
OPERATING INCOME (LOSS)
Specialty Ingredients	$40	$38
Performance Materials	8	24
Valvoline	99	92
Unallocated and other	(10)	(3)
	$137	$151
NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

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

Condensed Statements of Comprehensive Income
Three months ended December 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$137	$1,065	$(9)	$1,193
Cost of sales	—	96	719	(8)	807
Gross profit	—	41	346	(1)	386

Selling, general and administrative expense	8	32	199	—	239
Research and development expense	—	3	20	—	23
Equity and other income (loss)	—	(15)	28	—	13
Operating income (loss)	(8)	(9)	155	(1)	137

Net interest and other financing expense	—	34	98	—	132
Net loss on divestitures	—	(1)	—	—	(1)
Income (loss) from continuing operations
before income taxes	(8)	(44)	57	(1)	4
Income tax expense (benefit)	—	5	(11)	—	(6)
Equity in net income (loss) of subsidiaries	7	1	—	(8)	—
Net income (loss)	(1)	(48)	68	(9)	10
Net income attributable to noncontrolling interests	—	—	11	—	11
Net income (loss) attributable to Ashland	$(1)	$(48)	$57	$(9)	$(1)

Comprehensive income (loss)	(137)	(41)	(86)	127	(137)
Comprehensive income attributable
to noncontrolling interests	10	—	10	(10)	10
Comprehensive income (loss) attributable
to Ashland	$(147)	$(41)	$(96)	$137	$(147)

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Comprehensive Income
Three months ended December 31, 2015
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$156	$1,014	$(7)	$1,163
Cost of sales	—	102	675	(6)	771
Gross profit	—	54	339	(1)	392

Selling, general and administrative expense	—	32	192	—	224
Research and development expense	—	3	22	—	25
Equity and other income (loss)	—	(2)	10	—	8
Operating income (loss)	—	17	135	(1)	151

Net interest and other financing expense	—	38	4	—	42
Net gain on divestitures	—	1	1	—	2
Income (loss) from continuing operations
before income taxes	—	(20)	132	(1)	111
Income tax expense (benefit)	—	(27)	47	—	20
Equity in net income (loss) of subsidiaries	89	95	—	(184)	—
Income (loss) from continuing operations	89	102	85	(185)	91
Loss from discontinued operations (net of tax)	—	(1)	(1)	—	(2)
Net income (loss)	$89	$101	$84	$(185)	$89

Comprehensive income (loss)	$31	$100	$27	$(127)	$31

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Balance Sheets
At December 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$148	$556	$—	$704
Accounts receivable	—	47	811	—	858
Inventories	—	45	621	—	666
Other assets	6	10	100	(10)	106
Total current assets	6	250	2,088	(10)	2,334
Noncurrent assets
Property, plant and equipment, net	—	241	1,945	—	2,186
Goodwill	—	141	2,207	—	2,348
Intangibles	—	35	991	—	1,026
Restricted investments	—	—	297	—	297
Asbestos insurance receivable	—	131	63	—	194
Equity and other unconsolidated investments	—	2	58	—	60
Investment in subsidiaries	2,995	7,503	—	(10,498)	—
Deferred income taxes	31	97	199	(128)	199
Intercompany receivables	—	19	2,539	(2,558)	—
Other assets	—	254	165	—	419
Total noncurrent assets	3,026	8,423	8,464	(13,184)	6,729
Total assets	$3,032	$8,673	$10,552	$(13,194)	$9,063
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$—	$—	$92	$—	$92
Current portion of long-term debt	—	—	15	—	15
Accounts payable and other accrued liabilities	—	222	697	(10)	909
Total current liabilities	—	222	804	(10)	1,016
Noncurrent liabilities
Long-term debt	—	2,116	709	—	2,825
Employee benefit obligations	—	38	1,002	—	1,040
Asbestos litigation reserve	—	371	303	—	674
Deferred income taxes	—	—	197	(128)	69
Intercompany payables	31	2,508	19	(2,558)	—
Other liabilities	—	220	218	—	438
Total noncurrent liabilities	31	5,253	2,448	(2,686)	5,046
Equity
Total Ashland stockholders’ equity	3,001	3,198	7,474	(10,498)	3,175
Noncontrolling interests	—	—	(174)	—	(174)
Total equity	3,001	3,198	7,300	(10,498)	3,001
Total liabilities and equity	$3,032	$8,673	$10,552	$(13,194)	$9,063

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Balance Sheets
At September 30, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$76	$1,112	$—	$1,188
Accounts receivable	—	18	876	—	894
Inventories	—	42	629	—	671
Other assets	7	16	98	(8)	113
Total current assets	7	152	2,715	(8)	2,866
Noncurrent assets
Property, plant and equipment, net	—	246	1,978	—	2,224
Goodwill	—	141	2,260	—	2,401
Intangibles	—	35	1,029	—	1,064
Restricted investments	—	—	292	—	292
Asbestos insurance receivable	—	133	63	—	196
Equity and other unconsolidated investments	—	2	55	—	57
Investment in subsidiaries	3,127	7,597	—	(10,724)	—
Deferred income taxes	31	97	146	(97)	177
Intercompany receivables	—	5	2,264	(2,269)	—
Other assets	—	253	167	—	420
Total noncurrent assets	3,158	8,509	8,254	(13,090)	6,831
Total assets	$3,165	$8,661	$10,969	$(13,098)	$9,697
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$—	$—	$170	$—	$170
Current portion of long-term debt	—	—	19	—	19
Accounts payable and other accrued liabilities	—	244	791	(8)	1,027
Total current liabilities	—	244	980	(8)	1,216
Noncurrent liabilities
Long-term debt	—	2,182	873	—	3,055
Employee benefit obligations	—	44	1,036	—	1,080
Asbestos litigation reserve	—	381	305	—	686
Deferred income taxes	—	—	166	(97)	69
Intercompany payables	—	2,264	5	(2,269)	—
Other liabilities	—	220	206	—	426
Total noncurrent liabilities	—	5,091	2,591	(2,366)	5,316
Equity
Total Ashland stockholders’ equity	3,165	3,326	7,580	(10,724)	3,347
Noncontrolling interest	—	—	(182)	—	(182)
Total equity	3,165	3,326	7,398	(10,724)	3,165
Total liabilities and equity	$3,165	$8,661	$10,969	$(13,098)	$9,697

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Cash Flows
Three months ended December 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash flows provided (used) by operating
activities from continuing operations	$—	$(83)	$95	$—	$12
Cash flows provided (used) by investing
activities from continuing operations
Additions to property, plant and equipment	—	(3)	(40)	—	(43)
Intercompany dividends	8	8	—	(16)	—
Net purchases of funds restricted for
specific transactions	—	(2)	—	—	(2)
Other investing activities, net	—	4	—	—	4
Total cash flows provided (used) by investing
activities from continuing operations	8	7	(40)	(16)	(41)
Cash flows provided (used) by financing
activities from continuing operations
Repayment of long-term debt	—	(65)	(253)	—	(318)
Premium on long-term debt repayment	—	(1)	(4)	—	(5)
Repayment from short-term debt	—	—	(78)	—	(78)
Cash dividends paid	(24)	—	—	—	(24)
Distributions to noncontrolling interest	—	—	(2)	—	(2)
Intercompany dividends	(8)	—	(8)	16	—
Other intercompany activity, net	24	231	(255)	—	—
Other financing activities, net	—	(7)	(1)	—	(8)
Total cash flows provided (used) by financing
activities from continuing operations	(8)	158	(601)	16	(435)
Cash provided (used) by continuing operations	—	82	(546)	—	(464)
Cash used by discontinued operations
Operating cash flows	—	(10)	(2)	—	(12)
Investing cash flows	—	—	—	—	—
Total cash used by discontinued operations	—	(10)	(2)	—	(12)
Effect of currency exchange rate changes on
cash and cash equivalents	—	—	(8)	—	(8)
Increase (decrease) in cash and cash equivalents	—	72	(556)	—	(484)
Cash and cash equivalents - beginning of year	—	76	1,112	—	1,188
Cash and cash equivalents - end of year	$—	$148	$556	$—	$704

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Cash Flows
Three months ended December 31, 2015
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash flows provided (used) by operating
activities from continuing operations	$—	$(123)	$189	$—	$66
Cash flows provided (used) by investing
activities from continuing operations
Additions to property, plant and equipment	—	(2)	(51)	—	(53)
Purchase of operations - net of cash acquired	—	—	(4)	—	(4)
Reimbursements from restricted investments	—	7	—	—	7
Other investing activities, net	—	5	1	—	6
Total cash flows provided (used) by investing
activities from continuing operations	—	10	(54)	—	(44)
Cash flows provided (used) by financing
activities from continuing operations
Repayment of long-term debt	—	(14)	—	—	(14)
Proceeds (repayment) from short-term debt	—	409	(90)	—	319
Repurchase of common stock	—	(500)	—	—	(500)
Cash dividends paid	—	(24)	—	—	(24)
Other intercompany activity, net	—	233	(233)	—	—
Total cash flows provided (used) by financing
activities from continuing operations	—	104	(323)	—	(219)
Cash used by continuing operations	—	(9)	(188)	—	(197)
Cash used by discontinued operations
Operating cash flows	—	(5)	(5)	—	(10)
Investing cash flows	—	—	—	—	—
Total cash used by discontinued operations	—	(5)	(5)	—	(10)
Effect of currency exchange rate changes on
cash and cash equivalents	—	—	(11)	—	(11)
Decrease in cash and cash equivalents	—	(14)	(204)	—	(218)
Cash and cash equivalents - beginning of year	—	21	1,236	—	1,257
Cash and cash equivalents - end of year	$—	$7	$1,032	$—	$1,039

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology.  These forward-looking statements include statements relating to the status of the separation process and the expected completion of the separation through the subsequent distribution of Valvoline common stock. In addition, Ashland may from time to time make forward-looking statements in its annual report, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the separation of Ashland’s specialty chemicals businesses and Valvoline Inc. (Valvoline), the initial public offering of 34,500,000 shares of Valvoline common stock (the “IPO”), the expected timetable for completing the separation, the strategic and competitive advantages of each company and future opportunities for each company, as well as the economy and other future events or circumstances.  Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw material cost increases through price increases), and risks and uncertainties associated with the following:  the possibility that the separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; regulatory, market or other factors and conditions affecting the distribution of Ashland’s remaining interests in Valvoline; the potential for disruption to Ashland’s business in connection with the separation; the potential that Ashland does not realize all of the expected benefits of the IPO, new holding company reorganization or separation; Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); and severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, as well as risks and uncertainties related to the separation that are described in the Form S-4 filed with the SEC, which are available on Ashland’s website at http://investor.ashland.com or on the SEC’s website, and Valvoline’s Form S-1 filed with the SEC, available on the SEC’s website.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.  Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein. As Ashland Global Holdings Inc. is the successor to Ashland Inc., the information set forth refers to Ashland Inc. for the periods prior to September 30, 2016 and to Ashland Global Holdings Inc. on and after September 30, 2016.
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
Ashland’s sales generated outside of North America were 46% and 47% for the three months ended December 31, 2016 and 2015, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2016	2015
North America (a)	54%	53%
Europe	21%	23%
Asia Pacific	18%	17%
Latin America & other	7%	7%
	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  The term Valvoline as used herein, depending on context, refers to either Valvoline Inc. or Valvoline as a reportable segment of Ashland. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 50.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2016	2015
Specialty Ingredients	40%	41%
Performance Materials	19%	20%
Valvoline	41%	39%
	100%	100%

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland (now known as Ashland Global Holdings Inc.) and Valvoline Inc. The initial step of the separation, the initial public offering (IPO) of Valvoline Inc., closed on September 28, 2016. The new Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets. These markets are currently served by Specialty Ingredients and Performance Materials. Key markets and applications include pharmaceutical, personal care, food and beverage, architectural coatings, adhesives, automotive, construction and energy. Valvoline Inc., a controlled subsidiary, operates on a stand-alone basis as a premium consumer-branded lubricant supplier.
After completing the IPO on September 28, 2016, Ashland owns 170 million shares of Valvoline Inc.’s common stock, representing approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. Ashland presently intends to distribute the remaining Valvoline Inc. shares in 2017 following the release of March-quarter earnings results by both Ashland and Valvoline Inc.
The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of December 31, 2016 and September 30, 2016, are presented separately as a noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. As of December 31, 2016 and September 30, 2016, the noncontrolling interest was $174 million and $182 million, respectively. The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statement of Consolidated Comprehensive Income.
During the three months ended December 31, 2016 and 2015, Ashland recognized separation costs of $28 million and $6 million, respectively, which are primarily related to transaction and legal fees. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Transferred Assets and Liabilities
As of September 30, 2016, Valvoline Inc. included substantially all of the Valvoline business as historically reported by Ashland, as well as certain other assets and liabilities transferred to Valvoline Inc. by Ashland as a part of the separation process. The largest transferred liabilities were the net pension and other postretirement plan liabilities, which include a substantial portion of the largest U.S. qualified pension plans and non-qualified U.S. pension plans. As of September 30, 2016, Valvoline Inc.’s net pension and other postretirement plan liabilities totaled approximately $900 million.
Other transferred assets and liabilities primarily consist of deferred compensation, certain Ashland legacy business insurance reserves, tax attributes and certain trade payables. The impact of these other transferring assets and liabilities during 2016 was approximately $15 million of net assets. Additionally, any deferred tax assets and liabilities that relate specifically to these assets and liabilities have been transferred to Valvoline Inc. as well as certain other tax liabilities as a result of the Tax Matters Agreement. For purposes of Ashland’s 2017 segment reporting and consistent with prior periods, these transferred assets and liabilities remain included within Unallocated and other.
Time-It Lube
On January 4, 2017, Valvoline announced that it signed a definitive agreement to acquire the business assets related to 28 quick-lube stores from Time-It Lube L.L.C. and Time-It Lube of Texas, LP (together, Time-It

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Lube) for $48 million. The stores are located in Louisiana and eastern Texas. The acquisition is expected to be completed in the second quarter of fiscal 2017.
Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the first quarter of 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $36 million and $29 million, respectively. Ashland recognized a $2 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the three months ended December 31, 2016.
Valvoline accounts receivable securitization
In November 2016, Valvoline entered into a $125 million accounts receivable securitization facility (the 2017 accounts receivable securitization facility) pursuant to (i) a Sale Agreement, between Valvoline and LEX Capital LLC, a wholly-owned “bankruptcy remote” special purpose subsidiary of Valvoline (Lex) and (ii) a Transfer and Administration Agreement, among Lex, Valvoline, as Master Servicer, a certain Conduit Investor, Uncommitted Investor, and Letter of Credit Issuer, certain Managing Agents, Administrators and Committed Investors, and PNC Bank National Association, as agent for various secured parties (the Agent).
Under the Sale Agreement, Valvoline will sell, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to Lex. Under the terms of the Transfer and Administration Agreement, Lex may, from time to time, obtain up to $125 million (in the form of cash or letters of credit for the benefit of Valvoline) from the Conduit Investor, the Uncommitted Investor and/or the Committed Investors (together the “Investors”) through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of one year but is extendable at the discretion of the Investors. Valvoline accounts for the 2017 accounts receivable securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in Ashland's Condensed Consolidated Balance Sheet as accounts receivable. Valvoline classifies any borrowings under this facility as short-term debt within Ashland's Condensed Consolidated Balance Sheet.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Other Post-employment Benefit Plans Amendment and Remeasurement
Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits. The effect of these plan changes resulted in a remeasurement gain of $10 million, $4 million within cost of sales and $6 million within selling, general and administrative expense, in the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
RESULTS OF OPERATIONS – CONSOLIDATED REVIEW
Use of non-GAAP measures
Ashland has included within this document the following non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

•	EBITDA - net income, plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization.

•
Adjusted EBITDA - EBITDA adjusted for noncontrolling interests, discontinued operations, net gain (loss) on acquisitions and divestitures, other income and (expense) and key items (including the remeasurement gains and losses related to pension and other postretirement plans).

•	Adjusted EBITDA margin - Adjusted EBITDA divided by sales.

•	Free cash flow - operating cash flows less capital expenditures and certain other adjustments as applicable.
Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assist investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments Ashland makes to derive the non-GAAP measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its business units and provide continuity to investors for comparability purposes.
The free cash flow metric enables Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow includes the impact of capital expenditures from continuing operations, as well as other items Ashland has deemed nonoperational, providing a more complete picture of cash generation. Free cash flow has certain limitations, including that it does not reflect adjustment for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

These non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2015 Senior Credit Agreement and Valvoline's Credit Agreement are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation table on page 46 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans.) Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see the MD&A - Critical Accounting Policies - Employee benefit obligations and Note N of the Notes to Consolidated Financial Statements within the 2016 Form 10-K.
Consolidated review
Net income
Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Key financial results for the three months ended December 31, 2016 and 2015 included the following:

•
Ashland’s net income (loss) attributable to Ashland amounted to a loss of $1 million and income of $89 million for the three months ended December 31, 2016 and 2015, respectively, or a loss of $0.01 and income of $1.35 diluted earnings per share, respectively.

•	Ashland’s net income attributable to noncontrolling interest amounted to $11 million for the three months ended December 31, 2016 and reflects the noncontrolling interest of Valvoline Inc.

•	Income from continuing operations, which excludes results from discontinued operations, amounted to $10 million and $91 million for the three months ended December 31, 2016 and 2015, respectively.

•	The effective income tax benefit rate of 150% and expense rate of 18% for the three months ended December 31, 2016 and 2015, respectively, were both affected by certain discrete items.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Ashland incurred pretax net interest and other financing expense of $132 million and $42 million for the three months ended December 31, 2016 and 2015, respectively. The current quarter was impacted by $92 million of net charges associated with current quarter debt financing activity.

•	Operating income was $137 million and $151 million for the three months ended December 31, 2016 and 2015, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Operating income amounted to $137 million and $151 million for the three months ended December 31, 2016 and 2015, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:
•Separation, restructuring and other costs, net, include the following:

◦	$28 million and $6 million of costs related to the separation of Valvoline during the three months ended December 31, 2016 and 2015, respectively;

◦
$5 million reversal of the severance accrual and $2 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility during the three months ended December 31, 2015;

•	Remeasurement gain of $10 million associated with the discontinuation of certain post-employment health and life insurance benefits during the three months ended December 31, 2016; and

•	$5 million and $10 million charges for legal reserves during the three months ended December 31, 2016 and 2015, respectively.
Operating income for the three months ended December 31, 2016 and 2015 included depreciation and amortization of $77 million and $81 million, respectively (which excluded accelerated depreciation of $2 million for the three months ended December 31, 2015). EBITDA totaled $213 million and $232 million for the three months ended December 31, 2016 and 2015, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items and the impact of Ashland's noncontrolling interest in Valvoline Inc.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2016	2015
Net income	$10	$89
Income tax expense (benefit)	(6)	20
Net interest and other financing expense	132	42
Depreciation and amortization (a)	77	81
EBITDA	213	232
Net income attributable to noncontrolling interest	(11)	—
Adjusted EBITDA adjustments attributable to noncontrolling interest (b)	(10)	—
Loss from discontinued operations (net of tax)	—	2
Separation, restructuring and other costs, net	28	1
Gain on post-employment plan remeasurement	(10)	—
Legal reserve	5	10
Accelerated depreciation	—	2
Adjusted EBITDA (c)	$215	$247

(a)	Excludes $2 million of accelerated depreciation for the three months ended December 31, 2015.

(b)
Includes certain items attributable to the approximately 17% noncontrolling interest in Valvoline Inc. such as income tax expense, net interest and other financing expense, depreciation and amortization, separation costs and the gain on post-employment plan remeasurement.

(c)
Includes $12 million and $13 million during the three months ended December 31, 2016 and 2015, respectively, of net periodic pension and other postretirement income recognized ratably through the fiscal year. This income is comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note J of the Notes to Condensed Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015	Change
Sales	$1,193	$1,163	$30
The following table provides a reconciliation of the change in sales between the three months ended December 31, 2016 and 2015.

Three months ended
(In millions)	December 31, 2016
Volume	$55
Pricing	(29)
Product mix	(4)
Currency exchange	(5)
Acquisitions and divestitures	13
Change in sales	$30
Sales for the current quarter increased $30 million compared to the prior year quarter. Improved volume increased sales by $55 million, or 5%, while pricing declines decreased sales by $29 million, or 3%. The acquisition of Oil Can Henry's within the Valvoline reportable segment, partially offset by the exit from certain product lines within the Specialty Ingredients reportable segment, increased sales by $13 million. Unfavorable

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

foreign currency exchange and changes in product mix decreased sales by $5 million and $4 million, respectively.

	Three months ended December 31
(In millions)	2016	2015	Change
Cost of sales	$807	$771	$36
Gross profit as a percent of sales	32.4%	33.7%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three months ended December 31, 2016 and 2015.

Three months ended
(In millions)	December 31, 2016
Changes in:
Volume	$38
Acquisition and divestitures	9
Currency exchange	(4)
Production costs	(4)
Product mix	(3)
Pension and other postretirement benefit plans expense (income)	(3)
Severance and other costs	5
Accelerated depreciation	(2)
Change in cost of sales	$36
Cost of sales for the current quarter increased $36 million compared to the prior year quarter primarily due higher volume levels which increased cost of sales by $38 million, or 5%. The acquisition of Oil Can Henry's and divestiture of certain product lines increased cost of sales by $9 million. Favorable foreign currency exchange and lower production costs each decreased cost of sales by $4 million, while changes in product mix decreased cost of sales by $3 million. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the prior year quarter included a $5 million reversal of the severance accrual as the structure of the program was finalized and $2 million of accelerated depreciation.

	Three months ended December 31
(In millions)	2016	2015	Change
Selling, general and administrative expense	$239	$224	$15
As a percent of sales	20.0%	19.3%
Selling, general and administrative expense for the current quarter increased $15 million compared to the prior year quarter with expenses as a percent of sales increasing 0.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$28 million of costs related to the separation of Valvoline during the current quarter compared to $6 million in the prior year quarter;

•	$5 million and $10 million charges for legal reserves during the current quarter and prior year quarter, respectively; and

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	a $6 million gain on the remeasurement of certain post-employment health and life insurance benefits during the current quarter.

	Three months ended December 31
(In millions)	2016	2015	Change
Research and development expense	$23	$25	$(2)
Research and development expense remained relatively consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2016	2015	Change
Equity and other income
Equity income	$4	$4	$—
Other income	9	4	5
	$13	$8	$5
Equity income remained consistent with the prior year quarter, while other income increased $5 million primarily due to an increase in other income within the Specialty Ingredients and Valvoline reportable segments.

	Three months ended December 31
(In millions)	2016	2015	Change
Net interest and other financing expense (income)
Interest expense	$135	$43	$92
Interest income	(1)	(1)	—
Available-for-sale securities income	(3)	(2)	(1)
Other financing costs	1	2	(1)
	$132	$42	$90
Net interest and other financing expense increased $90 million during the current quarter compared to the prior year quarter. The current quarter increase in interest expense was primarily due to $92 million of accelerated accretion related to the December 2016 Tender Offer of the 2029 notes. Available-for-sale securities income of $3 million compared to $2 million in the prior year quarter represents investment income related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

	Three months ended December 31
(In millions)	2016	2015	Change
Net gain (loss) on divestitures
MAP Transaction adjustments	$(1)	$1	$(2)
Castings Solutions joint venture	—	1	(1)
	$(1)	$2	$(3)
The activity in the current and prior year quarters relate to post-closing adjustments for certain divestitures.

	Three months ended December 31
(In millions)	2016	2015	Change
Income tax expense (benefit)	$(6)	$20	$(26)
Effective tax rate	(150)%	18%
The overall effective tax rate was a benefit of 150% and expense of 18% for the three months ended December 31, 2016 and 2015, respectively. The effective income tax rate was impacted by the current quarter

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

income mix, including the Ashland identified key items, which resulted in charges that were taxed at a U.S. statutory rate and drove the overall rate to a tax benefit. The current quarter tax rate was also impacted by net unfavorable tax discrete items of $1 million. The prior year quarter included net favorable discrete items of $7 million, primarily related to the law change from the reinstatement of the research and development credit and certain global restructuring steps.

	Three months ended December 31
(In millions)	2016	2015	Change
Loss from discontinued operations (net of tax)
Water Technologies	$—	$(2)	$2
	$—	$(2)	$2
The prior year quarter included a tax adjustment related to the sale of Ashland Water Technologies (Water Technologies).

	Three months ended December 31
(In millions)	2016	2015	Change
Net income attributable to noncontrolling interest	$11	$—	$11
Since Ashland's ownership interest in Valvoline Inc., which includes the operations of the Valvoline reportable segment, is now approximately 83%, the amount of net income attributable to the outside stockholders' approximately 17% noncontrolling interest in Valvoline Inc. is presented within this caption on the Statement of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three months ended December 31, 2016 and 2015.

	Three months ended December 31
(In millions)	2016	2015	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation loss	$(146)	$(61)	$(85)
Pension and postretirement obligation adjustment	(1)	(3)	2
Unrealized gain on available-for-sale securities	—	6	(6)
	$(147)	$(58)	$(89)
Total other comprehensive loss, net of tax, for the current quarter decreased $89 million compared to the prior year quarter as a result of the following components:

•
For the three months ended December 31, 2016, other comprehensive loss, net of tax, from foreign currency translation adjustments was $146 million compared to $61 million for the three months ended December 31, 2015, mainly as a result of the strengthening of the U.S. Dollar against other global currencies, such as the Euro. The fluctuations in unrealized translation gains and losses is primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was $1 million compared to $3 million for the three months ended December 31, 2016 and 2015, respectively. These amounts of unrecognized prior service credits, net of tax, related to pension and other postretirement benefit plans were amortized and reclassified into net income.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•
Unrealized gain of $6 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive loss during the three months ended December 31, 2015.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline. During September 2016, Valvoline Inc. completed the IPO of its common stock as discussed further within the “Key Developments” section of Management’s Discussion and Analysis herein. As a result, Ashland had an approximately 83% ownership interest in Valvoline Inc. as of December 31, 2016.
Results of Ashland’s reportable segments are presented based on its management structure and internal accounting practices.  The structure and practices are specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, and other costs or adjustments that generally relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other.  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and businesses change.  Revisions to Ashland’s methodologies that are deemed insignificant are applied on a prospective basis.
The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Statements of Consolidated Comprehensive Income caption.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Sales
Specialty Ingredients	$482	$476
Performance Materials	222	231
Valvoline	489	456
	$1,193	$1,163
Operating income (loss)
Specialty Ingredients	$40	$38
Performance Materials	8	24
Valvoline	99	92
Unallocated and other	(10)	(3)
	$137	$151
Depreciation and amortization
Specialty Ingredients	$55	$61
Performance Materials	13	13
Valvoline	9	9
	$77	$83
Operating information
Specialty Ingredients
Sales per shipping day	$7.9	$7.7
Metric tons sold (thousands)	72.6	68.7
Gross profit as a percent of sales (a)	32.0%	32.9%
Performance Materials
Sales per shipping day	$3.6	$3.7
Metric tons sold (thousands)	110.6	106.2
Gross profit as a percent of sales (a)	15.4%	22.1%
Valvoline
Lubricant sales gallons	43.1	40.4
Premium lubricants (percent of U.S. branded volumes)	47.2%	43.0%
Gross profit as a percent of sales (a)	37.9%	38.3%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three months ended December 31, 2016 and 2015 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended December 31, 2016
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	43%	75%
Europe	29%	36%	7%
Asia Pacific	22%	16%	14%
Latin America & other	10%	5%	4%
	100%	100%	100%

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended December 31, 2015
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline
North America	38%	40%	75%
Europe	32%	39%	7%
Asia Pacific	20%	14%	14%
Latin America & other	10%	7%	4%
	100%	100%	100%
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
December 2016 quarter compared to December 2015 quarter
Specialty Ingredients’ sales increased $6 million to $482 million in the current quarter. Changes in volume increased sales by $22 million, or 5%, as metric tons sold increased to 72.6 thousand in the current quarter primarily due to favorable results within the Industrial Specialties division. Changes in product mix decreased sales by $7 million, while pricing declines and unfavorable foreign currency exchange each decreased sales by $4 million. The exit from certain product lines decreased sales by $1 million.
Gross profit during the current quarter decreased $3 million compared to the prior year quarter. The prior year quarter was favorably impacted by a $5 million reversal of the severance accrual and $2 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility. Improved volume during the current quarter resulted in an $8 million increase in gross profit compared to the prior year quarter. This increase was offset by decreases due to pricing declines, changes in product mix and unfavorable foreign currency exchange of $4 million, $3 million and $1 million, respectively. In total, gross profit margin during the current quarter decreased 0.9 percentage points as compared to the prior year quarter to 32.0%.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $4 million in the current quarter as compared to the prior year quarter primarily due to favorable corporate resource allocations of $2 million, decreased travel expenses of $1 million and favorable foreign currency exchange of $1 million. Equity and other income increased $1 million compared with the prior year quarter, primarily due to other income related to a gain on the sale of certain assets.
Operating income totaled $40 million for the current quarter compared to $38 million in the prior year quarter.  EBITDA decreased $2 million to $95 million in the current quarter, while Adjusted EBITDA increased $1 million to $95 million in the current quarter. Adjusted EBITDA margin in the current quarter of 19.7% remained consistent with the prior year quarter.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The $5 million reversal of severance and $2 million of accelerated depreciation during the prior year quarter relates to a manufacturing facility restructuring plan. There were no unusual or key items that affected comparability for EBITDA during the current quarter.

	Three months ended
	December 31
(In millions)	2016	2015
Operating income	$40	$38
Depreciation and amortization (a)	55	59
EBITDA	95	97
Severance	—	(5)
Accelerated depreciation	—	2
Adjusted EBITDA	$95	$94

(a)	Excludes $2 million of accelerated depreciation for the three months ended December 31, 2015.
Performance Materials
Performance Materials is a global leader in unsaturated polyester resins and vinyl ester resins. The business unit has leading positions in gelcoats, maleic anhydride, butanediol, tetrahydrofuran, N-Methylpyrrolidone and other intermediates and solvents. Key customers include: manufacturers of residential and commercial building products; industrial product specifiers and manufacturers; wind blade and pipe manufacturers; automotive and truck OEM suppliers; boatbuilders; engineered plastics and electronic producers; and specialty chemical manufacturers. Performance Materials is comprised of two divisions: Composites and Intermediates/Solvents.
December 2016 quarter compared to December 2015 quarter
Performance Materials’ sales decreased $9 million to $222 million in the current quarter. Lower product pricing decreased sales by $14 million, or 6%, while volume increased sales by $10 million, or 4%, as metric tons sold increased to 110.6 thousand in the current quarter. Changes in product mix and unfavorable foreign currency exchange decreased sales by $4 million and $1 million, respectively.
Gross profit decreased $16 million in the current quarter compared to the prior year quarter. The current quarter gross profit was negatively impacted by $9 million of costs associated with an approximately 40-day planned plant shutdown at one of Intermediates/Solvents' manufacturing facilities. The prior year quarter included $4 million of plant shutdown costs at both Intermediates/Solvents' manufacturing facilities. Pricing declines were partially offset by lower raw material costs within both the Composites and Intermediates/Solvents divisions and decreased gross profit by $12 million. Changes in volume increased gross profit by $3 million while changes in product mix decreased gross profit by $2 million. In total, gross profit margin decreased 6.7 percentage points as compared to the prior year quarter to 15.4%.
Selling, general and administrative expenses during the current quarter remained relatively consistent compared to the prior year quarter, primarily due to $1 million of favorable corporate resource allocations that were offset by a $1 million increase in bad debt expense. Equity and other income remained consistent compared to the prior year quarter.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $8 million in the current quarter compared to $24 million in the prior year quarter.  EBITDA decreased $16 million to $21 million in the current quarter, while EBITDA margin decreased 6.5 percentage points in the current quarter to 9.5%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2016 and 2015 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2016	2015
Operating income	$8	$24
Depreciation and amortization	13	13
EBITDA	$21	$37
Valvoline
Valvoline is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. In 2016, it ranked as the #2 quick-lube chain by number of stores and #3 passenger car motor oil in the DIY market by volume brand in the United States. The brand operates and franchises 1,076 Valvoline Instant Oil ChangeSM centers in the United States. It also markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants created for higher-mileage engines; SynPowerTM synthetic motor oil; and ZerexTM antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During September 2016, Valvoline Inc. completed the IPO of its common stock as discussed further within the “Key Developments” section of Management’s Discussion and Analysis herein. As a result, Ashland maintains an approximately 83% ownership interest in Valvoline Inc. as of December 31, 2016. Valvoline’s results as a segment of Ashland may not equal the results of Valvoline Inc. reported on a stand-alone basis.
During February 2016, Ashland completed the acquisition of Oil Can Henry’s resulting in the addition of 89 quick-lube stores. For additional information on the separation and acquisition, see Note B in the Notes to Condensed Consolidated Financial Statements.
December 2016 quarter compared to December 2015 quarter
Valvoline’s sales increased $33 million to $489 million in the current quarter. Higher volume increased sales by $23 million, or 5%, as lubricant gallons sold increased to 43.1 million, and the acquisition of Oil Can Henry's in February 2016 increased sales by $14 million, or 3%. These increases were partially offset by lower product pricing which decreased sales by $11 million, or 2%, while changes in product mix increased sales by $7 million.
Gross profit increased $10 million during the current quarter compared to the prior year quarter. Changes in volume increased gross profit by $6 million, while changes in product mix and the acquisition of Oil Can Henry's each increased gross profit by $4 million. Unfavorable pricing, partially offset by lower raw material costs, decreased gross profit by $4 million. In total, gross profit margin decreased 0.4 percentage points as compared to the prior year quarter to 37.9%.
Selling, general and administrative expenses increased $7 million during the current quarter as compared to the prior year quarter, primarily due to employee cost increases of $3 million, increased corporate resource

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

costs of $1 million, and additional expenses related to the acquisition of Oil Can Henry's of $1 million. Equity and other income increased $4 million compared with the prior year quarter, primarily due to increased other income.
Operating income totaled $99 million in the current quarter as compared to $92 million in the prior year quarter.  EBITDA increased $7 million to $108 million in the current quarter, while EBITDA margin remained consistent with the prior year quarter at 22.1%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three months ended December 31, 2016 and 2015 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters.

	Three months ended
	December 31
(In millions)	2016	2015
Operating income	$99	$92
Depreciation and amortization	9	9
EBITDA	$108	$101
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Pension and other postretirement net periodic income
(excluding service cost)	$18	$19
Gain on post-employment plan remeasurement	10	—
Restructuring activities (includes separation and severance costs)	(28)	(6)
Environmental expense for divested businesses	(4)	(6)
Legal reserve	(5)	(10)
Other expense	(1)	—
Total expense	$(10)	$(3)
December 2016 quarter compared to December 2015 quarter
Unallocated and other recorded expense of $10 million and $3 million for the three months ended December 31, 2016 and 2015, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $18 million and $19 million, respectively. The change in pension and other postretirement income in the current quarter is primarily driven by changes in the discount rate and other actuarial assumptions compared to the prior year quarter. The current quarter also included a $10 million gain

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

on the remeasurement of certain post-employment health and life insurance benefit plans that were discontinued.
The remaining unallocated items for the current quarter primarily included $28 million of costs incurred related to the Valvoline separation, $5 million of expense for a legal reserve, and $4 million for environmental reserve adjustments. In the prior year quarter, unallocated costs also primarily included expense of $10 million for a legal reserve, $6 million of costs incurred related to the Valvoline separation and $6 million for environmental reserve adjustments.
FINANCIAL POSITION
Liquidity
Ashland had $704 million in cash and cash equivalents as of December 31, 2016, of which $392 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Cash provided (used) by:
Operating activities from continuing operations	$12	$66
Investing activities from continuing operations	(41)	(44)
Financing activities from continuing operations	(435)	(219)
Discontinued operations	(12)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(11)
Net decrease in cash and cash equivalents	$(484)	$(218)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2016 and 2015.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2016	2015
Cash flows provided (used) by operating activities from continuing operations
Net income	$10	$89
Loss from discontinued operations (net of tax)	—	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	77	83
Original issue discount and debt issuance cost amortization	95	3
Deferred income taxes	2	3
Equity income from affiliates	(4)	(4)
Distributions from equity affiliates	—	5
Stock based compensation expense	6	8
Gain on early retirement of debt	(3)	—
Gain on available-for-sale securities	(3)	(2)
Net loss (gain) on divestitures	1	(2)
Pension contributions	(3)	(4)
Gain on post-employment plan remeasurement	(10)	—
Change in operating assets and liabilities (a)	(156)	(115)
Total cash flows provided by operating activities from continuing operations	$12	$66

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflows of $12 million in the current quarter and $66 million in the prior year quarter.  The cash results during each quarter are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including original issue discount and debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses. Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $46 million and $74 million for the three months ended December 31, 2016 and 2015, respectively, and were driven by the following:

•
Accounts receivable - The cash inflows of $47 million and $126 million during the current and prior year quarters, respectively, were primarily due to collections in excess of sales during the first quarter of each fiscal year compared to the prior fiscal year.

•
Inventory - The current quarter had a cash inflow of $14 million compared to a cash outflow of $5 million during the prior year quarter. The cash inflow during the current quarter was primarily a result of production management within the Specialty Ingredients reportable segment.

•
Trade and other payables - The cash outflows of $107 million and $195 million during the current and prior year quarters, respectively, were primarily driven by seasonal declines in trade payables, and incentive compensation payouts to employees and certain Valvoline separation payments from the prior year paid during the first quarter of the fiscal year.

The remaining outflows of $110 million and $41 million in the current and prior year quarters, respectively, relate primarily to adjustments to certain accruals and long term assets and liabilities as well as income taxes received and paid.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating cash flows for the current quarter included income from continuing operations of $10 million and noncash adjustments of $77 million for depreciation and amortization and $95 million for original issue discount and debt issuance cost amortization, including $92 million of accelerated accretion related to the Tender Offer of the 2029 notes.
Operating cash flows for the prior year quarter included income from continuing operations of $91 million and noncash adjustments of $83 million for depreciation and amortization and $3 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(43)	$(53)
Proceeds from disposal of property, plant and equipment	—	1
Purchase of operations - net of cash acquired	—	(4)
Uses from sale of operations or equity investments	—	(2)
Net purchase of funds restricted for specific transactions	(2)	—
Reimbursements from restricted investments	—	7
Proceeds from the settlement of derivative instruments	4	7
Total cash flows used by investing activities from continuing operations	$(41)	$(44)
Cash used by investing activities was $41 million and $44 million for the current and prior year quarters, respectively.  The significant cash investing activities for the current and prior year quarters primarily related to cash outflows from property additions of $43 million and $53 million, respectively.
The prior year quarter includes a reimbursement of $7 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $7 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2016 and 2015.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2016	2015
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$(318)	$(14)
Premium on long-term debt repayment	(5)	—
Proceeds (repayment) from short-term debt	(78)	319
Repurchase of common stock	—	(500)
Debt issuance costs	(4)	—
Cash dividends paid	(24)	(24)
Distributions to noncontrolling interest	(2)	—
Excess tax benefits related to share-based payments	(4)	—
Total cash flows used by financing activities from continuing operations	$(435)	$(219)
Cash used by financing activities was $435 million for the current quarter as compared to $219 million for the prior year quarter. Significant cash financing activities for the current quarter included cash outflows of $318 million related to the repayments of a portion of the 2029 notes, 2022 notes, 2018 notes and 2016 term loan facility. See further discussion regarding financing activities within the “Key Developments” section of Management’s Discussion and Analysis herein. Additionally, the current quarter included short-term debt net repayments of $78 million, primarily related to repayment of the $150 million term loan due 2017 and international loans partially offset by the issuance of the Valvoline 2017 accounts receivable securitization of $75 million. The current quarter included cash dividends paid of $0.39 per share, for a total of $24 million.
Significant cash financing activities for the prior year quarter included a cash outflow of $500 million for the repurchase of common stock and cash inflows of $319 million primarily related to the loans outstanding under the 2015 revolving credit facility and activity within the accounts receivable securitization facility. Additionally, the prior year quarter included cash dividends paid of $0.39 per share, for a total of $24 million, and the repayment of long-term debt, primarily related to the 2015 term loan facility, of $14 million.
Cash used by discontinued operations
The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2016 and 2015.

	Three months ended
	December 31
(In millions)	2016	2015
Cash used by discontinued operations
Operating cash flows	$(12)	$(10)
Investing cash flows	—	—
Total cash used by discontinued operations	$(12)	$(10)
Cash flows for discontinued operations for both quarters relate to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed quarters.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended
	December 31
(In millions)	2016	2015
Cash flows provided by operating activities from continuing operations	$12	$66
Adjustments:
Additions to property, plant and equipment	(43)	(53)
Free cash flows	$(31)	$13
At December 31, 2016, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,333 million as of December 31, 2016, compared to $1,669 million at September 30, 2016.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $28 million at December 31, 2016 and $29 million at September 30, 2016.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 154% and 171% of current liabilities at December 31, 2016 and September 30, 2016, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2016 and September 30, 2016.

	December 31	September 30
(In millions)	2016	2016
Cash and cash equivalents	$704	$1,188

Unused borrowing capacity
2015 Revolving credit facility	$742	$742
2016 Revolving credit facility (a)	428	435
2012 Accounts receivable securitization facility	75	80
2017 Accounts receivable securitization facility (a)	50	—

(a)	The 2016 revolving credit facility and 2017 accounts receivable securitization facility were executed by Valvoline in connection with the separation process.
Total borrowing capacity remaining under Ashland's 2015 revolving credit facility was $742 million, due to a reduction of $58 million for letters of credit outstanding at December 31, 2016.  At December 31, 2016, the total borrowing capacity remaining under Valvoline's 2016 revolving credit facility was $428 million due to a reduction of $22 million for letters of credit outstanding.  In total, Ashland’s available liquidity position (including Valvoline), which includes cash, the revolving credit facilities and the accounts receivable securitization facilities, was $1,999 million at December 31, 2016, compared to $2,445 million at September 30, 2016.
Capital resources
Debt
The following summary reflects Ashland’s debt as of December 31, 2016 and September 30, 2016.

	December 31	September 30
(In millions)	2016	2016
Short-term debt	$92	$170
Long-term debt (including current portion and debt issuance cost discounts) (a)	2,840	3,074
Total debt	$2,932	$3,244

(a)Includes $29 million of debt issuance cost discounts as of December 31, 2016 and September 30, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $15 million and $19 million at December 31, 2016 and September 30, 2016, respectively.  Debt as a percent of capital employed was 49% at December 31, 2016 and 51% at September 30, 2016.  At December 31, 2016, Ashland’s total debt had an outstanding principal balance of $3,015 million, discounts of $54 million, and debt issuance costs of $29 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $11 million remaining in 2017, $686 million in 2018, $35 million in 2019, $30 million in 2020 and $210 million in 2021.
Ashland Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the first quarter of 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $36 million and $29 million, respectively. Ashland recognized a $2 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the three months ended December 31, 2016.
Ashland credit ratings
Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba1. Moody’s Investor Services and Standard & Poor's outlooks remained at stable.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.
 Ashland debt covenant restrictions
The 2015 Senior Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of December 31, 2016, Ashland is in compliance with all debt agreement covenant restrictions under the 2015 Senior Credit Agreement.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on page 46. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratios permitted under the 2015 Senior Credit Agreement are as follows: 3.75 from June 30, 2015 through December 31, 2016 and 3.5 from March 31, 2017 and each fiscal quarter thereafter.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At December 31, 2016, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.75. At December 31, 2016, Ashland’s calculation of the consolidated interest coverage ratio was 4.4, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated leverage ratio and a 0.8x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.
Valvoline Financing Activities
Accounts receivable securitization
In November 2016, Valvoline entered into the 2017 accounts receivable securitization facility pursuant to (i) a Sale Agreement, between Valvoline and Lex and (ii) a Transfer and Administration Agreement, among Lex, Valvoline, as Master Servicer, a certain Conduit Investor, Uncommitted Investor, and Letter of Credit Issuer, certain Managing Agents, Administrators and Committed Investors, and the Agent.
Under the Sale Agreement, Valvoline will sell, on an ongoing basis, substantially all of its accounts receivable, certain related assets and the right to the collections on those accounts receivable to Lex. Under the terms of the Transfer and Administration Agreement, Lex may, from time to time, obtain up to $125 million (in the form of cash or letters of credit for the benefit of Valvoline) from Investors through the sale of an undivided interest in such accounts receivable, related assets and collections. The Transfer and Administration Agreement has a term of one year but is extendable at the discretion of the Investors. Valvoline accounts for the 2017 accounts receivable securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in Ashland's Condensed Consolidated Balance Sheet as accounts receivable. Valvoline classifies any borrowings under this facility as short-term debt within Ashland's Condensed Consolidated Balance Sheet.
During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Valvoline credit ratings
Valvoline Inc.'s rating by Standard & Poor’s remained at BB, while Moody’s Investor Services rating for Valvoline Finco Two remained as Ba2. Standard & Poor and Moody's Investor Services' outlook remained at stable. Subsequent changes to these ratings are possible and may have an effect on Valvoline’s borrowing rate or ability to access capital markets in the future.
Valvoline debt covenant restrictions
The Valvoline Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio) and other customary limitations.  As of December 31, 2016, Valvoline Inc. was in compliance with all debt agreement covenant restrictions and financial covenants.
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
At December 31, 2016, Valvoline’s calculation of the consolidated leverage ratio was 1.2, which is below the maximum consolidated leverage ratio permitted under the Valvoline Credit Agreement of 4.5.  At December 31, 2016, Valvoline’s calculation of the consolidated interest coverage ratio was 13.6, which exceeds the minimum required consolidated ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated leverage ratio and a 3.0x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.
Additional capital resources
Cash projection
Ashland projects that cash flow from operations and other available financial resources, such as cash on hand and revolving credit, should be sufficient to meet investing and financing requirements to enable Ashland to comply with the covenants and other terms of its financing obligations.  These projections are based on various assumptions that include, but are not limited to: operational results, working capital cash generation, capital expenditures, divestitures and acquisitions, pension funding requirements and tax payments and receipts.
Total equity
Total equity decreased $164 million since September 30, 2016 to $3,001 million at December 31, 2016.  At December 31, 2016, total equity also includes an amount for noncontrolling interest, which reflects the outside stockholders’ interest in Valvoline Inc. At December 31, 2016, Ashland maintains an approximately 83% ownership interest in Valvoline Inc., with the remaining approximately 17% ownership of Valvoline Inc. is held by outside stockholders.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The decrease of $164 million was primarily due to $146 million related to deferred translation losses, regular cash dividends of $24 million, $2 million for dividend distributions to noncontrolling interest, $1 million for common shares issued under stock incentive and other plans, $1 million of a net loss attributable to Ashland, and $1 million related to pension and other postretirement obligations. These decreases were partially offset by $11 million of net income attributable to the noncontrolling interest in Valvoline Inc. as of December 31, 2016.
Stock repurchase program
In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that will expire on December 31, 2017 (the 2015 stock repurchase program). This authorization allows for Ashland’s common shares to be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. The following summarizes the stock repurchases under the 2015 stock repurchase program.
In November 2015, under the 2015 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2016 ASR Agreement) with Goldman, Sachs & Co. Under the 2016 ASR Agreement, Ashland paid an initial purchase price of $500 million and received an initial delivery of approximately 3.9 million shares of common stock during November 2015. In February 2016, Goldman, Sachs & Co. exercised their early termination option under the 2016 ASR Agreement and the pricing period was closed. The settlement price, which represents the weighted average price of Ashland's common stock over the pricing period less a discount, was $99.01 per share. Based on this settlement price, the final number of shares repurchased by Ashland that were delivered by Goldman, Sachs & Co. under the 2016 ASR Agreement was 5.1 million shares. Ashland received the additional 1.2 million shares during the March 2016 quarter to settle the difference between the initial share delivery and the total number of shares repurchased. After the 2016 ASR Agreement, $500 million of share repurchase authorization remains under the 2015 stock repurchase program.
Cash dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first quarter of fiscal 2017 and each quarter of fiscal 2016.
In November 2016, the Board of Directors of Valvoline Inc. announced a quarterly cash dividend of 4.9 cents per share to eligible shareholders of record. This was Valvoline Inc.'s first dividend declaration and was paid for quarterly dividends during the first quarter of fiscal 2017. Since Ashland owns approximately 83% of Valvoline Inc., the net cash outflow of $2 million was payments made to the remaining 17% of shareholders outstanding and is included within the Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2016.
Capital expenditures
Capital expenditures were $43 million for the three months ended December 31, 2016 and averaged $271 million during the last three fiscal years.
Contractual obligations and commitments
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the three months ended December 31, 2016.
OUTLOOK
For fiscal 2017, Ashland continues to expect Specialty Ingredients to report improved growth and profitability, as Adjusted EBITDA is still expected to be in the range of $480 million to $510 million. In addition, Specialty Ingredients is taking actions to compensate for the negative impact of rising raw material costs and foreign currency fluctuations through cost discipline, such as value-based pricing. For the upcoming second quarter of fiscal 2017, sales are expected to be in the range of $530 million to $545 million while Adjusted EBITDA margin is expected to be in the range of 24 percent to 25 percent.
For fiscal 2017, Ashland continues to expect Performance Materials to report Adjusted EBITDA in the range of $95 million to $105 million as the Intermediates/Solvents division continues to expect butanediol and related derivatives pricing to remain well below prior-year levels through the first three quarters of fiscal 2017. For the upcoming second quarter of fiscal 2017, Performance Materials expects sales to be in the range of $230 million to $250 million and Adjusted EBITDA margin to be in the range of 9.5 percent to 10.5 percent, which reflects the year-over-year decline in pricing for butanediol and related derivatives.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at December 31, 2016 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2016, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
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
For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of December 31, 2016, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
(b)    Hattiesburg, Mississippi Resource Conservation and Recovery Act Matter – In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a process water impoundment basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act.  In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request.  Ashland has been working with the MDEQ and USEPA to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility.  The USEPA proposed a settlement penalty in excess of $100,000.  While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential penalty with respect to this enforcement matter should not be material to Ashland.
(c) Lower Passaic River, New Jersey Matters – Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the EPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the EPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The EPA has released the FFS Record of Decision for the lower 8 miles and recently reached an agreement with Occidental to conduct and pay for the remedial design. The EPA has advised that it will be working to secure similar agreements with other PRPs. The release of the FFS Record of Decision did not have a material adverse impact on Ashland’s business and financial operations; however, there are a number of contingencies in the future that could possibly have a material impact including adverse rulings or verdicts, allocation proceedings and related orders.
For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2016.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended December 31, 2016 was as follows:

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2016 to October 31, 2016:					$500
Employee Tax Withholdings	60	(2)	$115.95	—
November 1, 2016 to November 30, 2016:					500
Employee Tax Withholdings	20,893	(2)	108.68	—
December 1, 2016 to December 31, 2016:					500
Employee Tax Withholdings	360	(2)	110.16	—
Total	21,313			—	$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the Company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of December 31, 2016, $500 million remains available for repurchase under this authorization.
(2)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1*
Amended and Restated Parent Undertaking, dated as of November 18, 2016, by Ashland LLC and Ashland Global Holdings Inc., as Guarantors, in favor of The Bank of Nova Scotia as Agent and the Secured Parties.

10.2*	Third Amendment dated as of November 18, 2016 to Sale Agreement dated as of August 31, 2012 among Ashland LLC, Ashland Specialty Ingredients G.P., each an Originator, and CVG Capital III LLC, as SPV.

10.3*
Thirteenth Amendment dated as of November 18, 2016 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors.

10.4*	Amended and Restated Ashland Global Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (2005) effective as of January 1, 2017.

10.5*	Guaranty Agreement dated as of November 16, 2016, (and effective as of October 19, 2016) between Ashland Global Holdings Inc., as Guarantor, and The Bank of Nova Scotia, as Administrative Agent.

10.6
Amended and Restated 2015 Ashland Global Holdings Inc. Incentive Plan (filed as Exhibit 10.21 to Ashland’s Form 10-K filed on November 21, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three months ended December 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016; (iii) Statements of Consolidated Equity at December 31, 2016; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2016 and December 31, 2015; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
January 27, 2017	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
10.1*
Amended and Restated Parent Undertaking, dated as of November 18, 2016, by Ashland LLC and Ashland Global Holdings Inc., as Guarantors, in favor of The Bank of Nova Scotia as Agent and the Secured Parties.

10.2*	Third Amendment dated as of November 18, 2016 to Sale Agreement dated as of August 31, 2012 among Ashland LLC, Ashland Specialty Ingredients G.P., each an Originator, and CVG Capital III LLC, as SPV.

10.3*
Thirteenth Amendment dated as of November 18, 2016 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors.

10.4*	Amended and Restated Ashland Global Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (2005) effective as of January 1, 2017.

10.5*	Guaranty Agreement dated as of November 16, 2016, (and effective as of October 19, 2016) between Ashland Global Holdings Inc., as Guarantor, and The Bank of Nova Scotia, as Administrative Agent.

10.6
Amended and Restated 2015 Ashland Global Holdings Inc. Incentive Plan (filed as Exhibit 10.21 to Ashland’s Form 10-K filed on November 21, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.