Form 10-Q
period 2017-03-31
ASHLAND GLOBAL HOLDINGS INC
filed 2017-04-26
CIK 1674862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 1-32532

ASHLAND GLOBAL HOLDINGS INC.

(a Delaware corporation)
I.R.S. No. 81-2587835

50 E. RiverCenter Boulevard
Covington, Kentucky 41011
Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At March 31, 2017, there were 62,216,934 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2017	2016	2017	2016
Sales	$1,320	$1,247	$2,513	$2,410
Cost of sales	887	823	1,694	1,595
Gross profit	433	424	819	815

Selling, general and administrative expense	245	258	483	483
Research and development expense	24	25	47	49
Equity and other income	6	6	18	15
Operating income	170	147	307	298

Net interest and other financing expense	38	43	170	85
Net loss on divestitures	—	(2)	(1)	—
Income from continuing operations before income taxes	132	102	136	213
Income tax expense - Note I	30	15	24	35
Income from continuing operations	102	87	112	178
Income (loss) from discontinued operations (net of tax) - Note D	3	—	3	(2)
Net income	105	87	115	176
Net income attributable to noncontrolling interest	13	—	24	—
Net income attributable to Ashland	$92	$87	$91	$176

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations attributable to Ashland	$1.43	$1.39	$1.42	$2.79
Income (loss) from discontinued operations	0.05	—	0.05	(0.03)
Net income attributable to Ashland	$1.48	$1.39	$1.47	$2.76

Diluted earnings per share - Note L
Income from continuing operations attributable to Ashland	$1.42	$1.38	$1.41	$2.76
Income (loss) from discontinued operations	0.05	—	0.05	(0.03)
Net income attributable to Ashland	$1.47	$1.38	$1.46	$2.73

DIVIDENDS PAID PER COMMON SHARE	$0.39	$0.39	$0.78	$0.78

COMPREHENSIVE INCOME (LOSS)
Net income	$105	$87	$115	$176
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	60	80	(86)	19
Pension and postretirement obligation adjustment	(2)	24	(4)	21
Net change in available-for-sale securities	6	3	6	9
Other comprehensive income (loss)	64	107	(84)	49
Comprehensive income	169	194	31	225
Comprehensive income attributable to noncontrolling interest	14	—	24	—
Comprehensive income attributable to Ashland	$155	$194	$7	$225

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In millions - unaudited)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$605	$1,188
Accounts receivable (a)	972	894
Inventories - Note F	687	671
Other assets	113	113
Total current assets	2,377	2,866
Noncurrent assets
Property, plant and equipment
Cost	4,364	4,343
Accumulated depreciation	2,159	2,119
Net property, plant and equipment	2,205	2,224
Goodwill - Note G	2,413	2,401
Intangibles - Note G	1,017	1,064
Restricted investments - Note E	298	292
Asbestos insurance receivable - Note K	193	196
Equity and other unconsolidated investments	61	57
Deferred income taxes	199	177
Other assets	423	420
Total noncurrent assets	6,809	6,831
Total assets	$9,186	$9,697

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$95	$170
Current portion of long-term debt - Note H	16	19
Trade and other payables	520	541
Accrued expenses and other liabilities	406	486
Total current liabilities	1,037	1,216
Noncurrent liabilities
Long-term debt - Note H	2,812	3,055
Employee benefit obligations - Note J	1,017	1,080
Asbestos litigation reserve - Note K	663	686
Deferred income taxes	69	69
Other liabilities	445	426
Total noncurrent liabilities	5,006	5,316
Commitments and contingencies - Note K
Equity
Total Ashland stockholders' equity	3,300	3,347
Noncontrolling interest	(157)	(182)
Total equity	3,143	3,165
Total liabilities and equity	$9,186	$9,697

(a)	Accounts receivable includes an allowance for doubtful accounts of $14 million at March 31, 2017 and September 30, 2016.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Noncontrolling interest	(b)	Total
BALANCE AT SEPTEMBER 30, 2016	$1	$923	$2,704	$(281)		$(182)		$3,165
Total comprehensive income (loss)
Net income			91			24		115
Other comprehensive loss				(84)		—		(84)
Regular dividends, $0.78 per common share			(48)					(48)
Common shares issued under stock
incentive and other plans (c)		(1)						(1)
Other		(5)				5		—
Distributions to noncontrolling interest						(4)		(4)
BALANCE AT MARCH 31, 2017	$1	$917	$2,747	$(365)		$(157)		$3,143

(a)
At March 31, 2017 and September 30, 2016, the after-tax accumulated other comprehensive loss attributable to Ashland of $365 million and $281 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $43 million and $46 million, respectively, net unrealized translation losses of $420 million and $333 million, respectively, and net unrealized gain on available-for-sale securities of $12 million and $6 million, respectively. At March 31, 2017 and September 30, 2016, amounts attributable to noncontrolling interest included unrecognized prior service credits of $8 million and $9 million, respectively, and net unrealized translation losses of $1 million and $2 million, respectively.

(b)	See Note B for discussion of Valvoline Inc. noncontrolling interest.

(c)	Common shares issued were 56,661 for the six months ended March 31, 2017.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2017	2016
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$115	$176
Loss (income) from discontinued operations (net of tax)	(3)	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	153	168
Original issue discount and debt issuance cost amortization	98	6
Deferred income taxes	1	1
Equity income from affiliates	(7)	(8)
Distributions from equity affiliates	4	9
Stock based compensation expense	12	17
Gain on early retirement of debt	(3)	—
Gain on available-for-sale securities	(7)	(4)
Net loss on divestitures	1	—
Pension contributions	(14)	(15)
Loss (gain) on pension and other postretirement plan remeasurements	(10)	23
Change in operating assets and liabilities (a)	(278)	(125)
Total cash flows provided by operating activities from continuing operations	62	250
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(104)	(103)
Proceeds from disposal of property, plant and equipment	1	3
Purchase of operations - net of cash acquired	(48)	(66)
Proceeds (uses) from sale of operations or equity investments	(1)	12
Net purchase of funds restricted for specific transactions	(2)	—
Reimbursements from restricted investments	12	23
Purchases of available-for-sale securities	(19)	(4)
Proceeds from sales of available-for-sale securities	19	4
Proceeds from the settlement of derivative instruments	4	7
Payments for the settlement of derivative instruments	(3)	—
Total cash flows used by investing activities from continuing operations	(141)	(124)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Repayment of long-term debt	(337)	(36)
Premium on long-term debt repayment	(5)	—
Proceeds (repayment) from short-term debt	(75)	368
Repurchase of common stock	—	(500)
Debt issuance costs	(4)	—
Cash dividends paid	(48)	(48)
Distributions to noncontrolling interest	(4)	—
Excess tax benefits related to share-based payments	(2)	(1)
Total cash flows used by financing activities from continuing operations	(475)	(217)
CASH USED BY CONTINUING OPERATIONS	(554)	(91)
Cash used by discontinued operations
Operating cash flows	(21)	(19)
Investing cash flows	—	—
Total cash used by discontinued operations	(21)	(19)
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(11)
DECREASE IN CASH AND CASH EQUIVALENTS	(583)	(121)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,188	1,257
CASH AND CASH EQUIVALENTS - END OF PERIOD	$605	$1,136

(a)	Excludes changes resulting from operations acquired or sold.

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Results of operations for the period ended March 31, 2017 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year.
Ashland is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline. As of March 31, 2017, Ashland maintains an approximately 83% controlling interest in Valvoline Inc., which holds the Valvoline reportable segment. See Note B for additional information. The term Valvoline as used herein, depending on context, refers to either Valvoline Inc. or Valvoline as a reportable segment of Ashland.
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
New accounting standards
A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting.  A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The following standards relevant to Ashland were either issued or adopted in the current period, or will become effective in a subsequent period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2017, the FASB issued accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Statement of Consolidated Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Statement of Consolidated Comprehensive Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for Ashland on October 1, 2018, with early adoption being optional. Ashland currently intends to early adopt this guidance on October 1, 2017 and will revise the presentation of the net periodic benefit cost in previous periods to conform to the current period presentation. Ashland expects this guidance to have a significant impact on the presentation of Ashland’s Statements of Consolidated Comprehensive Income as it will result in a reclassification of expenses and income from operating income into a separate caption below operating income, but before income taxes.
In January 2017, the FASB issued accounting guidance which simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step impairment test under which the implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. The guidance instead requires entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the reporting unit’s fair value.  This guidance must be applied prospectively and will become effective for Ashland on October 1, 2020. Ashland is currently evaluating the impact this guidance may have on Ashland's Condensed Consolidated Financial Statements.
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
After completing the IPO on September 28, 2016, Ashland owns 170 million shares of Valvoline Inc.’s common stock, representing approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of March 31, 2017 and September 30, 2016, are presented separately as a noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and September 30, 2016, the noncontrolling interest was $157 million and $182 million, respectively. The amount of consolidated net income attributable

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – VALVOLINE (continued)

to these minority holders is presented as a separate caption on the Statement of Consolidated Comprehensive Income.
Ashland recognized separation costs of $26 million and $12 million for the three months ended March 31, 2017 and 2016, respectively, and $54 million and $18 million for the six months ended March 31, 2017 and 2016, respectively, which are primarily related to transaction and legal fees. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
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
Final Separation
On April 25, 2017, Ashland announced that the Board of Directors has authorized the distribution to Ashland stockholders of all 170 million shares of Valvoline Inc.'s common stock on May 12, 2017 as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. The actual distribution ratio for the Valvoline Inc. common stock to be distributed per share of Ashland common stock will be determined based on the number of shares of Ashland common stock outstanding on the record date.
This final distribution is subject to certain conditions, including receipt of a customary tax opinion and confirmation of sufficient capital adequacy and surplus to make the distribution. Ashland expects all of these conditions to be satisfied on the distribution date.
Acquisitions
Time-It Lube
On January 31, 2017, Valvoline completed the acquisition of the business assets related to 28 quick-lube stores, primarily located in east Texas and Louisiana, from Time-It Lube LLC and Time-It Lube of Texas, LP (together, "Time-It Lube") for a purchase price of $48 million. Of the $48 million, $44 million was preliminarily allocated to goodwill and the remainder was allocated to working capital, customer relationships and trade names.
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
The acquisition of Oil Can Henry's was valued at $72 million, which included acquired indebtedness of $11 million and other working capital adjustments. Net of acquired indebtedness and certain purchase price adjustments, the net cash outlay was $62 million during the six months ended March 31, 2016. The purchase price allocation primarily included $83 million of goodwill.
NOTE C – DIVESTITURES
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
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland made subsequent post-closing adjustments to the discontinued operations caption as defined by the definitive agreement during the three and six months ended March 31, 2017 and 2016.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Income (loss) from discontinued operations (net of tax)
Water Technologies	$3	$(1)	$3	$(1)
Gain (loss) on disposal of discontinued operations (net of tax)
Water Technologies	—	1	—	(1)
Total income (loss) from discontinued operations (net of tax)	$3	$—	$3	$(2)

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
The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$605	$605	$605	$—	$—
Restricted investments (a)	328	328	328	—	—
Deferred compensation investments (b)	186	186	33	153	—
Investments of captive insurance company (b)	2	2	2	—	—
Foreign currency derivatives	6	6	—	6	—
Total assets at fair value	$1,127	$1,127	$968	$159	$—

Liabilities
Foreign currency derivatives	$4	$4	$—	$4	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2016.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,188	$1,188	$1,188	$—	$—
Restricted investments (a)	322	322	322	—	—
Deferred compensation investments (b)	185	185	35	150	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$1,702	$1,702	$1,549	$153	$—

Liabilities
Foreign currency derivatives	$5	$5	$—	$5	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Restricted investments
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

funds from the January 2015 asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016.
During 2015, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of March 31, 2017 and September 30, 2016:

	March 31	September 30
(In millions)	2017	2016
Original cost	$335	$335
Accumulated investment income, settlement funds
and disbursements, net	(24)	(3)
Adjusted cost (a)	311	332
Investment income (b)	5	8
Unrealized gain	21	11
Unrealized loss	(1)	—
Realized gain	2	—
Settlement funds	2	4
Disbursements	(12)	(33)
Fair value	$328	$322

(a)	The adjusted cost of the demand deposit includes accumulated investment income, disbursements and settlements recorded in previous periods.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The following table presents gross unrealized gains and losses for the available-for-sale securities as of March 31, 2017 and September 30, 2016:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2017
Demand Deposit	$20	$—	$—	$20
Equity Mutual Fund	168	21	—	189
Corporate bond Mutual Fund	120	—	(1)	119
Fair value	$308	$21	$(1)	$328

As of September 30, 2016
Demand Deposit	$6	$—	$—	$6
Equity Mutual Fund	185	8	—	193
Corporate bond Mutual Fund	120	3	—	123
Fair value	$311	$11	$—	$322

The unrealized gains and losses as of March 31, 2017 and September 30, 2016 were recognized within AOCI. Ashland invests in highly-rated investment grade mutual funds. No other-than-temporary impairment was recognized in AOCI during the three and six months ended March 31, 2017 and 2016.
The following table presents the investment income, realized gains and disbursements related to the investments within the portfolio for the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Investment income	$2	$2	$5	$4
Realized gains	2	—	2	—
Disbursements	(12)	(16)	(12)	(23)
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
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains recognized

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

during the three and six months ended March 31, 2017 and 2016 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Foreign currency derivative gain	$7	$1	$9	$4
The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2017 and September 30, 2016 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2017	2016
Foreign currency derivative assets	$6	$3
Notional contract values	781	333

Foreign currency derivative liabilities	$3	$4
Notional contract values	312	530
Net investment hedges
Since 2014, Ashland has entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During 2017 and 2016, these foreign currency contracts were settled and for certain hedges Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in net gains and losses recorded within the cumulative translation adjustment within AOCI, including a net loss of $2 million for the three months ended March 31, 2017, and net gains of $1 million and $7 million for the six months March 31, 2017 and 2016, respectively.
As of March 31, 2017 and September 30, 2016, the total notional value of foreign currency contracts equaled $69 million and $94 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of March 31, 2017 and September 30, 2016.

		March 31	September 30
(In millions)	Consolidated balance sheet caption	2017	2016
Net investment hedge assets (a)	Accounts receivable	$—	$—
Net investment hedge liabilities	Accrued expenses and other liabilities	1	1

(a)	Fair value of $0 denotes a value less than $1 million.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the change in the unrealized gain (loss) on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and six months ended March 31, 2017 and 2016. No portion of the gain or loss was reclassified to income during the three and six months ended March 31, 2017 and 2016. There was no hedge ineffectiveness with these instruments during the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Change in unrealized loss in AOCI	$(1)	$(2)	$(1)	$(2)
Tax impact of change in unrealized loss in AOCI (a)	1	1	—	1

(a)	$0 denotes a value less than $1 million.
Other financial instruments
At March 31, 2017 and September 30, 2016, Ashland’s consolidated long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,855 million and $3,103 million, respectively, compared to a fair value of $3,002 million and $3,336 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, plastics and lubricants are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2017	2016
Finished products	$514	$516
Raw materials, supplies and work in process	200	184
LIFO reserves	(27)	(29)
	$687	$671
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
The following is a progression of goodwill by reportable segment for the six months ended March 31, 2017.

	Specialty	Performance
(In millions)	Ingredients	Materials	(a)	Valvoline	(b)	Total
Balance as of September 30, 2016	$1,991	$147		$263		$2,401
Acquisitions (c)	—	—		49		49
Currency translation adjustment	(36)	(1)		—		(37)
Balance as of March 31, 2017	$1,955	$146		$312		$2,413

(a)
As of March 31, 2017, goodwill was completely attributable to the Composites reporting unit due to the full impairment of the goodwill for the Intermediates/Solvents reporting unit during the fourth quarter of 2016.

(b)	As of March 31, 2017, goodwill consisted of $89 million for the Core North America reporting unit, $183 million for the Quick Lubes reporting unit and $40 million for the International reporting unit.

(c)
Relates to $44 million for the acquisition of Time-It Lube and $5 million for Valvoline Instant Oil ChangeSM center acquisitions during the six months ended March 31, 2017. See Note B for more information on the acquisition of Time-It Lube.

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
Intangible assets were comprised of the following as of March 31, 2017 and September 30, 2016.

	March 31, 2017
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names (a)	$43	$(20)	$23
Intellectual property	663	(297)	366
Customer relationships (a)	538	(211)	327
Total definite-lived intangible assets	1,244	(528)	716

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,545	$(528)	$1,017

(a)
Acquired customer relationships and trade names during the six months ended March 31, 2017 had gross carrying amounts of $2 million and $1 million, respectively, for Time-It Lube. See Note B for more information on the acquisition of Time-It Lube.

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
Amortization expense recognized on intangible assets was $19 million for each of the three months ended March 31, 2017 and 2016, and $38 million for each of the six months ended March 31, 2017 and 2016, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $77 million in 2017 (includes six months actual and six months estimated), $76 million in 2018, $71 million in 2019, $70 million in 2020 and $70 million in 2021. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

	March 31	September 30
(In millions)	2017	2016
4.750% notes, due 2022	$1,082	$1,121
3.875% notes, due 2018	659	700
6.875% notes, due 2043	376	376
5.500% notes, due 2024 (a)	375	375
Term Loan, due 2021 (a)	293	375
2017 accounts receivable securitization facility (a)	75	—
6.50% junior subordinated notes, due 2029	50	140
Other international loans, interest at a weighted-
average rate of 4.9% at March 31, 2017 (4.8% to 5.0%)	20	20
Medium-term notes, due 2019, interest of 9.4% at March 31, 2017	5	5
Term Loan, due 2017	—	150
Other (b)	(12)	(18)
Total debt	2,923	3,244
Short-term debt	(95)	(170)
Current portion of long-term debt	(16)	(19)
Long-term debt (less current portion and debt issuance cost discounts)	$2,812	$3,055

(a)	These debt instruments were issued by Valvoline during 2016 and 2017 in connection with the separation process.

(b)	Other includes $27 million and $29 million of debt issuance cost discounts as of March 31, 2017 and September 30, 2016, respectively.
The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $8 million remaining in 2017, $674 million in 2018, $35 million in 2019, $30 million in 2020 and $210 million in 2021.
Ashland Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the six months ended March 31, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the six months ended March 31, 2017.
Accounts receivable securitization
During the December 2015 quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. During the March 2017 quarter, this facility was extended for an additional year with similar terms as the previous facility agreement.  No other changes to the agreement within the current or prior year amendments are expected to have a significant impact to Ashland's results of operations and financial position.
Remaining borrowing capacity
The borrowing capacity remaining under Ashland's 2015 revolving credit facility was $748 million, which is net of $52 million for letters of credit outstanding at March 31, 2017. Ashland's total borrowing capacity at March 31, 2017 (excluding Valvoline) was $847 million, which included $99 million of available capacity from the accounts receivable securitization facility.
Covenants related to current Ashland debt agreements
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2017, Ashland is in compliance with all debt agreement covenant restrictions.
The maximum consolidated leverage ratio permitted under Ashland's most recent credit agreement (the 2015 Senior Credit Agreement) during its remaining duration is 3.50.  At March 31, 2017, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio of 3.50.
The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.  At March 31, 2017, Ashland’s calculation of the interest coverage ratio was 4.5, which exceeds the minimum required consolidated ratio of 3.0.
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
During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Remaining borrowing capacity
At March 31, 2017, the total borrowing capacity remaining under Valvoline's 2016 revolving credit facility was $436 million, which is net of $14 million for letters of credit outstanding. Valvoline's total borrowing capacity at March 31, 2017 was $486 million, which included $50 million of available capacity from the 2017 accounts receivable securitization facility.
Covenants related to current Valvoline debt agreements
The Valvoline Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio) and other customary limitations.  As of March 31, 2017, Valvoline Inc. was in compliance with all debt agreement covenant restrictions.
The maximum consolidated leverage ratio permitted under the Valvoline Credit Agreement is 4.5. At March 31, 2017, Valvoline’s calculation of the consolidated leverage ratio was 1.4, which is below the maximum consolidated leverage ratio of 4.5.
The minimum required consolidated interest coverage ratio under the Valvoline Credit Agreement during its entire duration is 3.0. At March 31, 2017, Valvoline’s calculation of the interest coverage ratio was 13.5, which exceeds the minimum required consolidated ratio of 3.0.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2017 is 24%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results.  The overall effective tax rate was 23% and 18% for the three and six months ended March 31, 2017, respectively. The current quarter and period tax rate was impacted by net favorable tax discrete items of $4 million primarily related to unrecognized tax benefits due to lapse of the statute of limitations.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (continued)

Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 was 25%. The overall effective tax rate was 15% and 16% for the three and six months ended March 31, 2016, respectively. The prior year quarter and period tax rate was impacted by net favorable tax discrete items of $7 million and $13 million, respectively, primarily related to the law change from the reinstatement of the research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2017.

(In millions)
Balance at October 1, 2016	$168
Increases related to positions taken on items from prior years	5
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	7
Lapse of the statute of limitations	(2)
Settlement of uncertain tax positions with tax authorities	(1)
Balance at March 31, 2017	$175
In the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of up to $1 million for continuing operations and zero for discontinued operations related primarily to audit settlements and statute of limitations expirations in various tax jurisdictions. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.
NOTE J – EMPLOYEE BENEFIT PLANS
For the six months ended March 31, 2017, Ashland contributed $7 million to its non-qualified U.S. pension plans, all of which was paid by Valvoline, and $7 million to its non-U.S. pension plans. No contributions were made to Ashland's qualified U.S. pension plans during the six months ended March 31, 2017. Ashland expects to make additional contributions to the U.S. plans of approximately $7 million, which will primarily be paid by Valvoline, and to the non-U.S. plans of approximately $3 million during the remainder of 2017.
Plan Transfers
During September 2016, Ashland transferred a substantial portion of the largest U.S. qualified pension and non-qualified U.S. pension plans as well as certain other postretirement obligations to Valvoline Inc. as part of the separation process discussed further in Note B.
Plan Amendments and Remeasurements
Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits. The effect of these plan changes resulted in a remeasurement gain of $10 million, $4 million within cost of sales and $6 million within selling, general and administrative expense, in the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The freezing of pension benefits was effective September 30, 2016. Additionally, Ashland announced plans to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of the these remeasurements resulted in a loss of $23 million within the Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2016. The following details the components of the remeasurement impact:

•
As a result of the remeasurement of the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the three and six months ended March 31, 2016.

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the three and six months ended March 31, 2016. This remeasurement reduced the benefit obligations by $86 million, which will be amortized to income in future periods.

•
Ashland was also required to remeasure a non-U.S. pension plan during the prior year quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the three and six months ended March 31, 2016.

Components of net periodic benefit costs (income)
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment.
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
(In millions)	2017	2016	2017	2016
Three months ended March 31
Service cost (a)	$2	$6	$—	$—
Interest cost	24	31	1	1
Expected return on plan assets	(39)	(48)	—	—
Amortization of prior service credit (a)	—	—	(3)	(4)
Curtailment gain	—	(71)	—	(39)
Actuarial loss	—	126	—	7
	$(13)	$44	$(2)	$(35)

Six months ended March 31
Service cost (a)	$5	$13	$—	$—
Interest cost	47	62	2	3
Expected return on plan assets	(78)	(96)	—	—
Amortization of prior service credit (a)	—	(1)	(6)	(8)
Curtailment gain	—	(71)	—	(39)
Actuarial (gain) loss	—	126	(10)	7
	$(26)	$33	$(14)	$(37)

(a)	Activity of $0 denote values less than $1 million.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2017	2016	2016	2015	2014
Open claims - beginning of period	57	60	60	65	65
New claims filed	1	1	2	2	2
Claims settled	—	—	—	—	(1)
Claims dismissed	(2)	(3)	(5)	(7)	(1)
Open claims - end of period	56	58	57	60	65
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
During the most recent annual update of this estimate completed during the June 2016 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $37 million.  Total reserves for asbestos claims were $397 million at March 31, 2017 compared to $415 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Asbestos reserve - beginning of period	$415	$409	$409	$438	$463
Reserve adjustment	—	—	37	—	4
Amounts paid	(18)	(17)	(31)	(29)	(29)
Asbestos reserve - end of period	$397	$392	$415	$409	$438
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
At March 31, 2017, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $144 million (excluding the Hercules receivable for asbestos claims), of which $4 million relates to costs previously paid.  Receivables from insurers amounted to $151 million at September 30, 2016.  During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $16 million increase in the receivable for probable insurance recoveries.
Ashland entered into settlement agreements totaling $5 million and $4 million with certain insurers during the March 2017 and 2016 quarters, respectively, which resulted in a reduction of the Ashland insurance receivable within the Condensed Consolidated Balance Sheets by the same amount. During the June 2016 quarter, Ashland placed $4 million of the settlement funds into the renewable annual trust.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Insurance receivable - beginning of period	$151	$150	$150	$402	$408
Receivable adjustment	—	—	16	(3)	22
Insurance settlement	(5)	(4)	(4)	(227)	—
Amounts collected	(2)	(7)	(11)	(22)	(28)
Insurance receivable - end of period	$144	$139	$151	$150	$402
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In thousands)	2017	2016	2016	2015	2014
Open claims - beginning of period	15	20	20	21	21
New claims filed	1	1	1	1	1
Claims dismissed	(3)	(1)	(6)	(2)	(1)
Open claims - end of period	13	20	15	20	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2016 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $25 million.  Total reserves for asbestos claims were $316 million at March 31, 2017 compared to $321 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Asbestos reserve - beginning of period	$321	$311	$311	$329	$342
Reserve adjustment	—	—	25	4	10
Amounts paid	(5)	(8)	(15)	(22)	(23)
Asbestos reserve - end of period	$316	$303	$321	$311	$329
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
As of March 31, 2017 and September 30, 2016, the receivables from insurers amounted to $63 million. During the June 2016 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.
A progression of activity in the Hercules insurance receivable is presented in the following table.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Insurance receivable - beginning of period	$63	$56	$56	$77	$75
Receivable adjustment	—	—	7	1	3
Insurance settlement	—	—	—	(22)	—
Amounts collected	—	—	—	—	(1)
Insurance receivable - end of period	$63	$56	$63	$56	$77
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $670 million for the Ashland asbestos-related litigation (current reserve of $397 million) and approximately $490 million for the Hercules asbestos-related litigation (current reserve of $316 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2017, such locations included 84 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 130 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 64 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $167 million at March 31, 2017 compared to $177 million at September 30, 2016, of which $124 million at March 31, 2017 and $134 million at September 30, 2016 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

	Six months ended
	March 31
(In millions)	2017	2016
Reserve - beginning of period	$177	$186
Disbursements	(15)	(24)
Revised obligation estimates and accretion	5	14
Reserve - end of period	$167	$176
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2017 and September 30, 2016, Ashland’s recorded receivable for these probable insurance recoveries was $22 million and $23 million, respectively, of which $14 million and $15 million at March 31, 2017 and September 30, 2016, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Environmental expense	$1	$9	$5	$13
Accretion (a)	—	1	—	1
Legal expense	4	3	5	5
Total expense	5	13	10	19

Insurance receivable (a)	—	(1)	—	(1)
Total expense, net of receivable activity (b)	$5	$12	$10	$18

(a)	Activity of $0 denotes value less than $1 million.

(b)
Net expense of $1 million and $2 million for the three and six months ended March 31, 2017, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $375 million.  No individual remediation location is significant, as the largest reserve for any site is less than 16% of the remediation reserve.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2017 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2017.
NOTE L – EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland.  Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.1 million and 1.2 million at March 31, 2017 and 2016, respectively.  Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data)	2017	2016	2017	2016
Numerator
Numerator for basic and diluted EPS –
Income from continuing operations	$102	$87	$112	$178
Less: Income from continuing operations
attributable to noncontrolling interest	13	—	24	—
Income from continuing operations
attributable to Ashland, net of tax	$89	$87	$88	$178
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	62	62	62	63
Share-based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	63	63	63	64

EPS from continuing operations attributable
to Ashland
Basic	$1.43	$1.39	$1.42	$2.79
Diluted	1.42	1.38	1.41	2.76

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
Stockholder dividends
Ashland dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first and second quarters of fiscal 2017 and each quarter of fiscal 2016.
Valvoline dividends
In November 2016, the Board of Directors of Valvoline Inc. announced a quarterly cash dividend of 4.9 cents per share to eligible shareholders of record. This was Valvoline Inc.'s first dividend declaration and was paid for quarterly dividends during the first and second quarters of fiscal 2017. Since Ashland owns approximately 83% of Valvoline Inc., the net cash outflow of $4 million was payments made to the remaining 17% of shareholders outstanding and is included within the Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2017.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY ITEMS (continued)

	2017			2016
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain	$58	$2	$60	$80	$—	$80
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	—	—	—	86	(31)	55
Amortization of unrecognized prior service
credits included in net income (a)	(3)	1	(2)	(45)	14	(31)
Net change in available-for-sale securities:
Unrealized gain during period	9	(2)	7	5	(2)	3
Reclassification adjustment for gains
included in net income	(2)	1	(1)	—	—	—
Total other comprehensive income	$62	$2	$64	$126	$(19)	$107

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(92)	$6	$(86)	$17	$2	$19
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	—	—	—	86	(31)	55
Amortization of unrecognized prior service
credits included in net income (a)	(6)	2	(4)	(49)	15	(34)
Net change in available-for-sale securities:
Unrealized gain during period	9	(2)	7	14	(5)	9
Reclassification adjustment for gains
included in net income	(2)	1	(1)	—	—	—
Total other comprehensive income (loss)	$(91)	$7	$(84)	$68	$(19)	$49

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

As discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income (loss) and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. During the three and six months ended March 31, 2016, the amortization of unrecognized prior service credits included the impact of the pension and other postretirement plan remeasurements of $40 million. See Note J for more information.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Cost of sales	$(1)	$(18)	$(2)	$(20)
Selling, general and administrative expense	(2)	(27)	(4)	(29)
Total amortization of unrecognized prior service credits	$(3)	$(45)	$(6)	$(49)

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $8 million for each of the three months ended March 31, 2017 and 2016, and $17 million and $18 million for the six months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense during the three months ended March 31, 2017 included cash-settled nonvested stock awards expense of $2 million and cash-settled performance units expense of $1 million. Stock-based compensation expense during the six months ended March 31, 2017 included cash-settled nonvested stock awards expense of $3 million and cash-settled performance units expense of $2 million, while the six months ended March 31, 2016 included $1 million of expense for cash-settled nonvested stock awards.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant. No SARS were granted for the three months ended March 31, 2017 and 2016. SARs granted for the six months ended March 31, 2017 and 2016 were 0.4 million. As of March 31, 2017, there was $12 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
Nonvested stock awards
Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period.  However, such shares or units are subject to forfeiture upon termination of service before the vesting period ends. During 2016 and 2017, these awards were primarily granted as stock units that will convert to shares upon vesting, while the grants in prior years were generally made in shares.  Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares.  Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.  Nonvested stock awards granted were 2,890 and 6,100 for the three months ended March 31, 2017 and 2016, respectively. Nonvested stock awards granted were 83,690 and 92,950 for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $12 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.7 years.
Cash-settled nonvested stock awards
Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of March 31, 2017, 95,000 cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $2 million and $3 million during the three and six months ended March 31, 2017, respectively, and $1 million during the six months ended March 31, 2016.

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
Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. No performance shares/units were granted during the three months ended March 31, 2017 and 2016. Performance shares/units granted for the six months ended March 31, 2017 and 2016 were 0.1 million, respectively. As of March 31, 2017, there was $12 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.
Other commitments
Executive performance incentive and retention program
During 2016, certain executives were granted 260 thousand performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation. At March 31, 2017, total nonvested shares outstanding, assuming vesting at the 100% performance level, are 238 thousand shares, which includes forfeitures and the cumulative value of forfeitable dividends.
The expense associated with these awards is contingent upon the completion of the full separation and therefore will not be recorded until the full and complete separation occurs. Based on the price of Ashland’s common stock on the grant date, the total estimated unrecognized compensation expense is $13 million assuming the performance mid-point target is met. At that time, the awards will be recognized ratably over the remaining vesting period.
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
Valvoline is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. In 2016, it ranked as the #2 quick-lube chain by number of stores and #3 passenger car motor oil in the DIY market by volume brand in the United States. The brand operates and franchises 1,108 Valvoline Instant Oil ChangeSM centers in the United States. It also markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants created for higher-mileage engines; SynPowerTM synthetic motor oil; and ZerexTM antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During January 2017, Valvoline completed the acquisition of Time-It Lube resulting in the addition of 28 quick-lube stores. During February 2016, Ashland completed the acquisition of Oil Can Henry's resulting in the addition of 89 quick-lube stores. See Note B for more information on the acquisitions of Time-It Lube and Oil Can Henry's.
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
The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2017	2016	2017	2016
SALES
Specialty Ingredients	$544	$529	$1,026	$1,004
Performance Materials	262	239	484	470
Valvoline	514	479	1,003	936
	$1,320	$1,247	$2,513	$2,410
OPERATING INCOME (LOSS)
Specialty Ingredients	$74	$65	$114	$103
Performance Materials	10	20	18	43
Valvoline	106	105	205	197
Unallocated and other	(20)	(43)	(30)	(45)
	$170	$147	$307	$298
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

Condensed Statements of Comprehensive Income
Three months ended March 31, 2017
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$157	$1,172	$(9)	$1,320
Cost of sales	—	113	783	(9)	887
Gross profit	—	44	389	—	433

Selling, general and administrative expense	6	38	201	—	245
Research and development expense	—	4	20	—	24
Equity and other income (loss)	—	(15)	21	—	6
Operating income (loss)	(6)	(13)	189	—	170

Net interest and other financing expense	—	30	8	—	38
Income (loss) from continuing operations
before income taxes	(6)	(43)	181	—	132
Income tax expense	—	2	28	—	30
Equity in net income (loss) of subsidiaries	98	76	—	(174)	—
Income (loss) from continuing operations	92	31	153	(174)	102
Income (loss) from discontinued
operations (net of tax)	—	4	(1)	—	3
Net income (loss)	92	35	152	(174)	105
Net income attributable to noncontrolling interest	—	—	13	—	13
Net income (loss) attributable to Ashland	$92	$35	$139	$(174)	$92

Comprehensive income (loss)	169	198	53	(251)	169
Comprehensive income attributable
to noncontrolling interest	14	—	14	(14)	14
Comprehensive income (loss) attributable
to Ashland	$155	$198	$39	$(237)	$155

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Comprehensive Income
Three months ended March 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$165	$1,088	$(6)	$1,247
Cost of sales	—	117	712	(6)	823
Gross profit	—	48	376	—	424

Selling, general and administrative expense	—	60	198	—	258
Research and development expense	—	4	21	—	25
Equity and other income (loss)	—	(4)	10	—	6
Operating income (loss)	—	(20)	167	—	147

Net interest and other financing expense	—	40	3	—	43
Net loss on divestitures	—	(2)	—	—	(2)
Income (loss) from continuing operations
before income taxes	—	(62)	164	—	102
Income tax expense (benefit)	—	(35)	50	—	15
Equity in net income (loss) of subsidiaries	87	(32)	—	(55)	—
Income (loss) from continuing operations	87	(59)	114	(55)	87
Income (loss) from discontinued
operations (net of tax)	—	1	(1)	—	—
Net income (loss)	$87	$(58)	$113	$(55)	$87

Comprehensive income (loss)	$194	$(35)	$197	$(162)	$194

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Comprehensive Income
Six months ended March 31, 2017
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$294	$2,237	$(18)	$2,513
Cost of sales	—	209	1,502	(17)	1,694
Gross profit	—	85	735	(1)	819

Selling, general and administrative expense	14	70	399	—	483
Research and development expense	—	7	40	—	47
Equity and other income (loss)	—	(30)	48	—	18
Operating income (loss)	(14)	(22)	344	(1)	307

Net interest and other financing expense	—	64	106	—	170
Net loss on divestitures	—	(1)	—	—	(1)
Income (loss) from continuing operations
before income taxes	(14)	(87)	238	(1)	136
Income tax expense	—	7	17	—	24
Equity in net income (loss) of subsidiaries	105	77	—	(182)	—
Income (loss) from continuing operations	91	(17)	221	(183)	112
Income (loss) from discontinued
operations (net of tax)	—	4	(1)	—	3
Net income (loss)	91	(13)	220	(183)	115
Net income attributable to noncontrolling interest	—	—	24	—	24
Net income (loss) attributable to Ashland	$91	$(13)	$196	$(183)	$91

Comprehensive income (loss)	31	157	(34)	(123)	31
Comprehensive income attributable
to noncontrolling interest	24	—	24	(24)	24
Comprehensive income (loss) attributable
to Ashland	$7	$157	$(58)	$(99)	$7

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Comprehensive Income
Six months ended March 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales	$—	$321	$2,102	$(13)	$2,410
Cost of sales	—	219	1,388	(12)	1,595
Gross profit	—	102	714	(1)	815

Selling, general and administrative expense	—	92	391	—	483
Research and development expense	—	7	42	—	49
Equity and other income (loss)	—	(6)	21	—	15
Operating income (loss)	—	(3)	302	(1)	298

Net interest and other financing expense	—	78	7	—	85
Net gain (loss) on divestitures	—	(1)	1	—	—
Income (loss) from continuing operations
before income taxes	—	(82)	296	(1)	213
Income tax expense (benefit)	—	(62)	97	—	35
Equity in net income (loss) of subsidiaries	176	63	—	(239)	—
Income (loss) from continuing operations	176	43	199	(240)	178
Loss from discontinued operations (net of tax)	—	—	(2)	—	(2)
Net income (loss)	$176	$43	$197	$(240)	$176

Comprehensive income (loss)	$225	$65	$224	$(289)	$225

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Balance Sheets
At March 31, 2017
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$108	$497	$—	$605
Accounts receivable	—	17	955	—	972
Inventories	—	47	640	—	687
Other assets	—	6	110	(3)	113
Total current assets	—	178	2,202	(3)	2,377
Noncurrent assets
Property, plant and equipment, net	—	240	1,965	—	2,205
Goodwill	—	141	2,272	—	2,413
Intangibles	—	34	983	—	1,017
Restricted investments	—	—	298	—	298
Asbestos insurance receivable	—	130	63	—	193
Equity and other unconsolidated investments	—	2	59	—	61
Investment in subsidiaries	3,195	7,635	—	(10,830)	—
Deferred income taxes	31	96	199	(127)	199
Intercompany receivables	—	13	2,517	(2,530)	—
Other assets	—	256	167	—	423
Total noncurrent assets	3,226	8,547	8,523	(13,487)	6,809
Total assets	$3,226	$8,725	$10,725	$(13,490)	$9,186
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$—	$—	$95	$—	$95
Current portion of long-term debt	—	—	16	—	16
Accounts payable and other accrued liabilities	64	214	651	(3)	926
Total current liabilities	64	214	762	(3)	1,037
Noncurrent liabilities
Long-term debt	—	2,103	709	—	2,812
Employee benefit obligations	—	38	979	—	1,017
Asbestos litigation reserve	—	363	300	—	663
Deferred income taxes	—	—	196	(127)	69
Intercompany payables	19	2,498	13	(2,530)	—
Other liabilities	—	224	221	—	445
Total noncurrent liabilities	19	5,226	2,418	(2,657)	5,006
Equity
Total Ashland stockholders’ equity	3,143	3,285	7,702	(10,830)	3,300
Noncontrolling interest	—	—	(157)	—	(157)
Total equity	3,143	3,285	7,545	(10,830)	3,143
Total liabilities and equity	$3,226	$8,725	$10,725	$(13,490)	$9,186

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Cash Flows
Six months ended March 31, 2017
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash flows provided (used) by operating
activities from continuing operations	$—	$(109)	$171	$—	$62
Cash flows provided (used) by investing
activities from continuing operations
Additions to property, plant and equipment	—	(10)	(94)	—	(104)
Purchase of operations - net of cash acquired	—	—	(48)	—	(48)
Intercompany dividends	17	17	—	(34)	—
Net purchases of funds restricted for
specific transactions	—	(2)	—	—	(2)
Reimbursements from restricted investments	—	12	—	—	12
Proceeds from sales of available-for-sale
securities	—	—	19	—	19
Purchases of available-for-sale securities	—	—	(19)	—	(19)
Other investing activities, net	—	1	—	—	1
Total cash flows provided (used) by investing
activities from continuing operations	17	18	(142)	(34)	(141)
Cash flows provided (used) by financing
activities from continuing operations
Repayment of long-term debt	—	(80)	(257)	—	(337)
Premium on long-term debt repayment	—	(1)	(4)	—	(5)
Repayment from short-term debt	—	—	(75)	—	(75)
Cash dividends paid	(48)	—	—	—	(48)
Distributions to noncontrolling interest	—	—	(4)	—	(4)
Intercompany dividends	(17)	—	(17)	34	—
Other intercompany activity, net	48	226	(274)	—	—
Other financing activities, net	—	(6)	—	—	(6)
Total cash flows provided (used) by financing
activities from continuing operations	(17)	139	(631)	34	(475)
Cash provided (used) by continuing operations	—	48	(602)	—	(554)
Cash used by discontinued operations
Operating cash flows	—	(16)	(5)	—	(21)
Investing cash flows	—	—	—	—	—
Total cash used by discontinued operations	—	(16)	(5)	—	(21)
Effect of currency exchange rate changes on
cash and cash equivalents	—	—	(8)	—	(8)
Increase (decrease) in cash and cash equivalents	—	32	(615)	—	(583)
Cash and cash equivalents - beginning of period	—	76	1,112	—	1,188
Cash and cash equivalents - end of period	$—	$108	$497	$—	$605

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION (continued)

Condensed Statements of Cash Flows
Six months ended March 31, 2016
(In millions)	Ashland Global Holdings Inc. (Parent Guarantor)	Ashland LLC (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total cash flows provided (used) by operating
activities from continuing operations	$—	$(121)	$371	$—	$250
Cash flows provided (used) by investing
activities from continuing operations
Additions to property, plant and equipment	—	(7)	(96)	—	(103)
Purchase of operations - net of cash acquired	—	—	(66)	—	(66)
Proceeds from sale of operations
or equity investments	—	—	12	—	12
Reimbursements from restricted investments	—	23	—	—	23
Proceeds from sales of available-for-sale
securities	—	—	4	—	4
Purchases of available-for-sale securities	—	—	(4)	—	(4)
Other investing activities, net	—	5	5	—	10
Total cash flows provided (used) by investing
activities from continuing operations	—	21	(145)	—	(124)
Cash flows provided (used) by financing
activities from continuing operations
Repayment of long-term debt	—	(27)	(9)	—	(36)
Proceeds (repayment) from short-term debt	—	439	(71)	—	368
Repurchase of common stock	—	(500)	—	—	(500)
Cash dividends paid	—	(48)	—	—	(48)
Other intercompany activity, net	—	238	(238)	—	—
Other financing activities, net	—	(1)	—	—	(1)
Total cash flows provided (used) by financing
activities from continuing operations	—	101	(318)	—	(217)
Cash provided (used) by continuing operations	—	1	(92)	—	(91)
Cash used by discontinued operations
Operating cash flows	—	(11)	(8)	—	(19)
Investing cash flows	—	—	—	—	—
Total cash used by discontinued operations	—	(11)	(8)	—	(19)
Effect of currency exchange rate changes on
cash and cash equivalents	—	—	(11)	—	(11)
Decrease in cash and cash equivalents	—	(10)	(111)	—	(121)
Cash and cash equivalents - beginning of period	—	21	1,236	—	1,257
Cash and cash equivalents - end of period	$—	$11	$1,125	$—	$1,136

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – SUBSEQUENT EVENT

On April 14, 2017, Ashland entered into a definitive agreement to acquire privately owned Pharmachem Laboratories, Inc., a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. Under terms of the stock purchase agreement, Ashland will pay $660 million in an all-cash transaction that is expected to be completed before the end of the June 2017 quarter. The acquisition, which is subject to customary closing conditions and required regulatory approvals, will be funded with bank financing and available cash.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology.  These forward-looking statements include statements relating to Ashland’s plan to drive profitable growth and the expected completion of the final separation of Valvoline Inc. (“Valvoline”) through the distribution of Valvoline common stock and statements relating to our expectation that the proposed acquisition of Pharmachem Laboratories, Inc. (Pharmachem) will be completed before the end of the June quarter. In addition, Ashland may from time to time make forward-looking statements in its annual reports, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, the expected completion of the final separation, the strategic and competitive advantages of each company, and future opportunities for each company, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following:  the possibility that the final separation will not be consummated within the anticipated time period or at all, including as the result of regulatory, market or other factors; the potential that Ashland does not realize all of the expected benefits of the separation; Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); the impact of acquisitions and/or divestitures Ashland has made or may make, including the proposed acquisition of Pharmachem (including the possibility that Ashland may not complete the proposed acquisition of Pharamchem or Ashland may not realize the anticipated benefits from such transactions); and severe weather, natural disasters, and legal proceedings and claims (including environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.  Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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
Ashland’s sales generated outside of North America were 46% and 47% for the six months ended March 31, 2017 and 2016, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2017	2016	2017	2016
North America (a)	54%	53%	54%	53%
Europe	23%	24%	22%	24%
Asia Pacific	16%	16%	17%	16%
Latin America & other	7%	7%	7%	7%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Ashland’s reporting structure is composed of three reportable segments:  Ashland Specialty Ingredients (Specialty Ingredients), Ashland Performance Materials (Performance Materials) and Valvoline.  The term Valvoline as used herein, depending on context, refers to either Valvoline Inc. or Valvoline as a reportable segment of Ashland. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 58.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2017	2016	2017	2016
Specialty Ingredients	41%	43%	41%	42%
Performance Materials	20%	19%	19%	19%
Valvoline	39%	38%	40%	39%
	100%	100%	100%	100%

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
After completing the IPO on September 28, 2016, Ashland owns 170 million shares of Valvoline Inc.’s common stock, representing approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of March 31, 2017 and September 30, 2016, are presented separately as a noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and September 30, 2016, the noncontrolling interest was $157 million and $182 million, respectively. The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statement of Consolidated Comprehensive Income.
Ashland recognized separation costs of $26 million and $12 million for the three months ended March 31, 2017 and 2016, respectively, and $54 million and $18 million for the six months ended March 31, 2017 and 2016, respectively, which are primarily related to transaction and legal fees. Separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
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
Final Separation
On April 25, 2017, Ashland announced that the Board of Directors has authorized the distribution to Ashland stockholders of all 170 million shares of Valvoline Inc.'s common stock on May 12, 2017 as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The actual distribution ratio for the Valvoline Inc. common stock to be distributed per share of Ashland common stock will be determined based on the number of shares of Ashland common stock outstanding on the record date.
This final distribution is subject to certain conditions, including receipt of a customary tax opinion and confirmation of sufficient capital adequacy and surplus to make the distribution. Ashland expects all of these conditions to be satisfied on the distribution date.
Acquisition
Pharmachem Laboratories
On April 14, 2017, Ashland entered into a definitive agreement to acquire privately owned Pharmachem Laboratories, Inc., a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. Under terms of the stock purchase agreement, Ashland will pay $660 million in an all-cash transaction that is expected to be completed before the end of the June 2017 quarter. The acquisition, which is subject to customary closing conditions and required regulatory approvals, will be funded with bank financing and available cash.
Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the six months ended March 31, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the six months ended March 31, 2017.
Accounts receivable securitization
During the December 2015 quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. During the March 2017 quarter, this facility was extended for an additional year with similar terms as the

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

previous facility agreement.  No other changes to the agreement within the current or prior year amendments are expected to have a significant impact to Ashland's results of operations and financial position.
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
During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Other Post-employment Benefit Plans Amendment and Remeasurement
Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits. The effect of these plan changes resulted in a remeasurement gain of $10 million, $4 million within cost of sales and $6 million within selling, general and administrative expense, in the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation tables on pages 51 and 52 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans.) Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

assumptions and plan assets referenced above, see the MD&A - Critical Accounting Policies - Employee benefit obligations and Note N of the Notes to Consolidated Financial Statements within the 2016 Form 10-K.
Consolidated review
Net income
Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Current Quarter - Key financial results for the three months ended March 31, 2017 and 2016 included the following:

•
Ashland’s net income attributable to Ashland amounted to $92 million and $87 million for the three months ended March 31, 2017 and 2016, respectively, or $1.47 and $1.38 diluted earnings per share, respectively.

•	Ashland’s net income attributable to noncontrolling interest amounted to $13 million for the three months ended March 31, 2017 and reflects the noncontrolling interest of Valvoline Inc.

•	Income from continuing operations, which excludes results from discontinued operations, amounted to $102 million and $87 million for the three months ended March 31, 2017 and 2016, respectively.

•	The effective income tax expense rates of 23% and 15% for the three months ended March 31, 2017 and 2016, respectively, were both affected by certain discrete items.

•	Ashland incurred pretax net interest and other financing expense of $38 million and $43 million for the three months ended March 31, 2017 and 2016, respectively.

•	Operating income was $170 million and $147 million for the three months ended March 31, 2017 and 2016, respectively.
Year-to-Date - Key financial results for the six months ended March 31, 2017 and 2016 included the following:

•
Ashland’s net income attributable to Ashland amounted to $91 million and $176 million for the six months ended March 31, 2017 and 2016, respectively, or $1.46 and $2.73 diluted earnings per share, respectively.

•	Ashland’s net income attributable to noncontrolling interest amounted to $24 million for the six months ended March 31, 2017 and reflects the noncontrolling interest of Valvoline Inc.

•	Income from continuing operations, which excludes results from discontinued operations, amounted to $112 million and $178 million for the six months ended March 31, 2017 and 2016, respectively.

•	The effective income tax expense rates of 18% and 16% for the six months ended March 31, 2017 and 2016, respectively, were both affected by certain discrete items.

•
Ashland incurred pretax net interest and other financing expense of $170 million and $85 million for the six months ended March 31, 2017 and 2016, respectively. The current period was impacted by $92 million of net charges associated with current period debt financing activity.

•	Operating income was $307 million and $298 million for the six months ended March 31, 2017 and 2016, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income
Current Quarter - Operating income amounted to $170 million and $147 million for the three months ended March 31, 2017 and 2016, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:
•Separation, restructuring and other costs, net, include the following:

◦	$26 million, including $1 million of accelerated depreciation, and $12 million of costs related to the separation of Valvoline during the three months ended March 31, 2017 and 2016, respectively;

◦
$4 million of restructuring charges related to office buildings and $2 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility during the three months ended March 31, 2016;

•
$23 million of key items related to pension and other postretirement plan remeasurement losses during the three months ended March 31, 2016, representing the net impact of a curtailment gain of $110 million related to the prior year quarter plan amendments and an $133 million actuarial loss due to changes in discount rates and asset values; and

•	$5 million charge for a legal reserve during the three months ended March 31, 2016.
Operating income for the three months ended March 31, 2017 and 2016 included depreciation and amortization of $75 million and $83 million, respectively (which excluded accelerated depreciation of $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively). EBITDA totaled $248 million and $228 million for the three months ended March 31, 2017 and 2016, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items and the impact of Ashland's noncontrolling interest in Valvoline Inc.

	Three months ended
	March 31
(In millions)	2017	2016
Net income	$105	$87
Income tax expense	30	15
Net interest and other financing expense	38	43
Depreciation and amortization (a)	75	83
EBITDA	248	228
Net income attributable to noncontrolling interest	(13)	—
Adjusted EBITDA adjustments attributable to noncontrolling interest (b)	(11)	—
Income from discontinued operations (net of tax)	(3)	—
Separation, restructuring and other costs, net	25	16
Loss on pension and other postretirement plan remeasurements	—	23
Legal reserve	—	5
Accelerated depreciation	1	2
Adjusted EBITDA (c)	$247	$274

(a)	Excludes $1 million and $2 million of accelerated depreciation for the three months ended March 31, 2017 and 2016, respectively.

(b)
Includes certain items attributable to the approximately 17% noncontrolling interest in Valvoline Inc. such as income tax expense, net interest and other financing expense, depreciation and amortization and separation costs.

(c)
Includes $12 million and $14 million during the three months ended March 31, 2017 and 2016, respectively, of net periodic pension and other postretirement income recognized ratably through the fiscal year. This income is comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note J of the Notes to Condensed Consolidated Financial Statements.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Operating income amounted to $307 million and $298 million for the six months ended March 31, 2017 and 2016, respectively. The current and prior year periods' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:
•Separation, restructuring and other costs, net, include the following additional key items:

◦	an additional $28 million and $6 million of costs related to the separation of Valvoline during the six months ended March 31, 2017 and 2016, respectively;

◦
additional adjustments related to a restructuring plan within an existing manufacturing facility of a $5 million reversal of the previous severance accrual and $2 million of accelerated depreciation during the six months ended March 31, 2016;

•	Remeasurement gain of $10 million associated with the discontinuation of certain post-employment health and life insurance benefits during the six months ended March 31, 2017; and

•	Additional charges for legal reserves of $5 million and $10 million during the six months ended March 31, 2017 and 2016, respectively.

	Six months ended
	March 31
(In millions)	2017	2016
Net income	$115	$176
Income tax expense	24	35
Net interest and other financing expense	170	85
Depreciation and amortization (a)	152	164
EBITDA	461	460
Net income attributable to noncontrolling interest	(24)	—
Adjusted EBITDA adjustments attributable to noncontrolling interest (b)	(20)	—
Loss (income) from discontinued operations (net of tax)	(3)	2
Separation, restructuring and other costs, net	53	17
Loss (gain) on pension and other postretirement plan remeasurements	(10)	23
Legal reserve	5	15
Accelerated depreciation	1	4
Adjusted EBITDA (c)	$463	$521

(a)	Excludes $1 million and $4 million of accelerated depreciation for the six months ended March 31, 2017 and 2016, respectively.

(b)
Includes certain items attributable to the approximately 17% noncontrolling interest in Valvoline Inc. such as income tax expense, net interest and other financing expense, depreciation and amortization and separation costs.

(c)
Includes $24 million and $27 million during the six months ended March 31, 2017 and 2016, respectively, of net periodic pension and other postretirement income recognized ratably through the fiscal year. This income is comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note J of the Notes to Condensed Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and six months ended March 31, 2017 and 2016.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Sales	$1,320	$1,247	$73	$2,513	$2,410	$103

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides a reconciliation of the change in sales between the three and six months ended March 31, 2017 and 2016.

	Three months ended	Six months ended
(In millions)	March 31, 2017	March 31, 2017
Volume	$59	$118
Pricing	13	(15)
Product mix	3	(5)
Currency exchange	(9)	(15)
Acquisitions and divestitures	7	20
Change in sales	$73	$103
Current Quarter - Sales for the current quarter increased $73 million compared to the prior year quarter. Improved volume increased sales by $59 million, or 5%, while higher pricing increased sales by $13 million. The acquisitions of Oil Can Henry's and Time-It Lube within the Valvoline reportable segment and changes in product mix increased sales by $7 million and $3 million, respectively. Unfavorable foreign currency exchange decreased sales by $9 million.
Year-to-Date - Sales for the current period increased $103 million compared to the prior year period. Improved volume increased sales by $118 million, or 5%. The acquisitions within the Valvoline reportable segment, partially offset by the exit from certain product lines within the Specialty Ingredients reportable segment, increased sales by $20 million. Pricing declines and unfavorable foreign currency exchange each decreased sales by $15 million. Changes in product mix decreased sales by $5 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$887	$823	$64	$1,694	$1,595	$99
Gross profit as a percent of sales	32.8%	34.0%		32.6%	33.8%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and six months ended March 31, 2017 and 2016.

	Three months ended	Six months ended
(In millions)	March 31, 2017	March 31, 2017
Changes in:
Volume	$41	$82
Production costs	33	27
Acquisitions and divestitures	6	15
Currency exchange	(5)	(11)
Product mix	(1)	(5)
Pension and other postretirement benefit plans expense (income)
(including remeasurements)	(8)	(10)
Severance and other costs	—	5
Accelerated depreciation	(2)	(4)
Change in cost of sales	$64	$99

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Cost of sales for the current quarter increased $64 million compared to the prior year quarter primarily due to higher volume and unfavorable production costs which increased cost of sales by $41 million, or 5%, and $33 million, or 4%, respectively. The acquisitions of Oil Can Henry's and Time-It Lube increased cost of sales by $6 million. Favorable foreign currency exchange and changes in product mix decreased cost of sales by $5 million and $1 million, respectively.
Pension and other postretirement net periodic costs, including ongoing income and the prior year quarter interim remeasurements, decreased cost of sales by $8 million compared to the prior year quarter. The prior year quarter remeasurement loss within cost of sales of $9 million represents the net impact of a curtailment gain of $45 million and an actuarial loss of $54 million. The remaining change relates to the ongoing pension and other postretirement income. See Note J in the Notes to Condensed Consolidated Financial Statements for further discussion on the prior year quarter's pension and other postretirement benefit plans activity. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the prior year quarter included $2 million of accelerated depreciation.
Year-to-Date - Cost of sales for the current period increased $99 million compared to the prior year period primarily due to higher volume, unfavorable production costs, and the net impact of the acquisitions and divestiture of certain divisions and product lines. These factors increased cost of sales by $82 million, or 5%, $27 million, or 2%, and $15 million, respectively. Favorable foreign currency exchange and changes in product mix decreased cost of sales by $11 million and $5 million, respectively.
Pension and other postretirement net periodic costs, including ongoing income and the interim remeasurements, decreased cost of sales by $10 million compared to the prior year period. The current period post-employment remeasurement gain within cost of sales totaled $4 million, while the prior year period remeasurement loss within cost of sales of $9 million represents the net impact of a curtailment gain of $45 million and an actuarial loss of $54 million. The remaining change relates to the ongoing pension and other postretirement income. See Note J in the Notes to Condensed Consolidated Financial Statements for further discussion on the pension and other postretirement benefit plans activity during the current and prior year periods. Additionally, as part of a restructuring plan within an existing manufacturing facility in the Specialty Ingredients reportable segment, the prior year period included a $5 million reversal of the severance accrual and $4 million of accelerated depreciation.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Selling, general and administrative
expense	$245	$258	$(13)	$483	$483	$—
As a percent of sales	18.6%	20.7%		19.2%	20.0%
Current Quarter - Selling, general and administrative expense for the current quarter decreased $13 million compared to the prior year quarter with expenses as a percent of sales decreasing 2.1 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$26 million of costs related to the separation of Valvoline during the current quarter compared to $12 million in the prior year quarter;

•	pension and other postretirement plan remeasurements losses of $14 million in the prior year quarter, which consisted of a curtailment gain of $65 million and an actuarial loss of $79 million;

•	a $5 million charge for a legal reserve during the prior year quarter; and

•	a $4 million charge for restructuring related to office buildings during the prior year quarter.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Selling, general and administrative expense for the current period remained consistent with the prior year period with expenses as a percent of sales decreasing 0.8 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•	$54 million of costs related to the separation of Valvoline during the current period compared to $18 million in the prior year period;

•
decreased costs of $20 million due to a post-employment remeasurement gain of $6 million during the current period and pension and other postretirement plan remeasurement losses of $14 million during the prior year period (see discussion within current quarter analysis);

•	$5 million and $15 million charges for legal reserves during the current and prior year period, respectively; and

•	$4 million of restructuring charges related to office buildings during the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Research and development expense	$24	$25	$(1)	$47	$49	$(2)
Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.
Year-to-Date - Research and development expense remained relatively consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Equity and other income
Equity income	$3	$3	$—	$7	$8	$(1)
Other income	3	3	—	11	7	4
	$6	$6	$—	$18	$15	$3
Current Quarter - Equity and other income remained consistent with the prior year quarter.
Year-to-Date - Equity income remained relatively consistent with the prior year period. Other income increased $4 million primarily due to an increase in other income within the Valvoline reportable segment.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Net interest and other
financing expense (income)
Interest expense	$40	$44	$(4)	$175	$87	$88
Interest income	(1)	(1)	—	(3)	(2)	(1)
Available-for-sale securities income	(4)	(2)	(2)	(7)	(4)	(3)
Other financing costs	3	2	1	5	4	1
	$38	$43	$(5)	$170	$85	$85
Current Quarter - Net interest and other financing expense decreased $5 million during the current quarter compared to the prior year quarter. Interest expense decreased compared to the prior year quarter as a result of lower debt levels. Available-for-sale securities income of $4 million compared to $2 million in the prior year quarter represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Net interest and other financing expense increased $85 million during the current period compared to the prior year period. The current period increase in interest expense was primarily due to $92 million of accelerated accretion related to the December 2016 Tender Offer of the 2029 notes. Available-for-sale securities income of $7 million compared to $4 million in the prior year period represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Net gain (loss) on divestitures
MAP Transaction adjustments	$—	$(1)	$1	$(1)	$—	$(1)
Castings Solutions joint venture	—	—	—	—	1	(1)
Pinova	—	(1)	1	—	(1)	1
	$—	$(2)	$2	$(1)	$—	$(1)
Current Quarter - The activity in the prior year quarter primarily relates to post-closing adjustments for certain divestitures.
Year-to-Date - The activity in the current and prior year periods primarily relate to post-closing adjustments for certain divestitures.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Income tax expense	$30	$15	$15	$24	$35	$(11)
Effective tax rate	23%	15%		18%	16%
Current Quarter - The overall effective tax rate was 23% for the three months ended March 31, 2017 and was impacted by net favorable tax discrete items of $4 million primarily related to unrecognized tax benefits due to lapse of the statute of limitations.
The overall effective tax rate was 15% for the three months ended March 31, 2016 and was impacted by net favorable discrete items of $7 million, primarily related to a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.
Year-to-Date - The overall effective tax rate was 18% for the six months ended March 31, 2017 and was impacted by the net favorable tax discrete items discussed within the quarterly analysis above.
The overall effective tax rate was 16% for the six months ended March 31, 2016 and was impacted by net favorable discrete items of $13 million, primarily related to the law change from the reinstatement of research and development credit, a favorable tax liquidation resolution and the reversal of unrecognized tax benefits due to lapse of the statute of limitations.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Income (loss) from discontinued
operations (net of tax)
Water Technologies	$3	$—	$3	$3	$(2)	$5
	$3	$—	$3	$3	$(2)	$5
Current Quarter - The current quarter included a tax adjustment related to the sale of Ashland Water Technologies (Water Technologies).

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - The current and prior year periods included tax adjustments related to the sale of Water Technologies.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Net income attributable to
noncontrolling interest	$13	$—	$13	$24	$—	$24
Since Ashland's ownership interest in Valvoline Inc., which includes the operations of the Valvoline reportable segment, is now approximately 83%, the amount of net income attributable to the outside stockholders' approximately 17% noncontrolling interest in Valvoline Inc. is presented within this caption on the Statement of Consolidated Comprehensive Income for the three and six months ended March 31, 2017.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and six months ended March 31, 2017 and 2016.

	Three months ended March 31			Six months ended March 31
(In millions)	2017	2016	Change	2017	2016	Change
Other comprehensive income
(loss) (net of taxes)
Unrealized translation gain (loss)	$60	$80	$(20)	$(86)	$19	$(105)
Pension and postretirement
obligation adjustment	(2)	24	(26)	(4)	21	(25)
Net change in available-for-sale
securities	6	3	3	6	9	(3)
	$64	$107	$(43)	$(84)	$49	$(133)
Current Quarter - Total other comprehensive income, net of tax, for the current quarter decreased $43 million compared to the prior year quarter as a result of the following components:

•
For the three months ended March 31, 2017, the unrealized gain from foreign currency translation adjustments was $60 million compared to a gain of $80 million for the three months ended March 31, 2016. The fluctuations in unrealized translation gains and losses is primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was a loss of $2 million for the three months ended March 31, 2017 compared to income of $24 million for the three months ended March 31, 2016. Of these amounts, $2 million and $31 million during the current quarter and prior year quarter, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the prior year quarter were included in other comprehensive income as a result of the pension and other postretirement plan remeasurements.

•
Gains of $6 million and $3 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income during the three months ended March 31, 2017 and 2016, respectively. Of these amounts, $1 million, net of tax, during the current quarter was reclassified into net income, while $7 million and $3 million of unrealized gains, net of tax, were included within other comprehensive income during the current and prior year quarters, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Total other comprehensive income (loss), net of tax, for the current period decreased $133 million compared to the prior year period as a result of the following components:

•
For the six months ended March 31, 2017, the unrealized loss from foreign currency translation adjustments was $86 million compared to a gain of $19 million for the six months ended March 31, 2016, mainly as a result of the strengthening of the U.S. Dollar against other global currencies, including the Euro. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was a loss of $4 million for the six months ended March 31, 2017 compared to income of $21 million for the six months ended March 31, 2016. Of these amounts, $4 million and $34 million during the current and prior year periods, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the prior year period were included in other comprehensive income (loss) as a result of the pension and other postretirement plan remeasurements.

•
Gains of $6 million and $9 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income (loss) during the six months ended March 31, 2017 and 2016, respectively. Of these amounts, $1 million, net of tax, during the current period was reclassified into net income, while $7 million and $9 million of unrealized gains, net of tax, were included within other comprehensive income (loss) during the current and prior year periods, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Ashland’s businesses are managed within three reportable segments:  Specialty Ingredients, Performance Materials and Valvoline. During September 2016, Valvoline Inc. completed the IPO of its common stock as discussed further within the “Key Developments” section of Management’s Discussion and Analysis herein. As a result, Ashland had an approximately 83% ownership interest in Valvoline Inc. as of March 31, 2017.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three and six months ended March 31, 2017 and 2016.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Sales
Specialty Ingredients	$544	$529	$1,026	$1,004
Performance Materials	262	239	484	470
Valvoline	514	479	1,003	936
	$1,320	$1,247	$2,513	$2,410
Operating income (loss)
Specialty Ingredients	$74	$65	$114	$103
Performance Materials	10	20	18	43
Valvoline	106	105	205	197
Unallocated and other	(20)	(43)	(30)	(45)
	$170	$147	$307	$298
Depreciation and amortization
Specialty Ingredients	$53	$62	$107	$123
Performance Materials	13	13	26	26
Valvoline	9	10	18	19
Unallocated and other	1	—	2	—
	$76	$85	$153	$168
Operating information
Specialty Ingredients
Sales per shipping day	$8.5	$8.3	$8.2	$8.0
Metric tons sold (thousands)	80.7	77.3	153.3	146.0
Gross profit as a percent of sales (a)	34.8%	34.6%	33.5%	33.8%
Performance Materials
Sales per shipping day	$4.1	$3.7	$3.9	$3.7
Metric tons sold (thousands)	127.9	116.3	238.5	222.5
Gross profit as a percent of sales (a)	14.7%	20.6%	15.0%	21.3%
Valvoline
Lubricant sales gallons	44.9	43.7	88.1	84.2
Premium lubricants (percent of U.S. branded volumes)	49.5%	44.6%	48.4%	43.9%
Gross profit as a percent of sales (a)	38.5%	40.0%	38.2%	39.2%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three and six months ended March 31, 2017 and 2016 were as follows. Ashland includes only U.S. and Canada in its North American designation.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31, 2017			Six months ended March 31, 2017
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	43%	74%	39%	43%	74%
Europe	31%	38%	7%	30%	37%	7%
Asia Pacific	20%	15%	14%	21%	16%	14%
Latin America & other	10%	4%	5%	10%	4%	5%
	100%	100%	100%	100%	100%	100%

	Three months ended March 31, 2016			Six months ended March 31, 2016
Sales by Geography	Specialty Ingredients	Performance Materials	Valvoline	Specialty Ingredients	Performance Materials	Valvoline
North America	39%	42%	75%	39%	41%	75%
Europe	31%	40%	7%	32%	39%	7%
Asia Pacific	19%	13%	13%	19%	14%	13%
Latin America & other	11%	5%	5%	10%	6%	5%
	100%	100%	100%	100%	100%	100%
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
March 2017 quarter compared to March 2016 quarter
Specialty Ingredients’ sales increased $15 million to $544 million in the current quarter. Changes in volume increased sales by $25 million, or 5%, as metric tons sold increased to 80.7 thousand in the current quarter primarily due to favorable results within both the Consumer Specialties and Industrial Specialties divisions. Unfavorable foreign currency exchange and changes in product mix decreased sales by $6 million and $4 million, respectively.
Gross profit during the current quarter increased $7 million compared to the prior year quarter. The prior year quarter was unfavorably impacted by $2 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility. Improved volume during the current quarter resulted in a $10 million increase in gross profit compared to the prior year quarter. This increase was partially offset by decreases due to unfavorable foreign currency exchange of $3 million and higher costs which decreased gross profit by $2 million. In total, gross profit margin during the current quarter increased 0.2 percentage points as compared to the prior year quarter to 34.8%.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $1 million in the current quarter as compared to the

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

prior year quarter primarily due to favorable foreign currency exchange. Equity and other income (loss) increased $1 million primarily due to other income.
Operating income totaled $74 million for the current quarter compared to $65 million in the prior year quarter.  Current quarter EBITDA increased $2 million to $127 million, while Adjusted EBITDA remained consistent with the prior year quarter at $127 million. Adjusted EBITDA margin decreased 0.7 percentage points in the current quarter to 23.3%.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Specialty Ingredients' sales increased $22 million to $1,026 million in the current period. Changes in volume increased sales by $51 million, or 5%, as metric tons sold increased to 153.3 thousand in the current period. Changes in product mix, unfavorable foreign currency exchange, and pricing declines decreased sales by $15 million, $10 million, and $3 million, respectively. The exit from certain product lines decreased sales by $1 million.
Gross profit during the current period increased $5 million compared to the prior year period. As part of a restructuring plan within an existing manufacturing facility, the prior year period included $5 million of income related to the reversal of a previous severance accrual and $4 million of accelerated depreciation. Improved volume during the current period resulted in a $19 million increase in gross profit compared to the prior year period. This increase was partially offset by decreases due to pricing and higher raw material costs of $5 million, while changes in product mix and unfavorable foreign currency exchange each decreased gross profit by $4 million. In total, gross profit margin during the current period decreased 0.3 percentage points as compared to the prior year period to 33.5%.
Selling, general and administrative expenses decreased $5 million in the current period as compared to the prior year period primarily due to favorable corporate resource costs of $2 million and favorable foreign currency exchange of $2 million. Equity and other income (loss) increased $1 million compared to the prior year period.
Operating income totaled $114 million for the current period compared to $103 million in the prior year period. EBITDA decreased $1 million to $221 million in the current period, while Adjusted EBITDA remained consistent with the prior year period at $221 million. Adjusted EBITDA margin decreased 0.5 percentage points in the current period to 21.5%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2017 and 2016 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The key items within the prior year quarter and period related specifically to the manufacturing facility restructuring plan. The prior year quarter included $2 million of accelerated depreciation while the prior year period included a $5 million reversal of severance and an additional $2 million of accelerated depreciation. There were no unusual or key items that affected comparability for EBITDA during the current quarter or period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Operating income	$74	$65	$114	$103
Depreciation and amortization (a)	53	60	107	119
EBITDA	127	125	221	222
Severance	—	—	—	(5)
Accelerated depreciation	—	2	—	4
Adjusted EBITDA	$127	$127	$221	$221

(a)	Excludes $2 million and $4 million of accelerated depreciation for the three and six months ended March 31, 2016, respectively.
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
March 2017 quarter compared to March 2016 quarter
Performance Materials’ sales increased $23 million to $262 million in the current quarter. Volume increased sales by $21 million, or 9%, as metric tons sold increased to 127.9 thousand in the current quarter. Improved product pricing and changes in product mix increased sales by $4 million, or 2%, and $1 million, respectively. Unfavorable foreign currency exchange decreased sales by $3 million.
Gross profit decreased $11 million in the current quarter compared to the prior year quarter. Increased raw material costs within both the Composites and Intermediates/Solvents divisions, partially offset by favorable product pricing, decreased gross profit by $13 million. Changes in volume increased gross profit by $3 million, while unfavorable foreign currency exchange decreased gross profit by $1 million. In total, gross profit margin decreased 5.9 percentage points as compared to the prior year quarter to 14.7%.
Selling, general and administrative expenses during the current quarter decreased $2 million compared to the prior year quarter, primarily due to favorable employee costs. Equity and other income decreased $1 million compared to the prior year quarter, primarily due to equity income.
Operating income totaled $10 million in the current quarter compared to $20 million in the prior year quarter.  EBITDA decreased $10 million to $23 million in the current quarter, while EBITDA margin decreased 5.0 percentage points in the current quarter to 8.8%.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Performance Materials' sales increased $14 million in the current period to $484 million. Higher volume increased sales by $31 million, or 7%, as metric tons sold increased to 238.5 thousand in the current period. Lower product pricing decreased sales by $10 million, or 2%. Unfavorable foreign currency exchange and changes in product mix decreased sales by $4 million and $3 million, respectively.
Gross profit decreased $27 million in the current period compared to the prior year period. Higher raw material costs and pricing declines combined to decrease gross profit by $30 million. Higher volume levels increased gross profit by $6 million, while changes in product mix decreased gross profit by $3 million. In total, gross profit margin decreased 6.3 percentage points as compared to the prior year period to 15.0%.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling, general and administrative expenses during the current period decreased $3 million compared to the prior year period, primarily due to $2 million of decreased employee costs and $1 million of favorable corporate resource costs. Equity and other income decreased $1 million compared to the prior year period, primarily due to equity income.
Operating income totaled $18 million in the current period compared to $43 million in the prior year period. EBITDA decreased $25 million to $44 million in the current period. EBITDA margin decreased 5.6 percentage points in the current period to 9.1%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2017 and 2016 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Performance Materials. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Operating income	$10	$20	$18	$43
Depreciation and amortization	13	13	26	26
EBITDA	$23	$33	$44	$69
Valvoline
Valvoline is a leading worldwide producer and distributor of premium-branded automotive, commercial and industrial lubricants, and automotive chemicals. In 2016, it ranked as the #2 quick-lube chain by number of stores and #3 passenger car motor oil in the DIY market by volume brand in the United States. The brand operates and franchises 1,108 Valvoline Instant Oil ChangeSM centers in the United States. It also markets ValvolineTM lubricants and automotive chemicals; MaxLifeTM lubricants created for higher-mileage engines; SynPowerTM synthetic motor oil; and ZerexTM antifreeze. Key customers include: retail auto parts stores and mass merchandisers who sell to consumers; installers, such as car dealers, repair shops and quick lubes; commercial fleets; and distributors. During September 2016, Valvoline Inc. completed the IPO of its common stock as discussed further within the “Key Developments” section of Management’s Discussion and Analysis herein. As a result, Ashland maintains an approximately 83% ownership interest in Valvoline Inc. as of March 31, 2017. Valvoline’s results as a segment of Ashland may not equal the results of Valvoline Inc. reported on a stand-alone basis.
During January 2017, Valvoline completed the acquisition of Time-It Lube resulting in the addition of 28 quick-lube stores. During February 2016, Ashland completed the acquisition of Oil Can Henry’s resulting in the addition of 89 quick-lube stores. For additional information on the separation and acquisitions, see Note B in the Notes to Condensed Consolidated Financial Statements.
March 2017 quarter compared to March 2016 quarter
Valvoline’s sales increased $35 million to $514 million in the current quarter. Higher volume increased sales by $13 million, or 3%, as lubricant gallons sold increased to 44.9 million. Higher product pricing, the acquisitions of Oil Can Henry's and Time-It Lube, and changes in product mix increased sales by $9 million, or 2%, $7 million, and $6 million, respectively.
Gross profit increased $6 million during the current quarter compared to the prior year quarter. Changes in volume and product mix increased gross profit by $5 million and $4 million, respectively. Higher raw materials

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

costs more than offset favorable pricing to decrease gross profit by $4 million, while the acquisitions of Oil Can Henry's and Time-It Lube combined to increase gross profit by $1 million. In total, gross profit margin decreased 1.5 percentage points as compared to the prior year quarter to 38.5%.
Selling, general and administrative expenses increased $5 million during the current quarter as compared to the prior year quarter, primarily due to $3 million of increased corporate resource costs and a $2 million tax reserve. Equity and other income remained consistent with the prior year quarter.
Operating income totaled $106 million in the current quarter as compared to $105 million in the prior year quarter.  EBITDA remained consistent at $115 million in the current quarter, while EBITDA margin decreased 1.6 percentage points during the current quarter to 22.4%.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Valvoline’s sales increased $67 million to $1,003 million in the current period. Higher volume increased sales by $36 million, or 4%, as lubricant gallons sold increased to 88.1 million. The acquisitions increased sales by $21 million, or 2%. Changes in product mix increased sales by $13 million. These increases were partially offset by lower product pricing and unfavorable foreign currency exchange which decreased sales by $2 million and $1 million, respectively.
Gross profit increased $16 million during the current period compared to the prior year period. Changes in volume and product mix increased gross profit by $11 million and $7 million, respectively. Higher raw material costs and unfavorable pricing combined to decrease gross profit by $7 million, while the acquisitions increased gross profit by $5 million. In total, gross profit margin decreased 1.0 percentage points as compared to the prior year period to 38.2%.
Selling, general and administrative expenses increased $12 million during the current period as compared to the prior year period, primarily due to increased corporate resource costs of $5 million, a $2 million tax reserve, and employee cost increases of $2 million. Additional expenses of $2 million resulted from acquisitions. Equity and other income increased $4 million compared with the prior year period, primarily due to increased other income.
Operating income totaled $205 million in the current period as compared to $197 million in the prior year period. EBITDA increased $7 million to $223 million in the current period, while EBITDA margin decreased 0.9 percentage points during the current period to 22.2%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and six months ended March 31, 2017 and 2016 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Valvoline. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Operating income	$106	$105	$205	$197
Depreciation and amortization	9	10	18	19
EBITDA	$115	$115	$223	$216
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three and six months ended March 31, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2017	2016	2017	2016
Pension and other postretirement net periodic income
(excluding service cost)	$17	$20	$35	$40
Gain (loss) on pension and other postretirement
plan remeasurements	—	(23)	10	(23)
Restructuring activities (includes separation and
severance costs)	(26)	(16)	(54)	(22)
Environmental expense for divested businesses	(4)	(11)	(8)	(16)
Legal reserve	—	(5)	(5)	(15)
Other expense	(7)	(8)	(8)	(9)
Total expense	$(20)	$(43)	$(30)	$(45)
March 2017 quarter compared to March 2016 quarter
Unallocated and other recorded expense of $20 million and $43 million for the three months ended March 31, 2017 and 2016, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year quarter of $17 million and $20 million, respectively. The change in pension and other postretirement income in the current quarter is primarily driven by changes in the discount rate and other actuarial assumptions compared to the prior year quarter. The prior year quarter also included a loss of $23 million related to pension and other postretirement plan remeasurements, which consisted of the net impact of a curtailment gain of $110 million due to the prior year quarter plan amendments and an actuarial loss of $133 million resulting from the change in discount rates and asset values. See Note J of the Notes to Condensed Consolidated Financial Statements for further discussion on the prior year quarter remeasurements.
The remaining unallocated items for the current quarter primarily included $26 million of costs incurred related to the Valvoline separation and $4 million for environmental reserve adjustments. In the prior year quarter, unallocated costs also primarily included $12 million of costs incurred related to the Valvoline separation, $11 million for environmental reserve adjustments, $5 million for a legal reserve, and $4 million of restructuring charges related to office buildings.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Unallocated and other recorded expense of $30 million and $45 million for the six months ended March 31, 2017 and 2016, respectively.  Recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year period of $35 million and $40 million, respectively. The change in pension and other postretirement income in the current period is primarily driven by changes in the discount rate and other actuarial assumptions compared to the prior year period. The current period also included a $10 million gain on the remeasurement of certain post-employment health and life insurance benefit plans that were discontinued. As discussed above within the quarterly analysis, the prior year period also included remeasurement losses of $23 million. See Note J of the Notes to Condensed Consolidated Financial Statements for further discussion on the current and prior year periods' remeasurements.
The remaining unallocated items for the current period primarily included $54 million of costs incurred related to the Valvoline separation, $8 million for environmental reserve adjustments, and $5 million of expense for a legal reserve. The remaining unallocated items during the prior year period primarily included expense of

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$18 million of costs incurred related to the Valvoline separation, $16 million for environmental reserve adjustments, $15 million for a legal reserve, and $4 million of restructuring charges related to office buildings.
FINANCIAL POSITION
Liquidity
Ashland had $605 million in cash and cash equivalents as of March 31, 2017, of which $448 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2017 and 2016.

	Six months ended
	March 31
(In millions)	2017	2016
Cash provided (used) by:
Operating activities from continuing operations	$62	$250
Investing activities from continuing operations	(141)	(124)
Financing activities from continuing operations	(475)	(217)
Discontinued operations	(21)	(19)
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(11)
Net decrease in cash and cash equivalents	$(583)	$(121)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the six months ended March 31, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2017	2016
Cash flows provided (used) by operating activities from continuing operations
Net income	$115	$176
Loss (income) from discontinued operations (net of tax)	(3)	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	153	168
Original issue discount and debt issuance cost amortization	98	6
Deferred income taxes	1	1
Equity income from affiliates	(7)	(8)
Distributions from equity affiliates	4	9
Stock based compensation expense	12	17
Gain on early retirement of debt	(3)	—
Gain on available-for-sale securities	(7)	(4)
Net loss on divestitures	1	—
Pension contributions	(14)	(15)
Loss (gain) on pension and other postretirement plan remeasurements	(10)	23
Change in operating assets and liabilities (a)	(278)	(125)
Total cash flows provided by operating activities from continuing operations	$62	$250

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $62 million and $250 million in the current and prior year periods, respectively.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including original issue discount and debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses. Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $155 million and $98 million for the six months ended March 31, 2017 and 2016, respectively, and were driven by the following:

•
Accounts receivable - The current period had a cash outflow of $66 million compared to a cash inflow of $27 million during the prior year period. The cash outflow during the current period is primarily due to higher sales compared to the prior year period.

•	Inventory - The cash outflows of $8 million and $9 million during the current and prior year periods, respectively, were primarily due to sales volumes and inventory management strategies.

•
Trade and other payables - The cash outflows of $81 million and $116 million during the current and prior year periods, respectively, were primarily driven by seasonal declines in trade payables, and incentive compensation payouts to employees and certain Valvoline separation payments from the prior year paid during the first quarter of the fiscal year.

The remaining outflows of $123 million and $27 million in the current and prior year periods, respectively, relate primarily to adjustments to certain accruals and long term assets and liabilities as well as income taxes received and paid.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating cash flows for the current period included income from continuing operations of $112 million and noncash adjustments of $153 million for depreciation and amortization and $98 million for original issue discount and debt issuance cost amortization, including $92 million of accelerated accretion related to the Tender Offer of the 2029 notes.
Operating cash flows for the prior year period included income from continuing operations of $178 million and noncash adjustments of $168 million for depreciation and amortization, $23 million related to the losses on the pension and other postretirement plan remeasurements, and $6 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the six months ended March 31, 2017 and 2016.

	Six months ended
	March 31
(In millions)	2017	2016
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(104)	$(103)
Proceeds from disposal of property, plant and equipment	1	3
Purchase of operations - net of cash acquired	(48)	(66)
Proceeds (uses) from sale of operations or equity investments	(1)	12
Net purchase of funds restricted for specific transactions	(2)	—
Reimbursements from restricted investments	12	23
Purchases of available-for-sale securities	(19)	(4)
Proceeds from sales of available-for-sale securities	19	4
Proceeds from the settlement of derivative instruments	4	7
Payments for the settlement of derivative instruments	(3)	—
Total cash flows used by investing activities from continuing operations	$(141)	$(124)
Cash used by investing activities was $141 million and $124 million for the current and prior year periods, respectively.  The significant cash investing activities for the current and prior year periods primarily related to cash outflows from property additions of $104 million and $103 million, respectively. The current period included a $48 million cash outflow related to the purchase of Time-It Lube and a $12 million cash inflow for reimbursements from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement.
The prior year period included a net cash outlay of $66 million for the purchase of operations. This outflow primarily consisted of $60 million related to the acquisition of Oil Can Henry's. The prior year period also included reimbursements of $23 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $7 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the six months ended March 31, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2017	2016
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$(337)	$(36)
Premium on long-term debt repayment	(5)	—
Proceeds (repayment) from short-term debt	(75)	368
Repurchase of common stock	—	(500)
Debt issuance costs	(4)	—
Cash dividends paid	(48)	(48)
Distributions to noncontrolling interest	(4)	—
Excess tax benefits related to share-based payments	(2)	(1)
Total cash flows used by financing activities from continuing operations	$(475)	$(217)
Cash used by financing activities was $475 million for the current period as compared to $217 million for the prior year period. Significant cash financing activities for the current period included cash outflows of $337 million related to the repayments of a portion of the 2029 notes, 2022 notes, 2018 notes and 2016 term loan facility. See further discussion regarding financing activities within the “Key Developments” section of Management’s Discussion and Analysis herein. Additionally, the current period included short-term debt net repayments of $75 million, primarily related to the repayment of the $150 million term loan due 2017 partially offset by the issuance of the Valvoline 2017 accounts receivable securitization of $75 million. The current period included cash dividends paid of $0.78 per share, for a total of $48 million.
Significant cash financing activities for the prior year period included a cash outflow of $500 million for the repurchase of common stock and cash inflows of $368 million primarily related to the debt outstanding under the 2015 revolving credit facility and the accounts receivable securitization facility. Additionally, the prior year period included cash dividends paid of $0.78 per share, for a total of $48 million, and the repayment of long-term debt of $36 million, primarily related to the 2015 term loan facility and the repayment of acquired debt from Oil Can Henry's.
The following discloses the cash flows associated with Ashland’s discontinued operations for the six months ended March 31, 2017 and 2016.

	Six months ended
	March 31
(In millions)	2017	2016
Cash used by discontinued operations
Operating cash flows	$(21)	$(19)
Investing cash flows	—	—
Total cash used by discontinued operations	$(21)	$(19)
Cash flows for discontinued operations for both periods relate to other previously divested businesses, including net payments of asbestos and environmental liabilities. The current and prior year periods included $5 million and $4 million, respectively, of cash receipts related to asbestos settlements with certain insurers.
Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2017	2016
Cash flows provided by operating activities from continuing operations	$62	$250
Adjustments:
Additions to property, plant and equipment	(104)	(103)
Free cash flows	$(42)	$147
At March 31, 2017, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,356 million, compared to $1,669 million at September 30, 2016.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $27 million at March 31, 2017 and $29 million at September 30, 2016.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 152% and 171% of current liabilities at March 31, 2017 and September 30, 2016, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2017 and September 30, 2016.

	March 31	September 30
(In millions)	2017	2016
Cash and cash equivalents	$605	$1,188

Unused borrowing capacity
2015 Revolving credit facility	$748	$742
2016 Revolving credit facility (a)	436	435
2012 Accounts receivable securitization facility	99	80
2017 Accounts receivable securitization facility (a)	50	—

(a)	The 2016 revolving credit facility and 2017 accounts receivable securitization facility were executed by Valvoline in connection with the separation process.
Total borrowing capacity remaining under Ashland's 2015 revolving credit facility was $748 million, which is net of $52 million for letters of credit outstanding at March 31, 2017.  At March 31, 2017, the total borrowing capacity remaining under Valvoline's 2016 revolving credit facility was $436 million, which is net of $14 million for letters of credit outstanding. In total, Ashland’s available liquidity position (including Valvoline), which includes cash, the revolving credit facilities and the accounts receivable securitization facilities, was $1,938 million at March 31, 2017, compared to $2,445 million at September 30, 2016.
Capital resources
Debt
The following summary reflects Ashland’s debt as of March 31, 2017 and September 30, 2016.

	March 31	September 30
(In millions)	2017	2016
Short-term debt	$95	$170
Long-term debt (including current portion and debt issuance cost discounts) (a)	2,828	3,074
Total debt	$2,923	$3,244

(a)Includes $27 million and $29 million of debt issuance cost discounts as of March 31, 2017 and September 30, 2016, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $16 million and $19 million at March 31, 2017 and September 30, 2016, respectively.  Debt as a percent of capital employed was 48% at March 31, 2017 and 51% at September 30, 2016.  At March 31, 2017, Ashland’s total debt had an outstanding principal balance of $3,003 million, discounts of $53 million, and debt issuance costs of $27 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $8 million remaining in 2017, $674 million in 2018, $35 million in 2019, $30 million in 2020 and $210 million in 2021.
Ashland Financing Activities
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the first quarter of 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid during the six months ended March 31, 2017.
Accounts receivable securitization
During the December 2015 quarter, the Transfer and Administration Agreement was amended to extend the termination date of the accounts receivable securitization facility from December 31, 2015 to March 22, 2017. During the March 2017 quarter, this facility was extended for an additional year with similar terms as the previous facility agreement.  No other changes to the agreement within the current or prior year amendments are expected to have a significant impact to Ashland's results of operations and financial position.
Ashland credit ratings
Standard & Poor’s ratings are BB, while Moody’s Investor Services are Ba2. Moody’s Investor Services and Standard & Poor's outlooks remained at stable.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Ashland debt covenant restrictions
The 2015 Senior Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2017, Ashland is in compliance with all debt agreement covenant restrictions under the 2015 Senior Credit Agreement.
The 2015 Senior Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2015 Senior Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 51 and 52. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement during its remaining duration is 3.50.
The 2015 Senior Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2015 Senior Credit Agreement during its entire duration is 3.0.
At March 31, 2017, Ashland’s calculation of the consolidated leverage ratio was 3.1, which is below the maximum consolidated leverage ratio permitted under the 2015 Senior Credit Agreement of 3.50. At March 31, 2017, Ashland’s calculation of the consolidated interest coverage ratio was 4.5, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated leverage ratio and a 0.8x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

During the first quarter of 2017, Valvoline borrowed $75 million under the 2017 accounts receivable securitization facility and used the net proceeds to repay an equal amount of the 2016 term loan facility. As a result, Valvoline recognized a $1 million charge related to the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the six months ended March 31, 2017.
Valvoline credit ratings
Valvoline Inc.'s rating by Standard & Poor’s remained at BB, while Moody’s Investor Services rating remained as Ba2. Standard & Poor and Moody's Investor Services' outlook remained at stable. Subsequent changes to these ratings are possible and may have an effect on Valvoline’s borrowing rate or ability to access capital markets in the future.
Valvoline debt covenant restrictions
The Valvoline Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants (including maintenance of a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio) and other customary limitations.  As of March 31, 2017, Valvoline Inc. was in compliance with all debt agreement covenant restrictions and financial covenants.
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
At March 31, 2017, Valvoline’s calculation of the consolidated leverage ratio was 1.4, which is below the maximum consolidated leverage ratio permitted under the Valvoline Credit Agreement of 4.5.  At March 31, 2017, Valvoline’s calculation of the consolidated interest coverage ratio was 13.5, which exceeds the minimum required consolidated ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated leverage ratio and a 3.0x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total equity
Total equity decreased $22 million since September 30, 2016 to $3,143 million at March 31, 2017.  At March 31, 2017, total equity also includes an amount for noncontrolling interest, which reflects the outside stockholders’ interest in Valvoline Inc. At March 31, 2017, Ashland maintains an approximately 83% ownership interest in Valvoline Inc., while the remaining approximately 17% ownership of Valvoline Inc. is held by outside stockholders.
The decrease of $22 million was primarily due to $86 million related to deferred translation losses, regular cash dividends of $48 million, $4 million for dividend distributions to noncontrolling interest, $4 million related to pension and other postretirement obligations, and $1 million for common shares issued under stock incentive and other plans. These decreases were partially offset by $91 million of net income attributable to Ashland, $24 million of net income attributable to the noncontrolling interest in Valvoline Inc., and $6 million of a net change in the gain on available-for-sale securities as of March 31, 2017.
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
Cash dividends
In May 2015, the Board of Directors of Ashland announced a quarterly cash dividend increase to 39 cents per share to eligible shareholders of record. This amount was paid for quarterly dividends in the first and second quarters of fiscal 2017 and each quarter of fiscal 2016.
In November 2016, the Board of Directors of Valvoline Inc. announced a quarterly cash dividend of 4.9 cents per share to eligible shareholders of record. This was Valvoline Inc.'s first dividend declaration and the amount was paid for quarterly dividends during the first and second quarters of fiscal 2017. Since Ashland owns approximately 83% of Valvoline Inc., the net cash outflow of $4 million was payments made to the remaining 17% of shareholders outstanding and is included within the Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2017.
Capital expenditures
Capital expenditures were $104 million for the six months ended March 31, 2017 and averaged $271 million during the last three fiscal years.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual obligations and commitments
Ashland expects to incur certain costs as a result of the separation, including those that are contingent upon the completion of the separation. Ashland will recognize these costs when appropriate based on applicable U.S. GAAP requirements.
CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the six months ended March 31, 2017.
OUTLOOK
Amid the larger-than-expected negative impact of raw material cost and currency that emerged in the second quarter, Specialty Ingredients is continuing to take action to offset these costs through cost discipline and commercial excellence initiatives such as value-based pricing. For the third quarter of fiscal year 2017, Specialty Ingredients sales are expected to be in the range of $535 million to $565 million. Adjusted EBITDA in the third quarter of fiscal year 2017 is expected to be in the range of $123 million to $133 million, versus $128 million in the year-ago quarter. Ashland anticipates closing the Pharmachem acquisition in the June quarter. With the addition of Pharmachem’s related income, Ashland expects Specialty Ingredients Adjusted EBITDA for fiscal 2017 to be in the range of $485 million to $500 million, despite the impact from raw material inflation and foreign currency. This outlook for Specialty Ingredients Adjusted EBITDA excludes any Pharmachem related income in the third quarter but includes an estimated $10 million to $15 million from Pharmachem in the fourth quarter.
Performance Materials expects sales to be in the range of $260 million to $280 million for the third quarter of fiscal 2017. Adjusted EBITDA is expected to be in the range of $27 million to $33 million in the third quarter of fiscal 2017, versus $30 million in the year-ago quarter, which reflects the impact of price increases offsetting raw material inflation. For fiscal 2017, Performance Materials is raising its outlook for Adjusted EBITDA to a range of $100 million to $110 million, reflecting positive price and volume in both Composites and Intermediates/Solvents.
For the third quarter of fiscal 2017, Ashland expects an adjusted annual effective tax rate of 10 percent to 15 percent, reflecting Ashland’s global business and the separation of Valvoline.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at March 31, 2017 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2017, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a)    CERCLA and Similar State Law Sites – Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2017, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 84 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2017.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended March 31, 2017 was as follows:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2017 to January 31, 2017:					$500
Employee Tax Withholdings	14,986	(2)	$111.56	—
February 1, 2017 to February 28, 2017:					500
Employee Tax Withholdings	326	(2)	120.64	—
March 1, 2017 to March 31, 2017:					500
Employee Tax Withholdings	8,604	(2)	120.66	—
Total	23,916			—	$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the Company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of March 31, 2017, $500 million remains available for repurchase under this authorization.
(2)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1*	Ashland Global Holdings Inc. Non-Qualified Defined Contribution Plan, as amended.

10.2
Fourteenth Amendment dated as of March 21, 2017 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 27, 2017 (SEC File No. 333-211719), and incorporated herein by reference).

10.3*
Waiver and Amendment No. 3 dated as of April 5, 2017, to Credit Agreement, dated as of June 23, 2015, among Ashland LLC (as successor to Ashland Inc.), The Bank of Nova Scotia, as Administrative Agent, and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto.

10.4*	Separation Agreement and General Release between Ashland and Luis Fernandez-Moreno dated February 28, 2017.

10.5*	Separation Agreement and General Release between Ashland and Gregory Elliott dated February 28, 2017.

10.6*	Confidentiality, Non-Competition and Non-Solicitation Agreement between Ashland and Luis Fernandez-Moreno dated February 28, 2017.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and six months ended March 31, 2017 and March 31, 2016; (ii) Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016; (iii) Statements of Consolidated Equity at March 31, 2017; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2017 and March 31, 2016; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
April 26, 2017	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
10.1*	Ashland Global Holdings Inc. Non-Qualified Defined Contribution Plan, as amended.

10.2
Fourteenth Amendment dated as of March 21, 2017 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 27, 2017 (SEC File No. 333-211719), and incorporated herein by reference).

10.3*
Waiver and Amendment No. 3 dated as of April 5, 2017, to Credit Agreement, dated as of June 23, 2015, among Ashland LLC (as successor to Ashland Inc.), The Bank of Nova Scotia, as Administrative Agent, and an L/C Issuer, Citibank, N.A., as Syndication Agent, and the Lenders from time to time party thereto.

10.4*	Separation Agreement and General Release between Ashland and Luis Fernandez-Moreno dated February 28, 2017.

10.5*	Separation Agreement and General Release between Ashland and Gregory Elliott dated February 28, 2017.

10.6*	Confidentiality, Non-Competition and Non-Solicitation Agreement between Ashland and Luis Fernandez-Moreno dated February 28, 2017.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
**Submitted electronically with this report.