Form 10-Q
period 2017-06-30
ASHLAND GLOBAL HOLDINGS INC
filed 2017-08-04
CIK 1674862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

___________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
At June 30, 2017, there were 62,402,316 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2017	2016	2017	2016
Sales	$870	$790	$2,380	$2,265
Cost of sales	635	554	1,727	1,581
Gross profit	235	236	653	684

Selling, general and administrative expense	182	160	493	481
Research and development expense	20	22	61	66
Equity and other income	4	3	9	7
Operating income	37	57	108	144

Net interest and other financing expense	51	40	203	125
Net gain (loss) on acquisitions and divestitures	(6)	3	(7)	3
Income (loss) from continuing operations
before income taxes	(20)	20	(102)	22
Income tax benefit - Note I	(4)	(4)	(49)	(39)
Income (loss) from continuing operations	(16)	24	(53)	61
Income (loss) from discontinued operations
(net of tax) - Note D	(14)	47	138	186
Net income (loss)	(30)	71	85	247
Net income attributable to noncontrolling interest (a)	3	—	27	—
Net income (loss) attributable to Ashland	$(33)	$71	$58	$247

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations
attributable to Ashland	$(0.26)	$0.39	$(0.85)	$0.97
Income (loss) from discontinued operations	(0.28)	0.76	1.78	2.94
Net income (loss) attributable to Ashland	$(0.54)	$1.15	$0.93	$3.91

Diluted earnings per share - Note L
Income (loss) from continuing operations
attributable to Ashland	$(0.26)	$0.38	$(0.85)	$0.95
Income (loss) from discontinued operations	(0.28)	0.75	1.78	2.92
Net income (loss) attributable to Ashland	$(0.54)	$1.13	$0.93	$3.87

DIVIDENDS PAID PER COMMON SHARE	$0.225	$0.390	$1.005	$1.170

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(30)	$71	$85	$247
Other comprehensive income (loss), net of tax - Note M
Unrealized translation gain (loss)	105	(46)	19	(26)
Pension and postretirement obligation adjustment	—	—	(4)	21
Net change in available-for-sale securities	4	4	10	13
Other comprehensive income (loss)	109	(42)	25	8
Comprehensive income	$79	$29	$110	$255
Comprehensive income attributable to noncontrolling interest	3	—	27	—
Comprehensive income attributable to Ashland	$76	$29	$83	$255

(a)	Represents the income attributable to the previous noncontrolling interest in Valvoline Inc., whose results are now included within discontinued operations.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	September 30
(In millions - unaudited)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$492	$1,017
Accounts receivable (a)	643	529
Inventories - Note F	631	539
Other assets	73	89
Current assets of discontinued operations - Note D	—	714
Total current assets	1,839	2,888
Noncurrent assets
Property, plant and equipment
Cost	3,707	3,615
Accumulated depreciation	1,770	1,715
Net property, plant and equipment	1,937	1,900
Goodwill - Note G	2,426	2,138
Intangibles - Note G	1,316	1,061
Restricted investments - Note E	299	292
Asbestos insurance receivable - Note K	211	196
Equity and other unconsolidated investments	32	31
Deferred income taxes	35	35
Other assets	411	406
Noncurrent assets of discontinued operations - Note D	—	1,053
Total noncurrent assets	6,667	7,112
Total assets	$8,506	$10,000

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$223	$170
Current portion of long-term debt - Note H	6	—
Trade and other payables	392	376
Accrued expenses and other liabilities	274	313
Current liabilities of discontinued operations - Note D	—	379
Total current liabilities	895	1,238
Noncurrent liabilities
Long-term debt - Note H	2,584	2,325
Employee benefit obligations - Note J	191	195
Asbestos litigation reserve - Note K	702	686
Deferred income taxes	374	315
Other liabilities	361	361
Noncurrent liabilities of discontinued operations - Note D	—	1,715
Total noncurrent liabilities	4,212	5,597
Commitments and contingencies - Note K
Equity
Stockholders' equity	3,399	3,347
Noncontrolling interest (b)	—	(182)
Total equity	3,399	3,165
Total liabilities and equity	$8,506	$10,000

(a)	Accounts receivable includes an allowance for doubtful accounts of $8 million and $10 million at June 30, 2017 and September 30, 2016, respectively.

(b)	Represents the previous noncontrolling interest in Valvoline Inc. held outside of Ashland which is now included within discontinued operations.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

(In millions - unaudited)	Common stock	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	(a)	Noncontrolling interest	(b)	Total
BALANCE AT SEPTEMBER 30, 2016	$1	$923	$2,704	$(281)		$(182)		$3,165
Total comprehensive income (loss)
Net income			58			27		85
Other comprehensive loss				25		—		25
Regular dividends, $1.005 per common share			(62)					(62)
Common shares issued under stock
incentive and other plans (c)		3						3
Distribution of Valvoline Inc. (b)		—	68	(33)		152		187
Other		(7)				7		—
Distributions to noncontrolling interest						(4)		(4)
BALANCE AT JUNE 30, 2017	$1	$919	$2,768	$(289)		$—		$3,399

(a)
At June 30, 2017 and September 30, 2016, the after-tax accumulated other comprehensive loss attributable to Ashland of $289 million and $281 million, respectively, was comprised of unrecognized prior service credits as a result of certain employee benefit plan amendments of $3 million and $46 million, respectively, net unrealized translation losses of $308 million and $333 million, respectively, and net unrealized gain on available-for-sale securities of $16 million and $6 million, respectively. At September 30, 2016, amounts attributable to noncontrolling interest included unrecognized prior service credits of $9 million and net unrealized translation losses of $2 million. The accumulated other comprehensive income that was distributed to Valvoline Inc. included $39 million of unrecognized prior service credits and $6 million of net unrealized translation losses.

(b)	See Note B for discussion of the distribution of Valvoline Inc. and the noncontrolling interest.

(c)	Common shares issued were 242,043 for the nine months ended June 30, 2017.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2017	2016
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$85	$247
Income from discontinued operations (net of tax)	(138)	(186)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	218	227
Original issue discount and debt issuance cost amortization	108	9
Deferred income taxes	(4)	—
Equity income from affiliates	—	(1)
Distributions from equity affiliates	1	1
Stock based compensation expense	14	23
Loss on early retirement of debt	9	—
Gain on available-for-sale securities	(9)	(6)
Net loss (gain) on divestitures	4	(3)
Pension contributions	(6)	(24)
Loss (gain) on pension and other postretirement plan remeasurements	(2)	18
Change in operating assets and liabilities (a)	(166)	(70)
Total cash flows provided by operating activities from continuing operations	114	235
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(126)	(150)
Proceeds from disposal of property, plant and equipment	4	3
Purchase of operations - net of cash acquired	(680)	—
Proceeds from sale of operations or equity investments	4	18
Net purchase of funds restricted for specific transactions	(2)	(4)
Reimbursements from restricted investments	19	24
Purchases of available-for-sale securities	(19)	(4)
Proceeds from sales of available-for-sale securities	19	4
Proceeds from the settlement of derivative instruments	5	8
Payments for the settlement of derivative instruments	(3)	(2)
Total cash flows used by investing activities from continuing operations	(779)	(103)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM
CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	1,100	—
Repayment of long-term debt	(913)	(50)
Premium on long-term debt repayment	(17)	—
Proceeds from short-term debt	69	389
Repurchase of common stock	—	(500)
Debt issuance costs	(15)	(2)
Cash dividends paid	(62)	(72)
Excess tax benefits related to share-based payments	2	1
Total cash flows provided (used) by financing activities from continuing operations	164	(234)
CASH USED BY CONTINUING OPERATIONS	(501)	(102)
Cash provided (used) by discontinued operations
Operating cash flows, net	123	170
Investing cash flows, net	(293)	(104)
Financing cash flows, net	(17)	—
Total cash provided (used) by discontinued operations	(187)	66
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(6)
DECREASE IN CASH AND CASH EQUIVALENTS	(696)	(42)
Cash, beginning of period held by Ashland	1,017	1,257
Cash, beginning of period held by Valvoline and reported as discontinued operations	171	—
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,188	1,257
CASH AND CASH EQUIVALENTS - END OF PERIOD	$492	$1,215

(a)	Excludes changes resulting from operations acquired or sold.

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Results of operations for the period ended June 30, 2017 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year.
On May 12, 2017, Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. which represented approximately 83% of the total outstanding shares of Valvoline Inc.'s common stock. This distribution of Valvoline represented a strategic shift in Ashland's business and qualified as a discontinued operation. Accordingly, Valvoline's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Condensed Consolidated Financial Statements. See Note B for additional information on the separation of Valvoline Inc. The term Valvoline as used herein, depending on context, refers to either Valvoline Inc. or Valvoline as a previous reportable segment of Ashland.
Subsequent to completing the distribution of Valvoline Inc. during the current quarter, Ashland's operations are now managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. In previous periods, Composites and Intermediates and Solvents were reporting units included within the Ashland Performance Materials reportable segment.
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
In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. Ashland has identified an implementation team that is currently evaluating the impact of the new standard on the Condensed Consolidated Financial Statements and the adoption method options available as well as the overall impact the new guidance will have on the organization. This guidance becomes effective for Ashland on October 1, 2018 and Ashland currently plans to adopt the standard at that time.
In March 2017, the FASB issued accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Statement of Consolidated Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Statement of Consolidated Comprehensive Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for Ashland on October 1, 2018, with early adoption being optional. Ashland currently intends to early adopt this guidance on October 1, 2017 and will revise the presentation of the net periodic benefit cost in previous periods to conform to the current period presentation. Ashland does not expect this guidance to have a significant impact on the presentation of Ashland’s Statements of Consolidated Comprehensive Income.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – VALVOLINE

Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland (now known as Ashland Global Holdings Inc.) and Valvoline Inc. The initial step of the separation, the initial public offering (IPO) of Valvoline Inc., closed on September 28, 2016. As discussed further within the Final Separation section of this Note, Ashland completed the distribution of its remaining shares in Valvoline Inc. on May 12, 2017. The new Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets. Key markets and applications include pharmaceutical, personal care, food and beverage, architectural coatings, adhesives, automotive, construction and energy.
After completing the IPO on September 28, 2016 and before the distribution of its remaining shares on May 12, 2017, Ashland owned 170 million shares of Valvoline Inc.’s common stock which represented approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. As a result, Ashland continued to consolidate Valvoline within the Condensed Consolidated Financial Statements up until the distribution of the remaining shares. The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of September 30, 2016, was presented separately as noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statements of Consolidated Comprehensive Income.
Ashland recognized separation costs of $28 million for each of the three months ended June 30, 2017 and 2016, and $82 million and $46 million for the nine months ended June 30, 2017 and 2016, respectively, which are primarily related to transaction and legal fees. Of these amounts, $13 million of separation costs directly related to Valvoline and were included within the discontinued operations caption of the Statement of Consolidated Comprehensive Income for the nine months ended June 30, 2017. Otherwise, separation costs are recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Final Separation
Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding as of May 5, 2017, the record date for the distribution, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the distribution. The distribution was recorded at the carrying amount of Valvoline Inc.'s net assets which was a deficit of $187 million as of May 12, 2017, as follows:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – VALVOLINE (continued)

May 12
(In millions)	2017
ASSETS
Current assets
Cash	179
Accounts receivable, net	385
Inventories	153
Other current assets	24
Total current assets	741
Noncurrent assets
Net property, plant and equipment	357
Goodwill	329
Equity and other unconsolidated investments	31
Deferred income taxes	391
Other noncurrent assets	93
Total noncurrent assets	1,201
Total assets	$1,942
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	75
Current portion of long-term debt	16
Trade and other payables	353
Other current liabilities	34
Total current liabilities	478
Noncurrent liabilities
Long-term debt	662
Employee benefit obligations	826
Other long-term liabilities	163
Total noncurrent liabilities	1,651
Total liabilities	$2,129
Net deficit	$(187)
A Tax Matters Agreement between Ashland and Valvoline Inc. governs the rights and obligations after the spin-off regarding certain income taxes and other taxes, including certain tax liabilities and benefits, attributes, returns and contests.
Valvoline met the criteria to qualify as a discontinued operation and accordingly, its assets, liabilities, operating results and cash flows have been classified as discontinued operations within the Condensed Consolidated Financial Statements. See Note D for more information.
Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Valvoline reportable segment do not qualify for classification within discontinued operations and continue to be reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $6 million and $17 million for the three and nine months ended June 30, 2016, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – VALVOLINE (continued)

Ashland entered into an agreement in September 2016 for an approximate two year period that provides certain transition services to Valvoline Inc. During the three and nine months ended June 30, 2017, Ashland recognized income for transition service fees of $1 million and $10 million, respectively, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Likewise, Valvoline Inc. provides certain transition services to Ashland as deemed necessary. During the three and nine months ended June 30, 2017, Ashland recognized expense for transition service fees of $1 million and $4 million, respectively, which are included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
NOTE C – ACQUISITION AND DIVESTITURE
Pharmachem
Background
On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem Laboratories, Inc. (Pharmachem), a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. With annual revenues of approximately $300 million and 14 manufacturing facilities in the United States and Mexico, New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products.  Ashland has included Pharmachem within the Specialty Ingredients reporting segment.
Purchase price allocation
The acquisition was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.
The all-cash purchase price of Pharmachem was $680 million which included working capital adjustments of approximately $20 million.  Ashland incurred $5 million of transaction costs during the three and nine months ended June 30, 2017 related to the acquisition, which was recorded within the net gain (loss) on acquisitions and divestitures caption within the Statement of Consolidated Income.  The following table summarizes the current preliminary values of the assets acquired and liabilities assumed at the date of acquisition.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITION AND DIVESTITURE (continued)

At
May 17,
Preliminary purchase price allocation (in millions)	2017
Assets:
Accounts receivable	53
Inventory	76
Other current assets	9
Intangible assets	312
Goodwill	276
Property, plant and equipment	96
Other noncurrent assets	20
Liabilities:
Accounts payable	(23)
Deferred tax - net	(128)
Other noncurrent liabilities	(11)
Total purchase price	$680
As of June 30, 2017, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments, including certain tangible and intangible assets, are finalized. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Intangible assets identified
The purchase price allocation included $312 million of certain definite-lived intangible assets which are being amortized over the estimated useful life in proportion to the economic benefits consumed. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and also considered the relative stability in the current Pharmachem customer base.
The following details the total intangible assets identified as of May 17, 2017.

		Weighted-average
		amortization period
Intangible asset type (in millions)	Value	(years)
Trademarks and trade names	$26	15
Intellectual property	69	22
Customer and supplier relationships	217	20
Total	$312
Impact on operating results
The results of Pharmachem’s operations have been included in Ashland’s Consolidated Financial Statements since the May 17, 2017 closing date.  The following table provides sales and results of operations from the Pharmachem acquired business lines included in Ashland’s results during the current period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITION AND DIVESTITURE (continued)

Pharmachem results of operations	Nine months ended
(In millions)	June 30, 2017	(a)
Sales	$36
Operating income	4

(a)	Amounts represent the sales and results of operations for the period May 17, 2017 through June 30, 2017, the period for which Pharmchem was owned.
The following unaudited pro forma information for the three and nine months ended June 30, 2017 and 2016 assumes the acquisition of Pharmachem occurred at the beginning of the respective periods presented.

	Three months ended		Nine months ended
Unaudited pro forma information	June 30		June 30
(In millions, except per share amounts)	2017	2016	2017	2016
Sales	$943	$861	$2,589	$2,485
Net income (loss)	(26)	70	97	245

These amounts have been calculated after applying Ashland’s accounting policies and adjusting the results of Pharmachem to reflect the additional depreciation, amortization and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets, and the related debt incurred had been applied on October 1, 2015, together with the consequential tax effects.
The unaudited pro forma information presented above is for illustrative purposes only and does not purport to be indicative of the results of future operations of Ashland or the results that would have been attained had the operations been combined during the periods presented.

Specialty Ingredients Joint Venture
During September 2016, Ashland entered into a definitive sale agreement to sell its ownership interest in a Specialty Ingredients joint venture in China, which primarily serves the construction end market. Ashland recognized a loss of $12 million before tax in 2016 to recognize the assets at fair value less cost to sell, using Level 2 nonrecurring fair value measurements.
During June 2017, Ashland completed the transfer of its ownership interest in the joint venture and recognized an additional loss of $4 million during the current quarter primarily related to a license fee and tax adjustments. The loss was reported within the net gain (loss) on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income. The net assets held for sale were not material to Ashland’s Condensed Consolidated Balance Sheet as of September 30, 2016.
Ashland determined this transaction did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland’s operations and financial results.
Specialty Ingredients Facility
During the current quarter, Ashland committed to a plan to reorganize certain operations within the Specialty Ingredients reportable segment.  As part of this plan a manufacturing facility that was previously operational was closed during the current quarter.  As a result of this closure, the remaining value for primarily machinery and equipment related to this facility was written off during the current quarter, which resulted in an $11 million charge for these assets as well as an additional $2 million reserve for employee costs associated with the facility closure.  No additional charges related to this facility are expected.

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
As previously discussed in Notes A and B, Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. on May 12, 2017. Ashland determined that the final distribution of Valvoline qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and has a major effect on Ashland's operations and financial results. Accordingly, Valvoline's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Condensed Consolidated Financial Statements.
On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice. Ashland made subsequent post-closing adjustments to the discontinued operations caption as defined by the definitive agreement during the three and nine months ended June 30, 2017 and 2016.
Components of amounts reflected in the Statements of Consolidated Comprehensive Income related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2017 and 2016.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Income (loss) from discontinued operations (net of tax)
Asbestos-related litigation	$(25)	$(30)	$(25)	$(30)
Water Technologies	(1)	3	2	2
Valvoline	12	73	161	214
Gain on disposal of discontinued operations (net of tax)
Water Technologies	—	1	—	—
Total income (loss) from discontinued operations (net of tax)	$(14)	$47	$138	$186
The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Income for the income from discontinued operations attributable to Valvoline for the three and nine months ended June 30, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017 (a)	2016	2017	2016
Income (loss) from discontinued operations
attributable to Valvoline
Sales	$234	$500	$1,237	$1,435
Cost of sales	(148)	(300)	(750)	(868)
Selling, general and administrative expense	(50)	(84)	(222)	(245)
Research and development expense	(1)	(3)	(8)	(9)
Equity and other income	3	5	17	16
Operating income of discontinued operations	38	118	274	329
Net interest and other financing expense	(5)	—	(22)	—
Pretax income of discontinued operations	33	118	252	329
Income tax expense	(21)	(45)	(91)	(115)
Income from discontinued operations	$12	$73	$161	$214

(a)	Valvoline results in the current quarter reflect only 42 days of activity since the business was fully distributed on May 12, 2017.
The following table presents the captions of assets and liabilities of Valvoline that are presented as discontinued operations within Ashland's Condensed Consolidated Balance Sheet as of September 30, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – DISCONTINUED OPERATIONS (continued)

September 30
(In millions)	2016
Cash	$171
Accounts receivable, net	387
Inventories	131
Other current assets	25
Current assets of discontinued operations	$714

Net property, plant and equipment	$324
Goodwill	264
Equity and other unconsolidated investments	26
Deferred income taxes	347
Other noncurrent assets	92
Noncurrent assets of discontinued operations	$1,053

Current portion of long-term debt	$19
Trade and other payables	360
Current liabilities of discontinued operations	$379

Long-term debt	$730
Employee benefit obligations	886
Other long-term liabilities	99
Noncurrent liabilities of discontinued operations	$1,715

Equity
Noncontrolling interest	$(182)

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
The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$492	$492	$492	$—	$—
Restricted investments (a)	329	329	329	—	—
Deferred compensation investments (b)	155	155	—	155	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	14	14	—	14	—
Total assets at fair value	$993	$993	$824	$169	$—

Liabilities
Foreign currency derivatives	$10	$10	$—	$10	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2016.

(In millions)	Carrying value	Total fair value	Quoted prices in active markets for identical assets Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets
Cash and cash equivalents	$1,017	$1,017	$1,017	$—	$—
Restricted investments (a)	322	322	322	—	—
Deferred compensation investments (b)	150	150	—	150	—
Investments of captive insurance company (b)	4	4	4	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$1,496	$1,496	$1,343	$153	$—

Liabilities
Foreign currency derivatives	$5	$5	$—	$5	$—

(a)	Included in restricted investments and $30 million within other current assets in the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Restricted investments
On January 13, 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During the March 2015 quarter, Ashland placed $335 million of the settlement

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

funds from the January 2015 asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016.
During 2015, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI). Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income. The following table provides a summary of the available-for-sale securities portfolio as of June 30, 2017 and September 30, 2016:

	June 30	September 30
(In millions)	2017	2016
Original cost	$335	$335
Accumulated investment income, settlement funds
and disbursements, net	(24)	(3)
Adjusted cost (a)	311	332
Investment income (b)	7	8
Unrealized gain	26	11
Realized gain	2	—
Settlement funds	2	4
Disbursements	(19)	(33)
Fair value	$329	$322

(a)	The adjusted cost of the demand deposit includes accumulated investment income, disbursements and settlements recorded in previous periods.

(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
The following table presents gross unrealized gains and losses for the restricted investment available-for-sale securities as of June 30, 2017 and September 30, 2016:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2017
Demand Deposit	$15	$—	$—	$15
Equity Mutual Fund	168	26	—	194
Corporate bond Mutual Fund	120	—	—	120
Fair value	$303	$26	$—	$329

As of September 30, 2016
Demand Deposit	$6	$—	$—	$6
Equity Mutual Fund	185	8	—	193
Corporate bond Mutual Fund	120	3	—	123
Fair value	$311	$11	$—	$322

The unrealized gains and losses as of June 30, 2017 and September 30, 2016 were recognized within AOCI. Ashland invests in highly-rated investment grade mutual funds. No other-than-temporary impairment was recognized in AOCI during the three and nine months ended June 30, 2017 and 2016.
The following table presents the investment income, realized gains and disbursements related to the investments within the portfolio for the three and nine months ended June 30, 2017 and 2016.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Investment income	$2	$2	$7	$6
Realized gains	—	—	2	—
Disbursements	(7)	(1)	(19)	(24)
Deferred compensation investments
Deferred compensation investments consist of Level 2 measurements within the fair value hierarchy which are comprised primarily of a guaranteed interest fund, a common stock index fund and an intermediate government bond fund. Gains and losses related to deferred compensation investments are immediately recognized within the Statements of Consolidated Comprehensive Income.
Derivative and hedging activities
Currency hedges
Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

recognized during the three and nine months ended June 30, 2017 and 2016 within the Statements of Consolidated Comprehensive Income.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Foreign currency derivative gain (loss)	$(1)	$(3)	$10	$1
The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2017 and September 30, 2016 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2017	2016
Foreign currency derivative assets	$14	$3
Notional contract values	842	325

Foreign currency derivative liabilities	$10	$4
Notional contract values	797	528
Net investment hedges
Since 2014, Ashland has entered into foreign currency contracts in order to manage the foreign currency exposure of the net investment in certain foreign operations. These foreign currency contracts were primarily the result of certain proceeds from the sale of Water Technologies being received in non-U.S. denominated currencies during 2014 and ongoing management of the volatility in foreign currency exchange rates. Ashland designated the foreign currency contracts as hedges of net investments in its foreign subsidiaries. As a result, Ashland records these hedges at fair value using forward rates, with the effective portion of the gain or loss reported as a component of the cumulative translation adjustment within AOCI and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. During 2017 and 2016, these foreign currency contracts were settled and for certain hedges Ashland entered into new foreign currency contracts designated as hedges of net investments in foreign subsidiaries. These settlements resulted in net gains and losses recorded within the cumulative translation adjustment within AOCI, including a net gain of $1 million and a net loss of $1 million for the three months ended June 30, 2017 and 2016, respectively, and net gains of $2 million and $6 million for the nine months June 30, 2017 and 2016, respectively.
As of June 30, 2017 and September 30, 2016, the total notional value of foreign currency contracts equaled $49 million and $94 million, respectively. The fair value of Ashland's net investment hedge assets and liabilities are calculated using forward rates. Accordingly, these instruments are deemed to be Level 2 measurements within the fair value hierarchy. Counterparties to these net investment hedges are highly rated financial institutions which Ashland believes carry only a nominal risk of nonperformance. The following table summarizes the fair value of the outstanding net investment hedge instruments as of June 30, 2017 and September 30, 2016.

		June 30	September 30
(In millions)	Consolidated balance sheet caption	2017	2016
Net investment hedge assets (a)	Accounts receivable	$—	$—
Net investment hedge liabilities (a)	Accrued expenses and other liabilities	—	1

(a)	Fair value of $0 denotes a value less than $1 million.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the change in the unrealized gain (loss) on the net investment hedge instruments recognized within the cumulative translation adjustment within AOCI during the three and nine months ended June 30, 2017 and 2016. No portion of the gain or loss was reclassified to income during the three and nine months ended June 30, 2017 and 2016. There was no hedge ineffectiveness with these instruments during the three and nine months ended June 30, 2017 and 2016.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Change in unrealized gain in AOCI (a)	$—	$—	$—	$—
Tax impact of change in unrealized gain in AOCI (a)	—	(1)	—	—

(a)	$0 denotes a value less than $1 million.
Other financial instruments
At June 30, 2017 and September 30, 2016, Ashland’s consolidated long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,616 million and $2,345 million, respectively, compared to a fair value of $2,750 million and $2,558 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.
NOTE F – INVENTORIES
Inventories are carried at the lower of cost or market.  Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals, and plastics are valued at cost using the last-in, first-out (LIFO) method.
The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2017	2016
Finished products	$381	$377
Raw materials, supplies and work in process	251	163
LIFO reserves	(1)	(1)
	$631	$539
NOTE G – GOODWILL AND OTHER INTANGIBLES
Goodwill
Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred.  This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value.  For its July 1, 2016 assessment, Ashland determined that its reporting units for the allocation of goodwill include the Specialty Ingredients reportable segment, the Composites and Intermediates and Solvents reporting units within the Performance Materials reportable segment, and the Core North America, Quick Lubes and

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

International reporting units within the Valvoline reportable segment. Subsequent to completing the distribution of Valvoline during the current quarter, Ashland performed an assessment that changed its reportable segments to Specialty Ingredients, Composites and Intermediates and Solvents. In addition, Ashland determined that the reportable segments would also be designated as reporting units. Based on the results of its goodwill impairment testing as of July 1, 2016, Ashland recorded a pre-tax goodwill impairment charge of $171 million for Intermediates and Solvents during the fourth quarter of 2016.
The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2017.

	Specialty		Intermediates
(In millions)	Ingredients	Composites	and Solvents	Total
Balance as of September 30, 2016	$1,991	$147	$—	$2,138
Acquisitions (a)	276	—	—	276
Currency translation adjustment	12	—	—	12
Balance as of June 30, 2017	$2,279	$147	$—	$2,426

(a)	Relates to the acquisition of Pharmachem during the current quarter. See Note C for more information.
Other intangible assets
Intangible assets principally consist of trademarks and trade names, intellectual property and customer relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives.  The cost of trademarks and trade names is amortized principally over 3 to 25 years, intellectual property over 5 to 25 years, and customer and supplier relationships over 3 to 24 years.
Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Intangible assets were comprised of the following as of June 30, 2017 and September 30, 2016.

	June 30, 2017
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$66	$(21)	$45
Intellectual property	735	(308)	427
Customer and supplier relationships	759	(216)	543
Total definite-lived intangible assets (a)	1,560	(545)	1,015

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,861	$(545)	$1,316

(a)	The gross carrying amount of the definite-lived intangible assets increased during the nine months ended June 30, 2017 primarily due to the acquisition of Pharmachem. See Note C for more information.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES (continued)

	September 30, 2016
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$40	$(19)	$21
Intellectual property	667	(273)	394
Customer relationships	543	(198)	345
Total definite-lived intangible assets	1,250	(490)	760

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301
Total intangible assets	$1,551	$(490)	$1,061
Amortization expense recognized on intangible assets was $20 million and $19 million for the three months ended June 30, 2017 and 2016, respectively, and $58 million and $57 million for the nine months ended June 30, 2017 and 2016, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Estimated amortization expense for future periods is $81 million in 2017 (includes nine months actual and three months estimated), $91 million in 2018, $87 million in 2019, $86 million in 2020 and $86 million in 2021. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.
NOTE H – DEBT
The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

	June 30	September 30
(In millions)	2017	2016
4.750% notes, due 2022	1,082	1,121
Term Loan B, due 2024	600	—
6.875% notes, due 2043	376	376
Term Loan A, due 2022	250	—
Term Loan A, due 2020	250	—
Revolving Credit Facility	128	—
Accounts receivable securitization	95	—
6.50% junior subordinated notes, due 2029	51	140
Other international loans	—	20
Medium-term notes, due 2019, interest of 9.4% at June 30, 2017	5	5
Term Loan, due 2017	—	150
3.875% notes, due 2018	—	700
Other (a)	(24)	(17)
Total debt	2,813	2,495
Short-term debt	(223)	(170)
Current portion of long-term debt	(6)	—
Long-term debt (less current portion and debt issuance cost discounts)	$2,584	$2,325

(a)	Other includes $26 million and $20 million of debt issuance cost discounts as of June 30, 2017 and September 30, 2016, respectively.
The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $2 million remaining in 2017, $6 million in 2018, $11 million in 2019, $269 million in 2020 and $56 million in 2021.
Ashland Financing Activities
2017 Credit Agreement
On May 17, 2017, in conjunction with the closing of the Pharmachem acquisition, Ashland entered into a credit agreement (the 2017 Credit Agreement) with a group of lenders. The 2017 Credit Agreement provides for (i) a $250 million three-year term loan A facility (the Three-Year TLA Facility), (ii) a $250 million five-year term loan A facility (the Five-Year TLA Facility and together with the Three-Year TLA Facility, the TLA Facilities) and (iii) a $680 million five-year revolving credit facility (including a $125 million letter of credit sublimit) (the 2017 Revolving Credit Facility). Proceeds of borrowings under the TLA Facilities were used solely to finance the acquisition of Pharmachem, and the proceeds of the 2017 Revolving Credit Facility were used to finance, in part, the acquisition of Pharmachem and to refinance the 2015 Senior Credit Agreement. On May 19, 2017, Ashland entered into Amendment No. 1 to the 2017 Credit Agreement, which increased the aggregate commitments under the 2017 Revolving Credit Facility from $680 million to $800 million.
At Ashland’s option, loans issued under the 2017 Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.375% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.500% annum), based upon Ashland’s secured facilities ratings or the consolidated net leverage ratio (as defined in the 2017 Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, Ashland will initially be required to pay fees of 0.25% per annum on the daily unused amount of the 2017 Revolving

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

Credit Facility through and including the date of delivery of a compliance certificate, and thereafter the fee rate will fluctuate between 0.175% and 0.40% per annum, based upon the Ashland’s secured facilities rating or the consolidated net leverage ratio (whichever yields a lower applicable rate). The TLA Facilities may be prepaid at any time without premium. The Three-Year TLA Facility will not amortize and will be due on May 17, 2020.  The Five-Year TLA Facility will not amortize in each of the first, second and third years and will amortize at a rate of 20% per annum in each of the fourth and fifth years (payable in equal quarterly installments), with the outstanding balance of the Five-Year TLA Facility to be paid on May 17, 2022.
On June 14, 2017, Ashland entered into Amendment No. 2 to the 2017 Credit Agreement, which provides for a new $600 million seven-year senior secured term loan B facility (the 2017 TLB Facility). At Ashland’s option, loans issued under the 2017 TLB Facility will bear interest at either (x) LIBOR plus 2.00% per annum or (y) an alternate base rate plus 1.00% per annum. The 2017 TLB Facility may be prepaid at any time, subject to a prepayment premium if the prepayment is made on or prior to December 14, 2017 in connection with a Repricing Transaction (as defined in the 2017 Credit Agreement). The 2017 TLB Facility will amortize at a rate of 1.00% per annum (payable in equal quarterly installments) with the outstanding balance to be paid on May 17, 2024.
Ashland incurred $15 million of new debt issuance costs in connection with the 2017 Credit Agreement, of which $2 million was recognized immediately during the three and nine months ended June 30, 2017 within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. The remaining balance is amortized using the effective interest method. Additionally, as a result of the termination of the 2015 Senior Credit Facility, Ashland recognized a $5 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income.
The credit facilities under the 2017 Credit Agreement are guaranteed by Ashland Global Holdings Inc., Ashland Chemco Inc. and Ashland LLC's existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries) and are secured by a first-priority security interest in substantially all of the personal property assets of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The guarantees by Ashland’s subsidiaries and pledge of security interests by such guarantors may, at Ashland’s option, be released upon and during the occurrence of a Collateral Release Event (as defined in the Credit Agreement).
Redemption of 3.875% notes due 2018
In connection with the 2017 TLB Facility, Ashland redeemed all of its outstanding 3.875% Senior Notes due 2018, of which approximately $659 million were outstanding. Proceeds of borrowings under the 2017 TLB Facility, together with cash on hand, were used to pay for the redemption. Ashland recognized a $13 million charge related to premiums paid and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the nine months ended June 30, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017. As previously discussed, the remaining outstanding amount of the 2018 notes was redeemed during June 2017.
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid as of June 30, 2017.
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
Remaining borrowing capacity
The borrowing capacity remaining under the 2017 Revolving Credit Facility was $620 million due to an outstanding balance of $128 million, as well as a reduction of $52 million for letters of credit outstanding at June 30, 2017. Ashland's total borrowing capacity at June 30, 2017 was $625 million, which included $5 million of available capacity from the accounts receivable securitization facility.
Covenants related to current Ashland debt agreements
Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2017, Ashland is in compliance with all debt agreement covenant restrictions.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – DEBT (continued)

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2017 Credit Agreement) is 4.50.  At June 30, 2017, Ashland’s calculation of the consolidated net leverage ratio was 4.0, which is below the maximum consolidated leverage ratio of 4.50.
The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0.  At June 30, 2017, Ashland’s calculation of the interest coverage ratio was 4.6, which exceeds the minimum required consolidated ratio of 3.0.
Guarantee of Senior Notes
Ashland Global Holdings Inc. was incorporated on May 6, 2016 as a direct wholly owned subsidiary of Ashland Inc. (now Ashland LLC) to reincorporate in Delaware and to help facilitate the separation of the Valvoline business from the specialty chemical businesses.  As a result of the Reorganization, Ashland Global Holdings Inc. replaced Ashland Inc. as the publicly held corporation, and Ashland Inc. was converted to a Kentucky limited liability company and is now an indirect, wholly owned subsidiary of Ashland Global Holdings Inc.  Ashland Global Holdings Inc. fully and unconditionally guaranteed the 3.875% notes due 2018 (which were fully repaid during the current quarter), 4.750% notes due 2022 and 6.875% notes due 2043 (collectively referred to as the Senior Notes) and has no significant independent assets or operations. For periods prior to September 30, 2016, the parent entity was Ashland LLC (formerly Ashland Inc.).
Subsequent to the final distribution of Valvoline Inc., there are no longer any significant subsidiaries of Ashland Global Holdings Inc. other than the subsidiary issuer (Ashland LLC). As a result, Ashland is no longer required to provide condensed consolidated financial information for Ashland Global Holdings Inc., Ashland LLC and all other non-guarantor subsidiaries as disclosed in previous reporting periods.
NOTE I – INCOME TAXES
Current fiscal year
Ashland’s estimated annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2017 is 9%. Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results.  The overall effective tax rate was 20% for the three months ended June 30, 2017 and was impacted by tax rates applied to certain key items, which are considered significant unusual or infrequent items, and by net unfavorable tax discrete items. These discrete items primarily related to changes in the realization of certain historic tax attributes due to the Valvoline distribution and the Pharmachem acquisition as well as tax on certain restructuring items.
The overall effective tax rate was 48% for the nine months ended June 30, 2017 and was impacted by tax rates applied to certain key items, which are considered significant unusual or infrequent items, and by net unfavorable tax discrete items primarily related to items previously noted in the current quarter, partially offset by a reversal for unrecognized tax benefits due to lapse of the statute of limitations.
Prior fiscal year
Ashland’s annual effective income tax rate used to determine income tax expense in interim financial reporting for the year ending September 30, 2016 was a benefit of 1%. The overall effective tax benefit rate was 20% for the three months ended June 30, 2016 and was primarily impacted by net tax rates applied to certain key items, which are considered significant unusual or infrequent items.
The overall effective tax benefit rate was 177% for the nine months ended June 30, 2016 and was impacted by net favorable tax discrete items primarily related to the items noted above, a favorable tax liquidation resolution, and other tax adjustments.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES

Unrecognized tax benefits
Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2017.

(In millions)
Balance at October 1, 2016	$168
Increases related to positions taken on items from prior years	6
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	12
Pharmachem acquisition	12
Lapse of the statute of limitations	(3)
Settlement of uncertain tax positions with tax authorities	(1)
Balance at June 30, 2017	$192
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
NOTE J - EMPLOYEE BENEFIT PLANS
For the nine months ended June 30, 2017, Ashland contributed $9 million to its non-qualified U.S. pension plans, all of which was related to plans transferred to Valvoline, and $8 million to its non-U.S. pension plans, of which $3 million was related to plans transferred to Valvoline. Additionally, Ashland contributed $1 million to its qualified U.S. pension plans during the nine months ended June 30, 2017. Ashland expects to make additional contributions to the non-U.S. plans of approximately $1 million during the remainder of 2017.
Plan Transfers
During September 2016, Ashland transferred a substantial portion of the largest U.S. qualified pension and non-qualified U.S. pension plans as well as certain other postretirement obligations to Valvoline Inc. As of September 30, 2016, the net pension and other postretirement plan liabilities that transferred to Valvoline Inc. totaled $886 million and are classified within the Noncurrent liabilities of discontinued operations caption of the Condensed Consolidated Balance Sheet.
Plan Amendments and Remeasurements
Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits. The effect of these plan changes resulted in a remeasurement gain of $10 million for the nine months ended June 30, 2017, of which $8 million is attributable to Valvoline and is included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income. Of the remaining $2 million, $1 million is included within cost of sales and $1 million is included within selling, general and administrative expense.
During March 2016, Ashland announced plans to amend the majority of its U.S. pension plans, with the exception of certain union plans, to freeze the accrual of pension benefits for participants. The freezing of pension benefits was effective September 30, 2016. Additionally, Ashland announced plans to reduce retiree life and medical benefits effective October 1, 2016 and January 1, 2017, respectively. The net effect of the

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

these remeasurements resulted in a loss of $23 million within the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2016, of which $5 million was included within discontinued operations. The following details the components of the remeasurement impact:

•
As a result of the remeasurement of the affected U.S. pension plans, Ashland recognized a curtailment gain of $65 million and actuarial loss of $123 million during the nine months ended June 30, 2016. Of these amounts, $12 million of the curtailment gain and $22 million of the actuarial loss were attributable to Valvoline and are included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income.

•
As a result of the remeasurement of other postretirement benefit plans, Ashland recognized a curtailment gain of $39 million and actuarial loss of $7 million during the nine months ended June 30, 2016. Of these amounts, $6 million of the curtailment gain and $1 million of the actuarial loss were attributable to Valvoline and are included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income. This remeasurement reduced the benefit obligations by $86 million.

•
Ashland was also required to remeasure a non-U.S. pension plan during the prior year quarter and as a result recognized a curtailment gain of $6 million and actuarial loss of $3 million during the nine months ended June 30, 2016.

Components of net periodic benefit costs (income)
The following table details the components of pension and other postretirement benefit costs for both continued and discontinued operations.

			Other postretirement
	Pension benefits		benefits
(In millions)	2017	2016	2017	2016
Three months ended June 30
Service cost (a)	$3	$7	$—	$—
Interest cost	12	27	—	1
Expected return on plan assets	(19)	(46)	—	—
Amortization of prior service credit (a)	—	—	(1)	(3)
	$(4)	$(12)	$(1)	$(2)

Nine months ended June 30
Service cost (a)	$8	$20	$—	$1
Interest cost	59	89	2	3
Expected return on plan assets	(97)	(141)	—	—
Amortization of prior service credit (a)	—	(1)	(7)	(11)
Curtailment gain	—	(71)	—	(39)
Actuarial (gain) loss	—	126	(10)	7
	$(30)	$22	$(15)	$(39)

(a)	Activity of $0 denote values less than $1 million.
For segment reporting purposes, service cost for continuing operations is proportionately allocated to each segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment. The service cost previously allocated to the Valvoline reportable segment is now included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income. Also, in accordance with U.S. GAAP, a portion of the other components

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – EMPLOYEE BENEFIT PLANS (continued)

of pension and other postretirement benefit costs (i.e. interest cost, expected return on assets, and amortization of prior service credit) related to Valvoline was reclassified from the Unallocated and other segment to the discontinued operations caption of the Statements of Consolidated Comprehensive Income. Net periodic benefit income of $8 million and $2 million was classified within discontinued operations for the three months ended June 30, 2017 and 2016, respectively. Excluding the impact of curtailment gains and actuarial gains and losses, net periodic benefit income of $42 million and $4 million was classified within discontinued operations during the nine months ended June 30, 2017 and 2016, respectively.
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2017	2016	2016	2015	2014
Open claims - beginning of period	57	60	60	65	65
New claims filed	2	2	2	2	2
Claims settled	(1)	—	—	—	(1)
Claims dismissed	(3)	(4)	(5)	(7)	(1)
Open claims - end of period	55	58	57	60	65
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

During the most recent annual update of this estimate completed during the June 2017 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $36 million.  Total reserves for asbestos claims were $424 million at June 30, 2017 compared to $415 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Asbestos reserve - beginning of period	$415	$409	$409	$438	$463
Reserve adjustment	36	37	37	—	4
Amounts paid	(27)	(27)	(31)	(29)	(29)
Asbestos reserve - end of period	$424	$419	$415	$409	$438
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
At June 30, 2017, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $156 million (excluding the Hercules receivable for asbestos claims), of which $4 million relates to costs previously paid.  Receivables from insurers amounted to $151 million at September 30, 2016.  During the June 2017 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $15 million increase in the receivable for probable insurance recoveries.
Ashland entered into settlement agreements totaling $5 million and $4 million with certain insurers during the nine months ended June 30, 2017 and 2016, respectively, which resulted in a reduction of the Ashland insurance receivable within the Condensed Consolidated Balance Sheets by the same amount. During the nine months ended June 30, 2017 and 2016, Ashland placed $2 million and $4 million, respectively, of the settlement funds into the renewable annual trust.
A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Insurance receivable - beginning of period	$151	$150	$150	$402	$408
Receivable adjustment	15	16	16	(3)	22
Insurance settlement	(5)	(4)	(4)	(227)	—
Amounts collected	(5)	(10)	(11)	(22)	(28)
Insurance receivable - end of period	$156	$152	$151	$150	$402

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2017	2016	2016	2015	2014
Open claims - beginning of period	15	20	20	21	21
New claims filed	1	1	1	1	1
Claims dismissed	(4)	(5)	(6)	(2)	(1)
Open claims - end of period	12	16	15	20	21
Hercules asbestos-related liability
From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of HR&A.  As a result of the most recent annual update of this estimate, completed during the June 2017 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $16 million.  Total reserves for asbestos claims were $328 million at June 30, 2017 compared to $321 million at September 30, 2016.
A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Asbestos reserve - beginning of period	$321	$311	$311	$329	$342
Reserve adjustment	16	25	25	4	10
Amounts paid	(9)	(10)	(15)	(22)	(23)
Asbestos reserve - end of period	$328	$326	$321	$311	$329
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
As of June 30, 2017 and September 30, 2016, the receivables from insurers amounted to $68 million and $63 million, respectively. During the June 2017 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $5 million increase in the receivable for probable insurance recoveries.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2017	2016	2016	2015	2014
Insurance receivable - beginning of period	$63	$56	$56	$77	$75
Receivable adjustment	5	7	7	1	3
Insurance settlement	—	—	—	(22)	—
Amounts collected	—	—	—	—	(1)
Insurance receivable - end of period	$68	$63	$63	$56	$77
Asbestos litigation cost projection
Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $660 million for the Ashland asbestos-related litigation (current reserve of $424 million) and approximately $510 million for the Hercules asbestos-related litigation (current reserve of $328 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.
Environmental remediation and asset retirement obligations
Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At June 30, 2017, such locations included 82 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 126 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 61 are being actively remediated.
Ashland’s reserves for environmental remediation and related environmental litigation amounted to $173 million at June 30, 2017 compared to $177 million at September 30, 2016, of which $129 million at June 30, 2017 and $134 million at September 30, 2016 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2017 and 2016.

	Nine months ended
	June 30
(In millions)	2017	2016
Reserve - beginning of period	$177	$186
Disbursements	(22)	(32)
Revised obligation estimates and accretion	18	32
Reserve - end of period	$173	$186
The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At June 30, 2017 and September 30, 2016, Ashland’s recorded receivable for these probable insurance recoveries was $15 million and $23 million, respectively, of which $14 million and $15 million at June 30, 2017 and September 30, 2016, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.
Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income are presented in the following table for the three and nine months ended June 30, 2017 and 2016.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Environmental expense	$11	$17	$16	$30
Accretion	2	1	2	2
Legal expense	1	1	6	6
Total expense	14	19	24	38

Insurance receivable	(2)	(2)	(2)	(3)
Total expense, net of receivable activity (a)	$12	$17	$22	$35

(a)
Net expense of $1 million and $3 million for the three and nine months ended June 30, 2017, respectively, and $1 million and $2 million for the three and nine months ended June 30, 2016, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES (continued)

environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $420 million.  The largest reserve for any site is approximately 15% of the remediation reserve.
Other legal proceedings and claims
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2017 and September 30, 2016.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2017.
NOTE L - EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland.  Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 1.4 million and 1.2 million at June 30, 2017 and 2016, respectively.  Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data)	2017	2016	2017	2016
Numerator
Numerator for basic and diluted EPS –
Income (loss) from continuing operations	$(16)	$24	$(53)	$61
Denominator
Denominator for basic EPS – Weighted-average
common shares outstanding	62	62	62	63
Share-based awards convertible to common shares (a)	—	1	—	1
Denominator for diluted EPS – Adjusted weighted-
average shares and assumed conversions	62	63	62	64

EPS from continuing operations attributable
to Ashland
Basic	$(0.26)	$0.39	$(0.85)	$0.97
Diluted	(0.26)	0.38	(0.85)	0.95

(a)
As a result of the loss from continuing operations attributable to Ashland during the three and nine months ended June 30, 2017, the effect of the share-based awards convertible to common shares would be antidilutive. As such, they have been excluded from the diluted EPS calculation.

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
Stockholder dividends
In May 2017, after the final distribution of Valvoline Inc.'s common stock, the Board of Directors of Ashland announced a quarterly cash dividend of 22.5 cents per share to eligible shareholders at record. This represents a reduction from the previous quarterly dividend of 39 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2017 and each quarter of fiscal 2016. When combined with Valvoline Inc.'s most recent dividend, the total cash returned to shareholders of both companies is approximately equal to what Ashland paid prior to the separation.
Accumulated other comprehensive income (loss)
Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income are presented below, before tax and net of tax effects.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – EQUITY ITEMS (continued)

	2017			2016
		Tax			Tax
	Before	(expense)	Net of	Before	(expense)	Net of
(In millions)	tax	benefit	tax	tax	benefit	tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$107	$(2)	$105	$(45)	$(1)	$(46)
Pension and postretirement obligation adjustment:
Amortization of unrecognized prior service
credits included in net income (a)	(1)	1	—	(3)	3	—
Net change in available-for-sale securities:
Unrealized gain during period	6	(2)	4	7	(3)	4
Total other comprehensive income (loss)	$112	$(3)	$109	$(41)	$(1)	$(42)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$15	$4	$19	$(27)	$1	$(26)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service credit	—	—	—	86	(31)	55
Amortization of unrecognized prior service
credits included in net income (a)	(7)	3	(4)	(52)	18	(34)
Net change in available-for-sale securities:
Unrealized gain during period	15	(4)	11	21	(8)	13
Reclassification adjustment for gains
included in net income	(2)	1	(1)	—	—	—
Total other comprehensive income	$21	$4	$25	$28	$(20)	$8

(a)
Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

As discussed in the table above, certain pension and postretirement costs (income) are amortized from accumulated other comprehensive income (loss) and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed within. During the nine months ended June 30, 2016, the amortization of unrecognized prior service credits included the impact of the pension and other postretirement plan remeasurements of $40 million. See Note J for more information.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Cost of sales	$—	$(1)	$—	$(18)
Selling, general and administrative expense	—	(1)	—	(26)
Discontinued operations	(1)	(1)	(7)	(8)
Total amortization of unrecognized prior service credits	$(1)	$(3)	$(7)	$(52)

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock-settled SARs, performance share awards or nonvested stock awards.  Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland.  Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.  Stock-based compensation expense was $9 million and $7 million for the three months ended June 30, 2017 and 2016, respectively, and $26 million and $25 million for the nine months ended June 30, 2017 and 2016, respectively. Of these amounts, $1 million and $5 million of expense related to Valvoline and was included within discontinued operations during the three and nine months ended June 30, 2017, respectively. Stock-based compensation expense during the three months ended June 30, 2017 included cash-settled nonvested stock awards expense of $2 million and cash-settled performance units expense of $1 million. Stock-based compensation expense during the nine months ended June 30, 2017 included cash-settled nonvested stock awards expense of $4 million and cash-settled performance units expense of $3 million, while the nine months ended June 30, 2016 included $2 million of expense for cash-settled nonvested stock awards.
Conversion of Equity Awards Outstanding from Valvoline Distribution
On May 12, 2017, the date of the final distribution of Valvoline common stock, certain of Ashland's outstanding equity awards held by Valvoline Inc. employees were converted to equivalent equity awards, as applicable, with respect to Valvoline Inc.’s common stock. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions, as the existing Ashland equity awards had at the time of conversion. Ashland transferred all Valvoline awards and will not incur any future compensation cost related to the conversion of Ashland equity awards held by Valvoline Inc. employees and directors in connection with the final Valvoline Inc. distribution.
Additionally, in connection with this transaction, Ashland proportionately adjusted the number and exercise prices of SARS, nonvested stock awards and performance awards granted to Ashland employees and directors that were outstanding at the time of this transaction to maintain the approximate aggregate intrinsic value of such awards. To calculate the exchange ratio for all outstanding stock based compensation awards, Ashland utilized a 10-day volume weighted average stock price (VWAP), using the 10 consecutive trading days following the distribution. The ratio used to adjust these awards differs slightly from the exchange ratio that would have resulted had the ratio been calculated based on Ashland's stock price immediately following the transaction.
On the date of the final distribution and in accordance with U.S. GAAP, Ashland reassessed all outstanding equity awards to determine if additional compensation expense had been incurred due to the transaction causing a modification to the outstanding equity awards. The additional stock compensation expense as a result of this modification and assessment performed during the current quarter for all outstanding equity awards was not significant.
SARs
SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten years and one month after the date of grant. No SARs were granted for the three months ended June 30, 2017 and 2016. SARs granted for the nine months ended June 30, 2017 and 2016 were 0.4 million. As of June 30, 2017, there was $7 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – STOCK INCENTIVE PLANS (continued)

developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.
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
Executive performance incentive and retention program
During 2016, certain executives were granted 0.3 million performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation. At June 30, 2017, total nonvested shares outstanding, assuming vesting at the 100% performance level, are 0.4 million shares, which includes forfeitures and the cumulative value of forfeitable dividends. The expense associated with these awards was contingent upon the completion of the full separation of Valvoline which occurred May 12, 2017, as discussed further in Note B. At this date, expense recognition was started and resulted in $1 million of expense for the current quarter. As of June 30, 2017, there was $11 million of total unrecognized compensation costs related to these awards.
Cash-settled nonvested stock awards
Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $2 million and $4 million during the three and nine months ended June 30, 2017, respectively, and zero and $2 million during the three and nine months ended June 30, 2016, respectively.
Summary
Total nonvested stock awards granted were zero and 7,000 for the three months ended June 30, 2017 and 2016, respectively, and 83,690 and 99,850 for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $17 million of total unrecognized compensation costs related to nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 1.8 years.
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
Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. No performance shares/units were granted during the three months ended June 30, 2017 and 2016. Performance shares/units granted for the nine months ended June 30, 2017 and 2016 were 0.1 million. As of June 30, 2017, there was $10 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 1.9 years.
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
New Reportable Segments
Subsequent to completing the distribution of Valvoline Inc. during the current quarter, Ashland's operations are now managed by the chief operating decision maker within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. As a result, the financial information for the new reportable segments (Composites and Intermediates and Solvents) has been disclosed for all periods presented. In previous periods, Composites and Intermediates and Solvents were reporting units included within the Ashland Performance Materials reportable segment.
Reportable segment business descriptions
Specialty Ingredients is a global leader in cellulose ethers, vinyl pyrrolidones and biofunctionals. It offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Specialty Ingredients uses natural, synthetic and semisynthetic polymers derived from cellulose ethers, vinyl pyrrolidones, acrylic polymers, polyester and polyurethane-based adhesives, and plant and seed extract. Specialty Ingredients includes two divisions, Consumer Specialties and Industrial Specialties, that offer comprehensive and innovative solutions for today’s demanding consumer and industrial applications. Key customers include: pharmaceutical companies; makers of personal care products, food and beverages; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies. On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem Laboratories, Inc. (Pharmachem), a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. With 14 manufacturing facilities in the United States and Mexico, New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products. See Note C for more information.
Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gel coats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  The

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and paper sizing.
Intermediates and Solvents is a leading producer of 1,4 butanediol (BDO) and related derivatives, including tetrahydrofuran and n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, construction, and active pharmaceutical ingredient manufacture. Butanediol is also supplied to Ashland’s Specialty Ingredients business for use as a raw material.
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
The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – REPORTABLE SEGMENT INFORMATION (continued)

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2017	2016	2017	2016
SALES
Specialty Ingredients	$591	$552	$1,617	$1,557
Composites	209	174	561	508
Intermediates and Solvents	70	64	202	200
	$870	$790	$2,380	$2,265
OPERATING INCOME (LOSS)
Specialty Ingredients	$58	$66	$172	$169
Composites	22	17	50	55
Intermediates and Solvents	2	(1)	(8)	5
Unallocated and other	(45)	(25)	(106)	(85)
	$37	$57	$108	$144

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology.  In addition, Ashland may from time to time make forward-looking statements in its annual reports, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make, including the acquisition of Pharmachem (including the possibility that  Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt);  the potential that Ashland does not realize all of the expected benefits of the separation of its Valvoline business; and severe weather, natural disasters, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters). Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.  Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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
BUSINESS OVERVIEW
Ashland profile
Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, automotive, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 7,000 employees worldwide, Ashland serves customers in more than 100 countries.
Ashland’s sales generated outside of North America were 60% and 61% for the nine months ended June 30, 2017 and 2016, respectively.  Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2017	2016	2017	2016
North America (a)	41%	40%	40%	39%
Europe	33%	34%	32%	34%
Asia Pacific	18%	18%	19%	18%
Latin America & other	8%	8%	9%	9%
	100%	100%	100%	100%

(a)Ashland includes only U.S. and Canada in its North America designation.
Reportable segments
Subsequent to completing the separation of Valvoline Inc. during the current quarter, Ashland's businesses are now managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. In previous periods, Composites and Intermediates and Solvents were included in the Ashland Performance Materials reportable segment. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 59.
The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2017	2016	2017	2016
Specialty Ingredients	68%	70%	68%	69%
Composites	24%	22%	24%	22%
Intermediates and Solvents	8%	8%	8%	9%
	100%	100%	100%	100%

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS
The following recent transactions and operational decisions had an impact on Ashland’s current and future cash flows, results of operations and financial position.
Ashland Separation of Valvoline
On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland (now known as Ashland Global Holdings Inc.) and Valvoline Inc. The initial step of the separation, the initial public offering (IPO) of Valvoline Inc., closed on September 28, 2016. As discussed further within the Final Separation section of this Note, Ashland completed the distribution of its remaining shares in Valvoline Inc. on May 12, 2017. The new Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets. Key markets and applications include pharmaceutical, personal care, food and beverage, architectural coatings, adhesives, automotive, construction and energy.
After completing the IPO on September 28, 2016 and before the distribution of its remaining shares on May 12, 2017, Ashland owned 170 million shares of Valvoline Inc.’s common stock which represented approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. As a result, Ashland continued to consolidate Valvoline within the Condensed Consolidated Financial Statements up until the distribution of the remaining shares. The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17% as of September 30, 2016, was presented separately as noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets. The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statements of Consolidated Comprehensive Income.
Ashland recognized separation costs of $28 million for each of the three months ended June 30, 2017 and 2016, and $82 million and $46 million for the nine months ended June 30, 2017 and 2016, respectively, which are primarily related to transaction and legal fees. Of these amounts, $13 million of separation costs directly related to Valvoline and were included within the discontinued operations caption of the Statement of Consolidated Comprehensive Income for the nine months ended June 30, 2017. Otherwise, separation costs are recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
Final Separation
Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. as a pro rata dividend on shares of Ashland common stock outstanding at the close of business on the record date of May 5, 2017. Based on the shares of Ashland common stock outstanding as of May 5, 2017, the record date for the distribution, each share of Ashland common stock received 2.745338 shares of Valvoline common stock in the distribution. The distribution was recorded at the carrying amount of Valvoline Inc.'s net assets which was a deficit of $187 million as of May 12, 2017.
A Tax Matters Agreement between Ashland and Valvoline Inc. governs the rights and obligations after the spin-off regarding certain income taxes and other taxes, including certain tax liabilities and benefits, attributes, returns and contests.
Valvoline met the criteria to qualify as a discontinued operation and accordingly, its assets, liabilities, operating results and cash flows have been classified as discontinued operations within the Condensed Consolidated Financial Statements. See Note D for more information.
Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income that were previously allocated to the Valvoline reportable segment do not qualify for classification within discontinued operations and continued to be reported as selling,

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $6 million and $17 million for the three and nine months ended June 30, 2016, respectively.
Ashland entered into an agreement in September 2016 for an approximate two year period that provides certain transition services to Valvoline Inc. During the three and nine months ended June 30, 2017, Ashland recognized income for transition service fees of $1 million and $10 million, respectively, which offset costs within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. Likewise, Valvoline Inc. provides certain transition services to Ashland as deemed necessary. During the three and nine months ended June 30, 2017, Ashland recognized expense for transition service fees of $1 million and $4 million, respectively, which are included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
New Reportable Segments
Subsequent to completing the distribution of Valvoline Inc. during the current quarter, Ashland's operations are now managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. In previous periods, Composites and Intermediates and Solvents were reporting units included within the Ashland Performance Materials reportable segment.
Pharmachem Acquisition
Background
On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem Laboratories, Inc. (Pharmachem), a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. With annual revenues of approximately $300 million and 14 manufacturing facilities in the United States and Mexico, New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products.  Ashland has included Pharmachem within the Specialty Ingredients reporting segment.
Purchase price allocation
The acquisition was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets and liabilities acquired based on respective fair values.
The all-cash purchase price of Pharmachem was $680 million which included working capital adjustments of approximately $20 million.  Ashland incurred $5 million of transaction costs during the three and nine months ended June 30, 2017 related to the acquisition, which was recorded within the net gain (loss) on acquisitions and divestitures caption within the Statement of Consolidated Income. See Note C within the Notes to Condensed Consolidated Financial Statements for more information.
Ashland Financing Activities
2017 Credit Agreement
On May 17, 2017, in conjunction with the closing of the Pharmachem acquisition, Ashland entered into a credit agreement (the 2017 Credit Agreement) with a group of lenders. The 2017 Credit Agreement provides for (i) a $250 million three-year term loan A facility (the Three-Year TLA Facility), (ii) a $250 million five-year term loan A facility (the Five-Year TLA Facility and together with the Three-Year TLA Facility, the TLA Facilities) and (iii) a $680 million five-year revolving credit facility (including a $125 million letter of credit sublimit) (the 2017 Revolving Credit Facility). Proceeds of borrowings under the TLA Facilities were used solely to finance the acquisition of Pharmachem, and the proceeds of the 2017 Revolving Credit Facility were used to finance, in part, the acquisition of Pharmachem and to refinance the 2015 Senior Credit Agreement. On May

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

19, 2017, Ashland entered into Amendment No. 1 to the 2017 Credit Agreement, which increased the aggregate commitments under the 2017 Revolving Credit Facility from $680 million to $800 million.
At Ashland’s option, loans issued under the 2017 Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.375% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.500% annum), based upon Ashland’s secured facilities ratings or the consolidated net leverage ratio (as defined in the 2017 Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, Ashland will initially be required to pay fees of 0.25% per annum on the daily unused amount of the 2017 Revolving Credit Facility through and including the date of delivery of a compliance certificate, and thereafter the fee rate will fluctuate between 0.175% and 0.40% per annum, based upon the Ashland’s secured facilities rating or the consolidated net leverage ratio (whichever yields a lower applicable rate). The TLA Facilities may be prepaid at any time without premium. The Three-Year TLA Facility will not amortize and will be due on May 17, 2020.  The Five-Year TLA Facility will not amortize in each of the first, second and third years and will amortize at a rate of 20% per annum in each of the fourth and fifth years (payable in equal quarterly installments), with the outstanding balance of the Five-Year TLA Facility to be paid on May 17, 2022.
On June 14, 2017, Ashland entered into Amendment No. 2 to the 2017 Credit Agreement, which provides for a new $600 million seven-year senior secured term loan B facility (the 2017 TLB Facility). At Ashland’s option, loans issued under the 2017 TLB Facility will bear interest at either (x) LIBOR plus 2.00% per annum or (y) an alternate base rate plus 1.00% per annum. The 2017 TLB Facility may be prepaid at any time, subject to a prepayment premium if the prepayment is made on or prior to December 14, 2017 in connection with a Repricing Transaction (as defined in the 2017 Credit Agreement). The 2017 TLB Facility will amortize at a rate of 1.00% per annum (payable in equal quarterly installments) with the outstanding balance to be paid on May 17, 2024.
Ashland incurred $15 million of new debt issuance costs in connection with the 2017 Credit Agreement, of which $2 million was recognized immediately during the three and nine months ended June 30, 2017 within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. The remaining balance is amortized using the effective interest method. Additionally, as a result of the termination of the 2015 Senior Credit Facility, Ashland recognized a $5 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income.
The credit facilities under the 2017 Credit Agreement are guaranteed by Ashland Global Holdings Inc., Ashland Chemco Inc. and Ashland LLC's existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries) and are secured by a first-priority security interest in substantially all of the personal property assets of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The guarantees by Ashland’s subsidiaries and pledge of security interests by such guarantors may, at Ashland’s option, be released upon and during the occurrence of a Collateral Release Event (as defined in the Credit Agreement).
Redemption of 3.875% notes due 2018
In connection with the 2017 TLB Facility, Ashland redeemed all of its outstanding 3.875% Senior Notes due 2018, of which approximately $659 million were outstanding. Proceeds of borrowings under the 2017 TLB Facility, together with cash on hand, were used to pay for the redemption. Ashland recognized a $13 million

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

charge related to premiums paid and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2017.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the nine months ended June 30, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017. As previously discussed, the remaining outstanding amount of the 2018 notes was redeemed during June 2017.
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid as of June 30, 2017.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

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
These non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2017 Credit Agreement are based on similar non-GAAP measures and are defined further in the sections that reference this metric.
In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation tables on pages 52 and 53 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans.) Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see the MD&A - Critical Accounting Policies - Employee benefit obligations and Note N of the Notes to Consolidated Financial Statements within the 2016 Form 10-K.
Consolidated review
Net income
Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.
Current Quarter - Key financial results for the three months ended June 30, 2017 and 2016 included the following:

•
Ashland’s net income (loss) attributable to Ashland amounted to a loss of $33 million and income of $71 million for the three months ended June 30, 2017 and 2016, respectively, or a loss of $0.54 and income of $1.13 diluted earnings per share, respectively.

•
Ashland’s net income attributable to noncontrolling interest amounted to $3 million for the three months ended June 30, 2017 and reflects the noncontrolling interest of Valvoline Inc. before the final distribution occurred on May 12, 2017.

•
Discontinued operations, which are reported net of taxes, resulted in a loss of $14 million and income of $47 million during three months ended June 30, 2017 and 2016, respectively.  The activity within discontinued operations primarily includes the results of Valvoline Inc. and updates to the asbestos liability and receivable models.

•
Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to a loss of $16 million and income of $24 million for the three months ended June 30, 2017 and 2016, respectively.

•	The effective income tax rate was 20% and a benefit of 20% for the three months ended June 30, 2017 and 2016, and was impacted by certain discrete items in both the current and prior year quarters.

•	Ashland incurred pretax net interest and other financing expense of $51 million and $40 million for the three months ended June 30, 2017 and 2016, respectively.

•	Operating income was $37 million and $57 million for the three months ended June 30, 2017 and 2016, respectively.
Year-to-Date - Key financial results for the nine months ended June 30, 2017 and 2016 included the following:

•
Ashland’s net income attributable to Ashland amounted to $58 million and $247 million for the nine months ended June 30, 2017 and 2016, respectively, or $0.93 and $3.87 diluted earnings per share, respectively.

•
Ashland’s net income attributable to noncontrolling interest amounted to $27 million for the nine months ended June 30, 2017 and reflects the noncontrolling interest of Valvoline Inc. before the final distribution occurred on May 12, 2017.

•	Discontinued operations, which are reported net of taxes, resulted in income of $138 million and $186 million during the nine months ended June 30, 2017 and 2016, respectively. The activity within

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

discontinued operations primarily includes the results of Valvoline Inc. as well as updates to the asbestos liability and receivable models.

•
Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to a loss of $53 million and income of $61 million for the nine months ended June 30, 2017 and 2016, respectively.

•
The effective income tax rate was 48% and a benefit of 177% for the nine months ended June 30, 2017 and 2016, respectively, and was impacted by certain discrete items in both the current and prior year periods.

•
Ashland incurred pretax net interest and other financing expense of $203 million and $125 million for the nine months ended June 30, 2017 and 2016, respectively. The current period was impacted by $92 million of net charges associated with current period debt financing activity.

•	Operating income was $108 million and $144 million for the nine months ended June 30, 2017 and 2016, respectively.
For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income caption review analysis.
Operating income
Current Quarter - Operating income amounted to $37 million and $57 million for the three months ended June 30, 2017 and 2016, respectively. The current and prior year quarters' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. These key items are summarized as follows:
•Separation, restructuring and other costs, net, include the following:

◦
$28 million of costs related to the separation of Valvoline during each of the three months ended June 30, 2017 and 2016 (which included $1 million of accelerated depreciation during the three months ended June 30, 2016);

◦	$13 million of restructuring charges for a plant closure during the three months ended June 30, 2017 (which included $11 million of accelerated depreciation);

◦	$1 million of integration costs related to the acquisition of Pharmachem for the three months ended June 30, 2017;

◦	$4 million of restructuring charges related to the exit from a toller agreement and restructuring of a manufacturing facility during the three months ended June 30, 2016;

•	$9 million and $15 million of environmental reserve charges related to previously divested businesses during the three months ended June 30, 2017 and 2016, respectively;

•	$6 million of a net loss on acquisitions and divestitures during the three months ended June 30, 2017;

•	$1 million of noncash charges related to the fair value assessment of inventory acquired from Pharmachem at the date of acquisition; and

•	$11 million and $5 million of income related to a legacy benefit for former directors and a customer claim adjustment, respectively, during the three months ended June 30, 2016.
Operating income for the three months ended June 30, 2017 and 2016 included depreciation and amortization of $72 million and $76 million, respectively (which excluded accelerated depreciation of $11 million and $1 million for the three months ended June 30, 2017 and 2016, respectively). EBITDA totaled $89 million and $183 million for the three months ended June 30, 2017 and 2016, respectively. EBITDA and Adjusted EBITDA

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items and the impact of Ashland's noncontrolling interest in Valvoline Inc.

	Three months ended
	June 30
(In millions)	2017	2016
Net income (loss)	$(30)	$71
Income tax benefit	(4)	(4)
Net interest and other financing expense	51	40
Depreciation and amortization (a)	72	76
EBITDA	89	183
Loss (income) from discontinued operations (net of tax)	14	(47)
Separation, restructuring and other costs, net	31	31
Environmental reserve adjustment	9	15
Benefit adjustment	—	(11)
Customer claim adjustment	—	(5)
Accelerated depreciation	11	1
Net loss on acquisitions and divestitures	6	—
Inventory fair value adjustment	1	—
Adjusted EBITDA (b)	$161	$167

(a)	Excludes $11 million and $1 million of accelerated depreciation three months ended June 30, 2017 and 2016, respectively.

(b)
Includes $3 million of expense and $12 million of income during the three months ended June 30, 2017 and 2016, respectively, related to net periodic pension and other postretirement costs (income) recognized ratably through the fiscal year. These amounts are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note J of the Notes to Condensed Consolidated Financial Statements.

Year-to-Date - Operating income amounted to $108 million and $144 million for the nine months ended June 30, 2017 and 2016, respectively. The current and prior year periods' operating income include certain key items that are excluded to arrive at Adjusted EBITDA. In addition to the key items within the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:
•Separation, restructuring and other costs, net, include the following additional key items:

◦
an additional $41 million, including $1 million of accelerated depreciation, and $18 million of costs related to the separation of Valvoline during the nine months ended June 30, 2017 and 2016, respectively;

◦
additional adjustments related to a restructuring plan within an existing manufacturing facility of a $5 million reversal of the previous severance accrual and $4 million of accelerated depreciation during the nine months ended June 30, 2016;

◦	$4 million of restructuring charges related to office buildings during the nine months ended June 30, 2016;

•
a $2 million remeasurement gain associated with the discontinuation of certain post-employment health and life insurance benefits during the nine months ended June 30, 2017 and $18 million of pension and other postretirement plan remeasurement losses during the nine months ended June 30, 2016, representing the net impact of a curtailment gain of $92 million related to the current period plan amendments and a $110 million actuarial loss due to changes in discount rates and asset values; and

•	additional charges for legal reserves of $15 million during the nine months ended June 30, 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2017	2016
Net income	$85	$247
Income tax benefit	(49)	(39)
Net interest and other financing expense	203	125
Depreciation and amortization (a)	206	222
EBITDA	445	555
Income from discontinued operations (net of tax)	(138)	(186)
Separation, restructuring and other costs, net	71	48
Environmental reserve adjustment	9	15
Legacy benefit for former directors	—	(11)
Customer claim adjustment	—	(5)
Loss (gain) on pension and other postretirement plan remeasurements	(2)	18
Legal reserve	5	15
Accelerated depreciation	12	5
Net loss on acquisitions and divestitures	6	—
Inventory fair value adjustment	1	—
Adjusted EBITDA (b)	$409	$454

(a)	Excludes $12 million and $5 million of accelerated depreciation for the nine months ended June 30, 2017 and 2016, respectively.

(b)
Includes $7 million of expense and $36 million of income during the nine months ended June 30, 2017 and 2016, respectively, related to net periodic pension and other postretirement costs (income) recognized ratably through the fiscal year. These amounts are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and is disclosed in further detail in Note J of the Notes to Condensed Consolidated Financial Statements.

Statements of Consolidated Comprehensive Income – caption review
A comparative analysis of the Statements of Consolidated Comprehensive Income by caption is provided as follows for the three and nine months ended June 30, 2017 and 2016.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Sales	$870	$790	$80	$2,380	$2,265	$115
The following table provides a reconciliation of the change in sales between the three and nine months ended June 30, 2017 and 2016.

	Three months ended	Nine months ended
(In millions)	June 30, 2017	June 30, 2017
Volume	$26	$107
Pricing	30	17
Product mix	(7)	(25)
Currency exchange	(8)	(22)
Acquisitions and divestitures	39	38
Change in sales	$80	$115
Current Quarter - Sales for the current quarter increased $80 million compared to the prior year quarter. The acquisition of Pharmachem within the Specialty Ingredients reportable segment increased sales by $36 million while the net impact of other acquisitions and divestitures increased sales by $3 million. Improved volume

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

increased sales by $26 million, or 3%, while higher pricing increased sales by $30 million. Unfavorable foreign currency exchange decreased sales by $8 million and product mix decreased sales by $7 million.
Year-to-Date - Sales for the current period increased $115 million compared to the prior year period. The acquisition of Pharmachem within the Specialty Ingredients reportable segment increased sales by $36 million while the net impact of other acquisitions and divestitures increased sales by $2 million. Improved volume increased sales by $107 million, or 5%, while higher pricing increased sales by $17 million. Changes in product mix decreased sales by $25 million and unfavorable foreign currency exchange decreased sales by 22 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$635	$554	$81	$1,727	$1,581	$146
Gross profit as a percent of sales	27.0%	29.9%		27.4%	30.2%
Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, net losses or gains on pension and other postretirement benefit plan remeasurements, and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and nine months ended June 30, 2017 and 2016.

	Three months ended	Nine months ended
(In millions)	June 30, 2017	June 30, 2017
Changes in:
Volume	$17	$76
Production costs	28	50
Acquisitions and divestitures	28	28
Currency exchange	(5)	(15)
Product mix	(8)	(21)
Customer claim	5	5
Pension and other postretirement benefit plans expense (income)
(including remeasurements)	7	12
Severance and other restructuring costs
(including accelerated depreciation)	9	11
Change in cost of sales	$81	$146
Current Quarter - Cost of sales for the current quarter increased $81 million compared to the prior year quarter. The Pharmachem acquisition increased cost of sales by $25 million while the net impact of other acquisitions and divestitures increased cost of sales by $3 million. Unfavorable production costs and higher volumes increased cost of sales by $28 million, or 5%, and $17 million, or 3%, respectively. Changes in product mix and favorable currency exchange decreased cost of sales by $8 million and $5 million, respectively.
Pension and other postretirement net periodic income increased cost of sales by $7 million compared to the prior year quarter. The current quarter included $13 million of severance and other restructuring charges related to a plant closure (including $11 million of accelerated depreciation) while the prior year quarter included $4 million of charges related to the exit from a toller agreement and restructuring of a manufacturing facility. The prior year quarter also included income related to a customer claim adjustment of $5 million.
Year-to-Date - Cost of sales for the current period increased $146 million compared to the prior year period primarily due to higher volume, unfavorable production costs, and the net impact of the acquisitions and divestitures of certain divisions and product lines. These factors increased cost of sales by $76 million, or 5%,

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

$50 million, or 3%, and $28 million, or 2%, respectively. Changes in product mix and favorable foreign currency exchanged decreased cost of sales by $21 million and $15 million, respectively.
Pension and other postretirement net periodic income increased cost of sales by $12 million compared to the prior year period. The current period included $13 million of severance and other restructuring charges related to a plant closure (including $11 million of accelerated depreciation) while the prior year period included $2 million of severance and other restructuring costs. The prior year period also included income related to a customer claim adjustment of $5 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Selling, general and administrative
expense	$182	$160	$22	$493	$481	$12
As a percent of sales	20.9%	20.3%		20.7%	21.2%
Current Quarter - Selling, general and administrative expense for the current quarter increased $22 million compared to the prior year quarter with expenses as a percent of sales increasing 0.6 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$28 million of costs related to the separation of Valvoline during the current quarter compared to $28 million in the prior year quarter;

•
an increase of $10 million due to higher pension and other postretirement income in the prior year period due to the transfer of a substantial portion of the U.S. pension plans to Valvoline Inc. during September 2016;

•	$11 million and $16 million in net environmental-related expenses during the current and prior year quarter, respectively; and

•	$11 million of income related to the termination of a legacy benefit for former directors during the prior year quarter.
Year-to-Date - Selling, general and administrative expense for the current period increased $12 million compared to the prior year period with expenses as a percent of sales decreasing 0.5 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•	$69 million of costs related to the separation of Valvoline during the current period compared to $46 million in the prior year period;

•
an increase of $29 million due to higher pension and other postretirement income in the prior year period due to the transfer of a substantial portion of the U.S. pension plans to Valvoline Inc. during September 2016;

•
decreased costs of $12 million due to a post-employment remeasurement gain of $1 million during the current period and pension and other postretirement plan remeasurement losses of $11 million during the prior year period, which consisted of a curtailment gain of $53 million and an actuarial loss of $64 million;

•	$19 million and $33 million in net environmental-related expenses during the current and prior year period, respectively;

•	$5 million and $15 million charges for legal reserves during the current and prior year period, respectively;

•	$11 million of income related to the termination of a legacy benefit for former directors during the prior year period; and

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

•	$4 million of restructuring charges related to office buildings during the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Research and development expense	$20	$22	$(2)	$61	$66	$(5)
Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.
Year-to-Date - Research and development expense remained relatively consistent with the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Equity and other income
Equity income	$—	$1	$(1)	$—	$1	$(1)
Other income	4	2	2	9	6	3
	$4	$3	$1	$9	$7	$2
Current Quarter - Equity income remained relatively consistent with the prior year quarter. Other income increased $2 million primarily due to a gain on the sale of property during the current quarter.
Year-to-Date - Equity income remained relatively consistent with the prior year period. Other income increased $3 million primarily to a gain on the sale of property during the current period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Net interest and other
financing expense (income)
Interest expense	$41	$44	$(3)	$199	$131	$68
Interest income	(1)	(2)	1	(3)	(4)	1
Available-for-sale securities income	(2)	(2)	—	(9)	(6)	(3)
Other financing costs	13	—	13	16	4	12
	$51	$40	$11	$203	$125	$78
Current Quarter - Net interest and other financing expense increased $11 million during the current quarter compared to the prior year quarter. Interest expense decreased during the current quarter primarily due to lower debt levels. This decrease was partially offset by charges for debt issuance costs related to financing activity for the 2017 Credit Agreement, which included $7 million of accelerated amortization of previously capitalized debt issuance costs and $2 million of new debt issuance costs immediately recognized. The increase in other financing costs was primarily due to an $11 million charge for early redemption premium payments for the 2018 notes during the current quarter. Available-for-sale securities income of $2 million during the current and the prior year quarter represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.
Year-to-Date - Net interest and other financing expense increased $78 million during the current period compared to the prior year period. Interest expense increased during the current period primarily due to $92 million of accelerated accretion related to the December 2016 Tender Offer of the 2029 notes and charges for debt issuance costs in the current quarter as previously discussed, partially offset by a decrease in interest expense due to lower debt levels. Available-for-sale securities income of $9 million compared to $6 million in the prior year period represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Net gain (loss) on acquisitions
and divestitures
Pharmachem acquisition	$(5)	$—	$(5)	$(5)	$—	$(5)
Specialty Ingredients joint venture	(4)	—	(4)	(4)	—	(4)
Kelowna	—	2	(2)	—	2	(2)
Composites manufacturing facility	4	—	4	4	—	4
Other	(1)	1	(2)	(2)	1	(3)
	$(6)	$3	$(9)	$(7)	$3	$(10)
Current Quarter - The activity in the current quarter includes a net loss of $5 million from the acquisition of Pharmachem, a loss of $4 million recognized for the Specialty Ingredients joint venture divestiture in China and a loss of $1 million due to post-closing adjustments for the Elastomers divestiture, partially offset by a net gain of $4 million from the acquisition of a Composites manufacturing facility. The activity in the prior year quarter relates to the sale of the Kelowna plant and post-closing adjustments related to the Biocides divestitures.
Year-to-Date - In addition to the activity discussed within the Current Quarter section, the activity in the current and prior year periods primarily relate to post-closing adjustments for certain divestitures.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Income tax benefit	$(4)	$(4)	$—	$(49)	$(39)	$(10)
Effective tax rate	20%	(20)%		48%	(177)%
Current Quarter - The overall effective tax rate was 20% for the three months ended June 30, 2017 and was impacted by tax rates applied to certain key items, which are considered significant unusual or infrequent items, and by net unfavorable tax discrete items. These discrete items primarily related to changes in the realization of certain historic tax attributes due to the Valvoline distribution and the Pharmachem acquisition as well as tax on certain restructuring items.
The overall effective tax benefit rate was 20% for the three months ended June 30, 2016 and was primarily impacted by net tax rates applied to certain key items, which are considered significant unusual or infrequent items.
Year-to-Date - The overall effective tax rate was 48% for the nine months ended June 30, 2017 and was impacted by tax rates applied to certain key items, which are considered significant unusual or infrequent items, and by net unfavorable tax discrete items primarily related to items previously noted in the current quarter, partially offset by a reversal for unrecognized tax benefits due to lapse of the statute of limitations.
The overall effective tax benefit rate was 177% for the nine months ended June 30, 2016 and was impacted by net favorable tax discrete items primarily related to the items noted above, a favorable tax liquidation resolution, and other tax adjustments.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Income (loss) from discontinued
operations (net of tax)
Valvoline	$12	$73	$(61)	$161	$214	$(53)
Asbestos-related litigation	(25)	(30)	5	(25)	(30)	5
Water Technologies	(1)	4	(5)	2	2	—
	$(14)	$47	$(61)	$138	$186	$(48)
Current Quarter - As a result of the full separation of Valvoline Inc. on May 12, 2017, the operating results related to Valvoline Inc., including the operating results of the former Valvoline reportable segment, have been reflected as discontinued operations (net of tax) within the Statement of Consolidated Comprehensive Income for both the current and prior year quarters. Valvoline's sales for the current and prior year quarter included in discontinued operations were $234 million (reflective of sales until the full separation on May 12, 2017) and $500 million, respectively. Valvoline's pre-tax operating income of discontinued operations totaled $38 million during the current quarter and $118 million in the prior year quarter.
The current and prior year quarter included after-tax net adjustments to the asbestos reserves and receivables of $25 million and $30 million of expense, respectively, including the adjustments for the annual update.
Year-to-Date - Valvoline's sales for the current year and prior year period included in discontinued operations were $1,237 million and $1,435 million, respectively. Valvoline's pre-tax operating income of discontinued operations totaled $274 million during the current period compared to $329 million during the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Net income attributable to
noncontrolling interest	$3	$—	$3	$27	$—	$27
Since Ashland's ownership interest in Valvoline Inc. was approximately 83% until the final separation on May 12, 2017, the amount of net income attributable to the outside stockholders' approximately 17% noncontrolling interest in Valvoline Inc. is presented within this caption on the Statement of Consolidated Comprehensive Income for the three and nine months ended June 30, 2017.
Other comprehensive income (loss)
A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and nine months ended June 30, 2017 and 2016.

	Three months ended June 30			Nine months ended June 30
(In millions)	2017	2016	Change	2017	2016	Change
Other comprehensive income
(loss) (net of taxes)
Unrealized translation gain (loss)	$105	$(46)	$151	$19	$(26)	$45
Pension and postretirement
obligation adjustment	—	—	—	(4)	21	(25)
Net change in available-for-sale
securities	4	4	—	10	13	(3)
	$109	$(42)	$151	$25	$8	$17

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter - Total other comprehensive income, net of tax, for the current quarter increased $151 million compared to the prior year quarter as a result of the following components:

•
For the three months ended June 30, 2017, the unrealized gain from foreign currency translation adjustments was $105 million compared to a loss of $46 million for the three months ended June 30, 2016. The fluctuations in unrealized translation gains and losses is primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Gains of $4 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income during each of the three months ended June 30, 2017 and 2016.

Year-to-Date - Total other comprehensive income, net of tax, for the current period increased $17 million compared to the prior year period as a result of the following components:

•
For the nine months ended June 30, 2017, the unrealized gain from foreign currency translation adjustments was income of $19 million compared to a loss of $26 million for the nine months ended June 30, 2016. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
Pension and postretirement obligation adjustment was a loss of $4 million for the nine months ended June 30, 2017 compared to income of $21 million for the nine months ended June 30, 2016. Of these amounts, $4 million and $34 million during the current and prior year periods, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during the prior year period were included in other comprehensive income (loss) as a result of the pension and other postretirement plan remeasurements.

•
Gains of $10 million and $13 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income (loss) during the nine months ended June 30, 2017 and 2016, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW
Subsequent to completing the distribution of Valvoline Inc. during the current quarter, Ashland's operations are now managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. In previous periods, Composites and Intermediates and Solvents were reporting units included within the Ashland Performance Materials reportable segment.
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
The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable caption to the Statements of Consolidated Comprehensive Income.
The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three and nine months ended June 30, 2017 and 2016.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Sales
Specialty Ingredients	$591	$552	$1,617	$1,557
Composites	209	174	561	508
Intermediates and Solvents	70	64	202	200
	$870	$790	$2,380	$2,265
Operating income (loss)
Specialty Ingredients	$58	$66	$172	$169
Composites	22	17	50	55
Intermediates and Solvents	2	(1)	(8)	5
Unallocated and other	(45)	(25)	(106)	(85)
	$37	$57	$108	$144
Depreciation and amortization
Specialty Ingredients	$70	$61	$178	$184
Composites	5	6	16	16
Intermediates and Solvents	8	8	23	23
Unallocated and other	—	2	1	4
	$83	$77	$218	$227
Operating information
Specialty Ingredients
Sales per shipping day	$9.2	$8.6	$8.6	$8.2
Metric tons sold (thousands)	83.7	81.8	237.0	227.8
Gross profit as a percent of sales (a)	30.6%	33.2%	32.4%	33.6%
Composites
Sales per shipping day	$3.3	$2.7	$3.0	$2.7
Metric tons sold (thousands)	88.5	80.2	251.6	233.9
Gross profit as a percent of sales (a)	21.0%	23.3%	20.2%	23.6%
Intermediates and Solvents
Sales per shipping day	1.1	1.0	1.1	1.1
Metric tons sold (thousands)	34.4	34.5	109.8	103.2
Gross profit as a percent of sales (a)	14.3%	9.0%	6.7%	13.3%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.
Sales by region expressed as a percentage of reportable segment sales for the three and nine months ended June 30, 2017 and 2016 were as follows. Ashland includes only U.S. and Canada in its North American designation.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended June 30, 2017			Nine months ended June 30, 2017
Sales by Geography	Specialty Ingredients	Composites	Intermediates and Solvents	Specialty Ingredients	Composites	Intermediates and Solvents
North America	40%	48%	21%	40%	48%	22%
Europe	31%	29%	60%	30%	29%	58%
Asia Pacific	19%	15%	16%	20%	15%	17%
Latin America & other	10%	8%	3%	10%	8%	3%
	100%	100%	100%	100%	100%	100%

	Three months ended June 30, 2016			Nine months ended June 30, 2016
Sales by Geography	Specialty Ingredients	Composites	Intermediates and Solvents	Specialty Ingredients	Composites	Intermediates and Solvents
North America	39%	51%	21%	39%	50%	22%
Europe	32%	30%	61%	32%	31%	59%
Asia Pacific	19%	14%	14%	19%	13%	15%
Latin America & other	10%	5%	4%	10%	6%	4%
	100%	100%	100%	100%	100%	100%
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
On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem Laboratories, Inc. (Pharmachem), a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. With annual revenues of approximately $300 million and 14 manufacturing facilities in the United States and Mexico, New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products. See Note C within the Notes to Condensed Consolidated Financial Statements for more information.
June 2017 quarter compared to June 2016 quarter
Specialty Ingredients’ sales increased $39 million to $591 million in the current quarter. The acquisition of Pharmachem in the current quarter increased sales $36 million while a toller agreement exit decreased sales by $2 million. Improved product pricing increased sales by $6 million, or 1%, while volume and mix combined to increase sales by $5 million. In addition, unfavorable foreign currency exchange decreased sales by $6 million in the current quarter.
Gross profit during the current quarter decreased $2 million compared to the prior year quarter. The acquisition of Pharmachem in the current quarter increased gross profit by $11 million while improved volume and mix combined to increase gross profit by $5 million. These increases were offset by decreases due to a $13 million

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

restructuring charge for plant closing as well as unfavorable foreign currency exchange of $3 million and higher costs which decreased gross profit by $2 million. In total, gross profit margin during the current quarter decreased 2.6 percentage points as compared to the prior year quarter to 30.6%.
Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) increased $6 million in the current quarter as compared to the prior year quarter primarily due to additional costs related to Pharmachem’s operations.
Operating income totaled $58 million for the current quarter compared to $66 million in the prior year quarter.  Current quarter EBITDA decreased $10 million to $117 million, while Adjusted EBITDA increased $3 million to $131 million. Adjusted EBITDA margin decreased 1.0 percentage points in the current quarter to 22.2%.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Specialty Ingredients' sales increased $60 million to $1,617 million in the current period. Volume and mix combined to increase sales $40 million while improved product pricing increased sales by $3 million. The acquisition of Pharmachem in the current period increased sales $36 million while a toller agreement exit decreased sales by $3 million. In addition, unfavorable foreign currency exchange decreased sales by $16 million in the current period.
Gross profit during the current period increased $2 million compared to the prior year period. The acquisition of Pharmachem in the current period increased gross profit by $11 million while improved volume and mix combined to increase gross profit by $20 million. These increases were partially offset by decreases due to pricing and higher costs, primarily raw material costs of $8 million, unfavorable foreign currency exchange of $7 million and $14 million in plant restructuring costs. In total, gross profit margin during the current period decreased 1.2 percentage points as compared to the prior year period to 32.4%.
Selling, general and administrative expenses increased $1 million in the current period as additional costs related to Pharmachem’s operations of $5 million were partially offset by favorable foreign currency exchange of $2 million and other employee related reductions. Equity and other income (loss) increased $2 million compared to the prior year period.
Operating income totaled $172 million for the current period compared to $169 million in the prior year period. EBITDA decreased $10 million to $339 million in the current period, while Adjusted EBITDA increased to $353 million. Adjusted EBITDA margin decreased 0.6 percentage points in the current period to 21.8%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2017 and 2016 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items. The key items within the current quarter and period relate to a $13 million restructuring charge for the closure of a manufacturing plant, which included $11 million of accelerated depreciation and $2 million of severance and other restructuring costs, and $1 million for the revaluation of Pharmachem inventory during the current quarter. The prior year quarter included $4 million of restructuring charges, $2 million of environmental reserve adjustments, and $5 million of income related to a customer claim adjustment. In addition to the prior year quarter key items, the prior year period reflects a $5 million income adjustment for severance and $4 million of accelerated depreciation.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Operating income	$58	$66	$172	$169
Depreciation and amortization (a)	59	61	167	180
EBITDA	117	127	339	349
Severance and other restructuring costs	2	4	2	(1)
Environmental reserve adjustment	—	2	—	2
Accelerated depreciation	11	—	11	4
Customer claim adjustment	—	(5)	—	(5)
Inventory fair value adjustment	1	—	1	—
Adjusted EBITDA	$131	$128	$353	$349

(a)	Excludes $11 million of accelerated depreciation for the three and nine months ended June 30, 2017 and $4 million of accelerated depreciation for the nine months ended June 30, 2016.
Composites
Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gel coats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry.  The products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and paper sizing.
June 2017 quarter compared to June 2016 quarter
Composites’ sales increased $35 million to $209 million in the current quarter. Improved product pricing increased sales by $20 million, or 11%. Volume and mix increased sales by $12 million, or 7%, as metric tons sold increased to 88.5 thousand in the current quarter. The acquisition of an unsaturated polyester resins manufacturing facility in the current quarter increased sales by $5 million while unfavorable foreign currency exchange decreased sales by $2 million.
Gross profit increased $4 million in the current quarter compared to the prior year quarter. Changes in volume increased gross profit by $3 million, while the facility acquisition increased gross profit by $1 million. The effects of pricing, cost and foreign currency exchange did not impact gross profit in the current quarter. In total, gross profit margin decreased 2.3 percentage points as compared to the prior year quarter to 21.0%.
Selling, general and administrative expenses during the current quarter decreased $2 million compared to the prior year quarter, primarily due to decreases in bad debt expenses in the current quarter. Equity and other income decreased $1 million compared to the prior year quarter, primarily due to equity income.
Operating income totaled $22 million in the current quarter compared to $17 million in the prior year quarter.  EBITDA increased $4 million to $27 million in the current quarter, while EBITDA margin decreased 0.3 percentage points in the current quarter to 12.9%.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Composites' sales increased $53 million in the current period to $561 million. Volume increased sales by $34 million, or 7%, as metric tons sold increased to 251.6 thousand in the current period. Improved product pricing increased sales by $20 million, or 4% while unfavorable mix decreased sales by $3 million. The acquisition of an unsaturated polyester resins manufacturing facility in the current period increased sales by $5 million while unfavorable foreign currency exchange decreased sales by $3 million
Gross profit decreased $7 million in the current period compared to the prior year period. Pricing effects were offset by higher costs to decrease gross profit by $16 million. Higher volume and mix increased gross profit by $8 million, while the impact of the facility acquisition increased gross profit by $1 million. In total, gross profit margin decreased 3.4 percentage points as compared to the prior year period to 20.2%.
Selling, general and administrative expenses during the current period decreased $4 million compared to the prior year period, primarily due to declines in employee related costs. Equity and other income decreased $2 million compared to the prior year period, primarily due to a decline in other income.
Operating income totaled $50 million in the current period compared to $55 million in the prior year period. EBITDA decreased $5 million to $66 million in the current period. EBITDA margin decreased 2.2 percentage points in the current period to 11.8%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2017 and 2016 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Composites. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Operating income	$22	$17	$50	$55
Depreciation and amortization	5	6	16	16
EBITDA	$27	$23	$66	$71
Intermediates and Solvents
Intermediates and Solvents is a leading producer of 1,4 butanediol (BDO) and related derivatives, including tetrahydrofuran and n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, construction, and active pharmaceutical ingredient manufacture. Butanediol is also supplied to Ashland’s Specialty Ingredients business for use as a raw material.
June 2017 quarter compared to June 2016 quarter
Intermediates and Solvents’ sales increased $6 million to $70 million in the current quarter. Higher product pricing and changes in product mix increased sales by $4 million and $2 million, respectively.
Gross profit increased $3 million during the current quarter compared to the prior year quarter. Higher facility turn around costs in the prior year quarter resulted in a $2 million increase in gross profit. The impact of volume and mix increased gross profit by $1 million , while pricing and raw material costs remained unchanged. In total, gross profit margin increased 5.3 percentage points as compared to the prior year quarter to 14.3%.
Selling, general and administrative expenses was comparable to the prior year quarter.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $2 million in the current quarter as compared to $1 million of a loss in the prior year quarter.  EBITDA increased $3 million to $10 million in the current quarter, while EBITDA margin increased 3.4 percentage points during the current quarter to 14.3%.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Intermediates and Solvents’ sales increased $2 million to $202 million in the current period. Higher volume increased sales by $12 million as metric tons sold increased to 109.8 thousand. This increase was partially offset by lower product pricing and unfavorable foreign currency exchange which decreased sales by $6 million and $4 million, respectively.
Gross profit decreased $13 million during the current period compared to the prior year period. This decline was primarily due to higher raw material costs and unfavorable pricing which combined to decrease gross profit by $12 million. In total, gross profit margin decreased 6.6 percentage points as compared to the prior year period to 6.7%.
Selling, general and administrative expenses was comparable to the prior year period.
The operating loss totaled $8 million in the current period as compared to $5 million of operating income in the prior year period. EBITDA decreased $13 million to $15 million in the current period, while EBITDA margin decreased 6.6 percentage points during the current period to 7.4%.
EBITDA and Adjusted EBITDA reconciliation
The following EBITDA presentation for the three and nine months ended June 30, 2017 and 2016 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Operating income	$2	$(1)	$(8)	$5
Depreciation and amortization	8	8	23	23
EBITDA	$10	$7	$15	$28
Unallocated and other
The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three and nine months ended June 30, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2017	2016	2017	2016
Pension and other postretirement net periodic income
(excluding service cost)	$—	$17	$1	$50
Gain (loss) on pension and other postretirement
plan remeasurements	—	—	2	(18)
Restructuring activities (includes separation,
severance and stranded divestiture costs)	(31)	(37)	(79)	(80)
Environmental expense for divested businesses	(9)	(15)	(17)	(32)
Legal reserve	—	—	(5)	(15)
Other income (expense)	(5)	10	(8)	10
Total income (expense)	$(45)	$(25)	$(106)	$(85)
June 2017 quarter compared to June 2016 quarter
Unallocated and other recorded expense of $45 million and $25 million for the three months ended June 30, 2017 and 2016, respectively.  Unallocated and other includes pension and other postretirement net periodic costs and income that have not been allocated to reportable segments.  These include interest cost, expected return on assets and amortization of prior service credit as these items are considered financing activities managed at the corporate level, as opposed to service costs which are allocated to reportable segments.  The recurring pension and other postretirement components in Unallocated and other resulted in income of $17 million during the prior year quarter. The decrease in pension and other postretirement income in the current quarter is primarily due to the transfer of a substantial portion of the U.S. pension plans to Valvoline Inc. during September 2016.
The remaining unallocated items for the current quarter primarily included charges for restructuring activities of $31 million, of which $28 million related to the Valvoline separation, and $9 million for environmental reserve adjustments. The remaining unallocated items for the prior year quarter primarily included charges for restructuring activities of $37 million, of which $28 million related to the Valvoline separation, and included $15 million for environmental reserve adjustments. Additionally, $11 million of income related to the termination of a legacy benefit for former directors, partially offset by $6 million of stranded Valvoline costs.
Fiscal 2017 year-to-date compared to fiscal 2016 year-to-date
Unallocated and other recorded expense of $106 million and $85 million for the nine months ended June 30, 2017 and 2016, respectively.  Recurring pension and other postretirement components in Unallocated and other resulted in income during the current and prior year period of $1 million and $50 million, respectively. The decrease in pension and other postretirement income in the current quarter is primarily due to the transfer of a substantial portion of the U.S. pension plans to Valvoline Inc. during September 2016. The current period also included a $2 million gain on the remeasurement of certain post-employment health and life insurance benefit plans that were discontinued while the prior year period included a loss of $18 million related to pension and other postretirement plan remeasurements, which consisted of the net impact of a curtailment gain of $90 million due to the prior year quarter plan amendments and an actuarial loss of $108 million resulting from the change in discount rates and asset values. See Note J of the Notes to Condensed Consolidated Financial Statements for further discussion on the current and prior year periods' remeasurements.
The remaining unallocated items for the current period primarily included charges for restructuring activities of $79 million, of which $69 million related to the Valvoline separation, $17 million for environmental reserve adjustments, and $5 million of expense for a legal reserve. The remaining unallocated items during the prior year period included charges for restructuring activities of $80 million, of which $46 million related to the Valvoline separation, and $28 million of stranded divestiture costs, of which $17 million was related to costs

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

previously allocated to the Valvoline reportable segment. Additionally, unallocated costs in the prior year period included $32 million for environmental reserve adjustments, $15 million for a legal reserve and $11 million of income related to the termination of a legacy benefit for former directors.
FINANCIAL POSITION
Liquidity
Ashland had $492 million in cash and cash equivalents as of June 30, 2017, of which $453 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  However, if such amounts were repatriated to the United States, additional taxes would likely need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional U.S. taxes would need to be accrued.
Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2017 and 2016.

	Nine months ended
	June 30
(In millions)	2017	2016
Cash provided (used) by:
Operating activities from continuing operations	$114	$235
Investing activities from continuing operations	(779)	(103)
Financing activities from continuing operations	164	(234)
Discontinued operations	(187)	66
Effect of currency exchange rate changes on cash and cash equivalents	(8)	(6)
Net decrease in cash and cash equivalents	$(696)	$(42)
Operating activities
The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2017	2016
Cash flows provided (used) by operating activities from continuing operations
Net income	$85	$247
Income from discontinued operations (net of tax)	(138)	(186)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	218	227
Original issue discount and debt issuance cost amortization	108	9
Deferred income taxes	(4)	—
Equity income from affiliates	—	(1)
Distributions from equity affiliates	1	1
Stock based compensation expense	14	23
Loss on early retirement of debt	9	—
Gain on available-for-sale securities	(9)	(6)
Net loss (gain) on divestitures	4	(3)
Pension contributions	(6)	(24)
Loss (gain) on pension and other postretirement plan remeasurements	(2)	18
Change in operating assets and liabilities (a)	(166)	(70)
Total cash flows provided by operating activities from continuing operations	$114	$235

(a)Excludes changes resulting from operations acquired or sold.

Cash flows generated from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash inflows of $114 million and $235 million in the current and prior year periods, respectively.  The cash results during each period are primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including original issue discount and debt issuance cost amortization), losses and gains on divestitures as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses. Ashland continues to emphasize working capital management as a high priority and focus.
Changes in net working capital accounted for outflows of $88 million and $55 million for the nine months ended June 30, 2017 and 2016, respectively, and were driven by the following:

•
Accounts receivable - The current period had a cash outflow of $76 million compared to a cash inflow of $36 million during the prior year period. The cash outflow during the current period is primarily due to higher sales compared to the prior year period.

•
Inventory - The current period had a cash outflow of $16 million compared to a cash inflow of $46 million during the prior year period, which were primarily due to sales volumes and inventory management strategies.

•
Trade and other payables - The current period had a cash inflow of $4 million compared to a cash outflow of $137 million during the prior year period, which were primarily driven by seasonal fluctuations in trade payables and incentive compensation payouts from the prior year paid during the first quarter of each fiscal year.

The remaining outflows within changes in operating assets and liabilities of $78 million and $15 million in the current and prior year periods, respectively, relate primarily to adjustments to certain accruals and long term assets and liabilities as well as income taxes received and paid.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating cash flows for the current period included a loss from continuing operations of $53 million, noncash adjustments of $218 million for depreciation and amortization and $108 million for original issue discount and debt issuance cost amortization, including $92 million of accelerated accretion related to the Tender Offer of the 2029 notes and $7 million of accelerated amortization of previously capitalized debt issuance cost related to financing activity for the 2017 Credit Agreement.
Operating cash flows for the prior year period included income from continuing operations of $61 million and noncash adjustments of $227 million for depreciation and amortization, $18 million related to the losses on the pension and other postretirement plan remeasurements, and $9 million for debt issuance cost amortization.
Investing activities
The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2017 and 2016.

	Nine months ended
	June 30
(In millions)	2017	2016
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(126)	$(150)
Proceeds from disposal of property, plant and equipment	4	3
Purchase of operations - net of cash acquired	(680)	—
Proceeds from sale of operations or equity investments	4	18
Net purchase of funds restricted for specific transactions	(2)	(4)
Reimbursements from restricted investments	19	24
Purchases of available-for-sale securities	(19)	(4)
Proceeds from sales of available-for-sale securities	19	4
Proceeds from the settlement of derivative instruments	5	8
Payments for the settlement of derivative instruments	(3)	(2)
Total cash flows used by investing activities from continuing operations	$(779)	$(103)
Cash used by investing activities was $779 million and $103 million for the current and prior year periods, respectively.  The significant cash investing activities for the current period primarily related to cash outflows of $680 million for the acquisition of Pharmachem and $126 million for property additions, while the prior year period included cash outflows of $150 million for property additions. The current period also included a $19 million cash inflow for reimbursements from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement.
The prior year period also included reimbursements of $24 million from the restrictive renewable annual trust established as a result of the January 2015 asbestos insurance settlement and proceeds from the settlement of derivative instruments of $8 million.
Financing activities
The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2017 and 2016.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine months ended
	June 30
(In millions)	2017	2016
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$1,100	$—
Repayment of long-term debt	(913)	(50)
Premium on long-term debt repayment	(17)	—
Proceeds from short-term debt	69	389
Repurchase of common stock	—	(500)
Debt issuance costs	(15)	(2)
Cash dividends paid	(62)	(72)
Excess tax benefits related to share-based payments	2	1
Total cash flows provided (used) by financing activities from continuing operations	$164	$(234)
Cash generated by financing activities was $164 million for the current period as compared to cash used of $234 million for the prior year period. Significant cash financing activities for the current period included cash outflows of $913 million related to the full repayment of the 2018 notes and partial repayments of the 2029 notes and 2022 notes. The current period also included cash inflows of $1,100 million from the issuance of the TLA Facilities and the 2017 TLB Facility. See further discussion regarding financing activities within the “Key Developments” section of Management’s Discussion and Analysis herein. Additionally, the current period included short-term debt net cash inflows of $69 million primarily related to debt outstanding on the 2017 Revolving Credit Facility and the accounts receivable securitization, partially offset by the repayment of the term loan due 2017. The current period included cash dividends paid of $1.005 per share, for a total of $62 million.
Significant cash financing activities for the prior year period included a cash outflow of $500 million for the repurchase of common stock and cash inflows of $389 million primarily related to the debt borrowings under the 2015 Revolving Credit Facility and the accounts receivable securitization facility. Additionally, the prior year period included cash dividends paid of $1.17 per share, for a total of $72 million, and the repayment of long-term debt of $50 million related to the 2015 term loan facility and the repayment of debt.
The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2017 and 2016.

	Nine months ended
	June 30
(In millions)	2017	2016
Cash used by discontinued operations
Operating cash flows	$123	$170
Investing cash flows	(293)	(104)
Financing cash flows	(17)	—
Total cash provided (used) by discontinued operations	$(187)	$66
Cash flows for discontinued operations in the current period primarily related to cash outflows of $157 million related to the activity of Valvoline Inc. The remaining cost flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.
Cash flows for discontinued operations in the prior year period primarily relate to a cash inflows of $96 million related to the activity of Valvoline Inc., partially offset by cash outflows of $30 million related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Free cash flow and other liquidity resources
The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2017	2016
Cash flows provided by operating activities from continuing operations	$114	$235
Adjustments:
Additions to property, plant and equipment	(126)	(150)
Free cash flows	$(12)	$85
At June 30, 2017, working capital (current assets minus current liabilities, excluding current assets and current liabilities of discontinued operations and long-term debt due within one year) amounted to $950 million, compared to $1,315 million at September 30, 2016.  Ashland’s working capital is affected by its use of the LIFO method of inventory valuation that valued inventories below their replacement costs by $1 million at June 30, 2017 and September 30, 2016.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 127% and 180% of current liabilities (excluding current liabilities of discontinued operations) at June 30, 2017 and September 30, 2016, respectively.
The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2017 and September 30, 2016.

	June 30	September 30
(In millions)	2017	2016
Cash and cash equivalents	$492	$1,017

Unused borrowing capacity
2017 Revolving Credit Facility	$620	$—
2015 Revolving Credit Facility	—	742
Accounts receivable securitization facility	5	80
The borrowing capacity remaining under the 2017 Revolving Credit Facility was $620 million due to an outstanding balance of $128 million, as well as a reduction of $52 million for letters of credit outstanding at June 30, 2017. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,117 million at June 30, 2017, compared to $1,839 million at September 30, 2016.
Capital resources
Debt
The following summary reflects Ashland’s debt as of June 30, 2017 and September 30, 2016.

	June 30	September 30
(In millions)	2017	2016
Short-term debt	$223	$170
Long-term debt (including current portion and debt issuance cost discounts) (a)	2,590	2,325
Total debt	$2,813	$2,495

(a)Includes $26 million and $20 million of debt issuance cost discounts as of June 30, 2017 and September 30, 2016, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $6 million at June 30, 2017.  Debt as a percent of capital employed was 45% at June 30, 2017 and 44% at September 30, 2016.  At June 30, 2017, Ashland’s total debt had an outstanding principal balance of $2,892 million, discounts of $53 million, and debt issuance costs of $26 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $2 million remaining in 2017, $6 million in 2018, $11 million in 2019, $269 million in 2020 and $56 million in 2021.
Ashland Financing Activities
2017 Credit Agreement
On May 17, 2017, in conjunction with the closing of the Pharmachem acquisition, Ashland entered into a credit agreement (the 2017 Credit Agreement) with a group of lenders. The 2017 Credit Agreement provides for (i) a $250 million three-year term loan A facility (the Three-Year TLA Facility), (ii) a $250 million five-year term loan A facility (the Five-Year TLA Facility and together with the Three-Year TLA Facility, the TLA Facilities) and (iii) a $680 million five-year revolving credit facility (including a $125 million letter of credit sublimit) (the 2017 Revolving Credit Facility). Proceeds of borrowings under the TLA Facilities were used solely to finance the acquisition of Pharmachem, and the proceeds of the 2017 Revolving Credit Facility were used to finance, in part, the acquisition of Pharmachem and to refinance the 2015 Senior Credit Agreement. On May 19, 2017, Ashland entered into Amendment No. 1 to the 2017 Credit Agreement, which increased the aggregate commitments under the 2017 Revolving Credit Facility from $680 million to $800 million.
At Ashland’s option, loans issued under the 2017 Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans will initially bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.375% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.500% annum), based upon Ashland’s secured facilities ratings or the consolidated net leverage ratio (as defined in the 2017 Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, Ashland will initially be required to pay fees of 0.25% per annum on the daily unused amount of the 2017 Revolving Credit Facility through and including the date of delivery of a compliance certificate, and thereafter the fee rate will fluctuate between 0.175% and 0.40% per annum, based upon the Ashland’s secured facilities rating or the consolidated net leverage ratio (whichever yields a lower applicable rate). The TLA Facilities may be prepaid at any time without premium. The Three-Year TLA Facility will not amortize and will be due on May 17, 2020.  The Five-Year TLA Facility will not amortize in each of the first, second and third years and will amortize at a rate of 20% per annum in each of the fourth and fifth years (payable in equal quarterly installments), with the outstanding balance of the Five-Year TLA Facility to be paid on May 17, 2022.
On June 14, 2017, Ashland entered into Amendment No. 2 to the 2017 Credit Agreement, which provides for a new $600 million seven-year senior secured term loan B facility (the 2017 TLB Facility). At Ashland’s option, loans issued under the 2017 TLB Facility will bear interest at either (x) LIBOR plus 2.00% per annum or (y) an alternate base rate plus 1.00% per annum. The 2017 TLB Facility may be prepaid at any time, subject to a prepayment premium if the prepayment is made on or prior to December 14, 2017 in connection with a Repricing Transaction (as defined in the 2017 Credit Agreement). The 2017 TLB Facility will amortize at a rate of 1.00% per annum (payable in equal quarterly installments) with the outstanding balance to be paid on May 17, 2024.
Ashland incurred $15 million of new debt issuance costs in connection with the 2017 Credit Agreement, of which $2 million was recognized immediately during the three and nine months ended June 30, 2017 within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income. The remaining balance is amortized using the effective interest method. Additionally, as a result of the

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

termination of the 2015 Senior Credit Facility, Ashland recognized a $5 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income.
The credit facilities under the 2017 Credit Agreement are guaranteed by Ashland Global Holdings Inc., Ashland Chemco Inc. and Ashland LLC's existing and future subsidiaries (other than certain immaterial subsidiaries, joint ventures, special purpose financing subsidiaries, regulated subsidiaries, foreign subsidiaries and certain other subsidiaries) and are secured by a first-priority security interest in substantially all of the personal property assets of Ashland and the guarantors, including all or a portion of the equity interests of certain of Ashland’s domestic subsidiaries and first-tier foreign subsidiaries and, in certain cases, a portion of the equity interests of other foreign subsidiaries.  The guarantees by Ashland’s subsidiaries and pledge of security interests by such guarantors may, at Ashland’s option, be released upon and during the occurrence of a Collateral Release Event (as defined in the Credit Agreement).
Redemption of 3.875% notes due 2018
In connection with the 2017 TLB Facility, Ashland redeemed all of its outstanding 3.875% Senior Notes due 2018, of which approximately $659 million were outstanding. Proceeds of borrowings under the 2017 TLB Facility, together with cash on hand, were used to pay for the redemption. Ashland recognized a $13 million charge related to premiums paid and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2017.
Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018
During the nine months ended June 30, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes). As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017. As previously discussed, the remaining outstanding amount of the 2018 notes was redeemed during June 2017.
6.50% junior subordinated notes due 2029
In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million. As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt. The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income for the nine months ended June 30, 2017.
Subsidiary senior unsecured term loan
During August 2016, a wholly owned foreign subsidiary of Ashland entered into a credit agreement which provided for an aggregate principal amount of $150 million in a senior unsecured term loan facility. This term loan was drawn in full as of September 30, 2016 and was fully repaid as of June 30, 2017.
Accounts receivable securitization

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
Ashland debt covenant restrictions
The 2017 Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of June 30, 2017, Ashland is in compliance with all debt agreement covenant restrictions under the 2017 Credit Agreement.
The 2017 Credit Agreement defines the consolidated leverage ratio as the ratio of consolidated indebtedness minus cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled previously on pages 52 and 53. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. The maximum consolidated leverage ratio permitted under the 2017 Credit Agreement during its remaining duration is 4.50.
The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.  The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0.
At June 30, 2017, Ashland’s calculation of the consolidated leverage ratio was 4.0, which is below the maximum consolidated leverage ratio permitted under the 2017 Credit Agreement of 4.50. At June 30, 2017, Ashland’s calculation of the consolidated interest coverage ratio was 4.6, which exceeds the minimum required ratio of 3.0. Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.6x effect on the consolidated leverage ratio and a 0.8x effect on the consolidated interest coverage ratio.  Any change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total equity
Total equity increased $234 million since September 30, 2016 to $3,399 million at June 30, 2017. The increase of $234 million was primarily due to $187 million related to the distribution of Valvoline Inc., $58 million of net income attributable to Ashland, $27 million of net income attributable to the noncontrolling interest in Valvoline Inc., $19 million related to deferred translation gains, $10 million of a net change in the gain on available-for-sale securities and $3 million for common shares issued under stock incentive and other plans. These increases were partially offset by $62 million of regular cash dividends, $4 million for dividend distributions to noncontrolling interest and $4 million related to pension and other postretirement obligations.
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
Stockholder dividends
In May 2017, after the final distribution of Valvoline Inc.'s common stock, the Board of Directors of Ashland announced a quarterly cash dividend of 22.5 cents per share to eligible shareholders at record. This represents a reduction from the previous quarterly dividend of 39 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2017 and each quarter of fiscal 2016. When combined with Valvoline Inc.'s most recent dividend, the total cash returned to shareholders of both companies is approximately equal to what Ashland paid prior to the separation.
Capital expenditures
Capital expenditures were $126 million for the nine months ended June 30, 2017 and averaged approximately $220 million during the last three fiscal years.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES
The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), employee benefit obligations, income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the nine months ended June 30, 2017.
OUTLOOK
For the upcoming fourth quarter of the fiscal year, Specialty Ingredients’ sales are expected to be in the range of $590 million to $610 million. Adjusted EBITDA is expected to be in the range of $135 million to $145 million. These amounts include the full contribution of fourth-quarter results from the Pharmachem acquisition and excludes the sales of $9 million and EBITDA of $1 million from a joint venture in China, that Ashland chose to exit. Also during the quarter, year-over-year price increases are expected to be greater than year-over-year raw material cost increases. For the fiscal 2017 year, Specialty Ingredients expects adjusted EBITDA to be at the upper end of the previously communicated range of $485 million to $500 million, reflecting the continued progress in pricing initiatives and the strong earnings contribution from Pharmachem.
Composites expects sales for the upcoming fourth quarter of the fiscal year to be in the range of $200 million to $210 million, reflecting continued volume growth, disciplined pricing and a full-quarter contribution from the Etain composites facility, which was acquired during the current quarter. Adjusted EBITDA is expected to be in the range of $20 million to $25 million.
I&S expects sales for the upcoming fourth quarter of the fiscal year to be in the range of $75 million to $85 million, reflecting continued product mix and price improvements. Adjusted EBITDA is expected to be in the range of $10 million to $15 million
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Ashland’s market risk exposure at June 30, 2017 is generally consistent with the types and amounts of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2017, Ashland completed its purchase of Pharmachem.  Although management believes appropriate internal controls and procedures have been maintained, Pharmachem’s controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland’s management as of June 30, 2017.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Pharmachem's businesses.  Otherwise, there were no other significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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
Environmental Proceedings
(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of June 30, 2017, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 82 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.
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
Other Pending Legal Proceedings
In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2017.
ITEM 1A.  RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share repurchase activity during the three months ended June 30, 2017 was as follows:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2017 to April 30, 2017:					$500
Employee Tax Withholdings	5,175	(2)(3)	$123.88	—
May 1, 2017 to May 31, 2017:					500
Employee Tax Withholdings	—		—	—
June 1, 2017 to June 30, 2017:					500
Employee Tax Withholdings	2,404	(2)(3)	62.93	—
Total	7,579			—	$500

(1)In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the Company's stock, with the authorization expiring December 31, 2017. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2017, $500 million remains available for repurchase under this authorization.
(2)Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(3)On May 12, 2017, Ashland distributed its remaining interest in Valvoline as a dividend of Valvoline shares to its shareholders. As a result, certain of Ashland’s outstanding equity awards held by Valvoline employees and certain former employees were converted to an approximate equivalent value of Valvoline equity awards. Additionally, Ashland proportionately adjusted the number of its equity awards held by Ashland employees and certain other former employees to maintain the same approximate intrinsic value of such awards, as described in Ashland’s Notes to Condensed Consolidated Financial Statements. The number of shares purchased to cover withholding obligations and average price per share for the month of April are based on award amounts and stock price prior to the distribution. The amounts for June 2017 reflect the amount withheld from adjusted awards and the stock price after the distribution.

ITEM 6.  EXHIBITS

(a) Exhibits
10.1
Stock Purchase Agreement, dated April 14, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.2
Amendment No. 1 to the Stock Purchase Agreement, dated May 16, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 2.2 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.3
Credit Agreement, dated as of May 17, 2017, among Ashland LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, each Lender and L/C Issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.4
Amendment No. 1 dated as of May 19, 2017, among Ashland LLC, as Borrower (the “Borrower”), certain subsidiaries of the Borrower, The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”), and Citibank, N.A., as the Incremental Revolving Credit Lender, to the Credit Agreement dated as of May 17, 2017, among the Borrower, the Administrative Agent, each lender and letter of credit issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 22, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.5
Amendment No. 2 dated as of June 14, 2017, among Ashland LLC, as Borrower (the “Borrower”), certain subsidiaries of the Borrower, The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”), and Citibank, N.A., as the Term B Lender, to the Credit Agreement dated as of May 17, 2017, among the Borrower, the Administrative Agent, each lender and letter of credit issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on June 14, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.6*
Fifteenth Amendment dated as of May 17, 2017 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors.

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
*Filed herewith.
**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income for the three and nine months ended June 30, 2017 and June 30, 2016; (ii) Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016; (iii) Statements of Consolidated Equity at June 30, 2017; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2017 and June 30, 2016; and (v) Notes to Condensed Consolidated Financial Statements.
SM Service mark, Ashland or its subsidiaries, registered in various countries.
™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
August 4, 2017	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

(a) Exhibits
10.1
Stock Purchase Agreement, dated April 14, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.2
Amendment No. 1 to the Stock Purchase Agreement, dated May 16, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 2.2 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.3
Credit Agreement, dated as of May 17, 2017, among Ashland LLC, as Borrower, The Bank of Nova Scotia, as Administrative Agent, Swing Line Lender and an L/C Issuer, each Lender and L/C Issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.4
Amendment No. 1 dated as of May 19, 2017, among Ashland LLC, as Borrower (the “Borrower”), certain subsidiaries of the Borrower, The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”), and Citibank, N.A., as the Incremental Revolving Credit Lender, to the Credit Agreement dated as of May 17, 2017, among the Borrower, the Administrative Agent, each lender and letter of credit issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 22, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.5
Amendment No. 2 dated as of June 14, 2017, among Ashland LLC, as Borrower (the “Borrower”), certain subsidiaries of the Borrower, The Bank of Nova Scotia, as Administrative Agent (the “Administrative Agent”), and Citibank, N.A., as the Term B Lender, to the Credit Agreement dated as of May 17, 2017, among the Borrower, the Administrative Agent, each lender and letter of credit issuer party thereto and the other agents party thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on June 14, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.6*
Fifteenth Amendment dated as of May 17, 2017 to the Transfer and Administration Agreement dated as of August 31, 2012 among Ashland LLC, as Master Servicer, CVG Capital III LLC, as SPV, the Originators, the Investors, Letter of Credit Issuers, Managing Agents and Administrators party thereto, and The Bank of Nova Scotia, as agent for the Investors.

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