Form 10-Q
period 2018-03-31
ASHLAND GLOBAL HOLDINGS INC
filed 2018-05-02
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-211719

ASHLAND GLOBAL HOLDINGS INC.

(a Delaware corporation)

I.R.S. No. 81-2587835

50 E. RiverCenter Boulevard

Covington, Kentucky 41011

Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes  ☑ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.  (Check One):

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

At March 31, 2018, there were 62,383,233 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2018	2017	2018	2017
Sales	$974	$806	$1,816	$1,510
Cost of sales	699	578	1,312	1,093
Gross profit	275	228	504	417

Selling, general and administrative expense	163	155	334	312
Research and development expense	21	21	43	41
Equity and other income	4	1	6	4
Operating income	95	53	133	68

Net interest and other financing expense	29	29	59	152
Other net periodic benefit income	1	—	1	3
Net loss on divestitures	—	—	1	1
Income (loss) from continuing operations before income taxes	67	24	74	(82)
Income tax expense (benefit)	1	(5)	15	(45)
Income (loss) from continuing operations	66	29	59	(37)
Income from discontinued operations (net of income taxes)	7	76	10	152
Net income	73	105	69	115
Net income attributable to noncontrolling interest (a)	—	13	—	24
Net income attributable to Ashland	$73	$92	$69	$91

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations	$1.06	$0.46	$0.94	$(0.59)
Income from discontinued operations attributable to Ashland	0.11	1.02	0.16	2.06
Net income attributable to Ashland	$1.17	$1.48	$1.10	$1.47

Diluted earnings per share - Note L
Income (loss) from continuing operations	$1.04	$0.46	$0.93	$(0.59)
Income from discontinued operations attributable to Ashland	0.11	1.01	0.15	2.06
Net income attributable to Ashland	$1.15	$1.47	$1.08	$1.47

COMPREHENSIVE INCOME (LOSS)
Net income	$73	$105	$69	$115
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	55	60	58	(86)
Pension and postretirement obligation adjustment	—	(2)	—	(4)
Net change in available-for-sale securities	(6)	6	2	6
Other comprehensive income (loss)	49	64	60	(84)
Comprehensive income	122	169	129	31
Comprehensive income attributable to noncontrolling interest	—	14	—	24
Comprehensive income attributable to Ashland	$122	$155	$129	$7

(a)

For the three and six months ended March 31, 2017, this represents the income attributable to the previous noncontrolling interest in Valvoline Inc., whose results are now included within discontinued operations.  See Note B for more information.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2018	September 30 2017
ASSETS
Current assets
Cash and cash equivalents	$225	$566
Accounts receivable (a)	717	612
Inventories - Note F	649	634
Other assets	122	91
Total current assets	1,713	1,903
Noncurrent assets
Property, plant and equipment
Cost	3,859	3,762
Accumulated depreciation	1,919	1,792
Net property, plant and equipment	1,940	1,970
Goodwill - Note G	2,503	2,465
Intangibles - Note G	1,290	1,319
Restricted investments - Note E	303	302
Asbestos insurance receivable - Note K	203	209
Deferred and other income taxes	28	28
Other assets	461	422
Total noncurrent assets	6,728	6,715
Total assets	$8,441	$8,618

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$59	$235
Trade and other payables	387	409
Accrued expenses and other liabilities	266	324
Total current liabilities	712	968
Noncurrent liabilities
Long-term debt - Note H	2,579	2,584
Asbestos litigation reserve - Note K	665	694
Deferred and other income taxes	243	375
Employee benefit obligations - Note J	190	191
Other liabilities	541	400
Total noncurrent liabilities	4,218	4,244
Commitments and contingencies - Note K
Stockholders’ equity	3,511	3,406

Total liabilities and stockholders' equity	$8,441	$8,618

(a)	Accounts receivable includes an allowance for doubtful accounts of $9 million at both March 31, 2018 and September 30, 2017.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2017	$1	$931	$2,696	$(222)		$3,406
Total comprehensive income (loss)
Net income			69			69
Other comprehensive income (loss)				60		60
Regular dividends, $0.45 per common share			(28)			(28)
Common shares issued under stock incentive and other plans (b)		4				4
BALANCE AT MARCH 31, 2018	$1	$935	$2,737	$(162)		$3,511

(a)

At March 31, 2018 and September 30, 2017, the after-tax accumulated other comprehensive loss attributable to Ashland of $162 million and $222 million, respectively, was each comprised of net unrealized translation losses of $188 million and $246 million, respectively, net unrealized gains on available-for-sale securities of $23 million and $21 million, respectively, and unrecognized prior service credits as a result of certain employee benefit plan amendments of $3 million for each period.

(b)	Common shares issued were 265,821 for the six months ended March 31, 2018.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2018	2017
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$69	$115
Income from discontinued operations (net of income taxes)	(10)	(152)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	161	134
Original issue discount and debt issuance costs amortization	4	97
Deferred income taxes	4	—
Stock based compensation expense	13	9
Excess tax benefit on stock based compensation	2	2
Gain on early retirement of debt	—	(3)
Realized gains and investment income on available-for-sale securities	(8)	(7)
Net loss on divestitures	1	1
Pension contributions	(7)	(4)
Gain on post-employment plan remeasurement	—	(2)
Change in operating assets and liabilities (a)	(229)	(192)
Total cash flows used by operating activities from continuing operations	—	(2)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(60)	(73)
Proceeds from disposal of property, plant and equipment	1	—
Purchase of operations - net of cash acquired	(11)	—
Proceeds (uses) from sale of operations	1	(1)
Life insurance payments	(37)	—
Net purchase of funds restricted for specific transactions	(8)	(2)
Reimbursement from restricted investments	17	12
Proceeds from sales of available-for-sale securities	17	19
Purchase of available-for-sale securities	(17)	(19)
Proceeds from the settlement of derivative instruments	—	4
Payments for the settlement of derivative instruments	(3)	(3)
Total cash flows used by investing activities from continuing operations	(100)	(63)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
FROM CONTINUING OPERATIONS
Repayment of long-term debt	(3)	(254)
Premium on long-term debt	—	(5)
Repayment of short-term debt	(181)	(151)
Debt issuance costs	—	(2)
Cash dividends paid	(28)	(48)
Stock based compensation employee withholding taxes paid in cash	(8)	(13)
Total cash flows used by financing activities from continuing operations	(220)	(473)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(320)	(538)
Cash provided (used) by discontinued operations
Operating cash flows	(24)	60
Investing cash flows	—	(79)
Financing cash flows	—	(17)
Total cash used by discontinued operations	(24)	(36)
Effect of currency exchange rate changes on cash and cash equivalents	3	(10)
DECREASE IN CASH AND CASH EQUIVALENTS	(341)	(584)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	566	1,017
Change in cash and cash equivalents held by Valvoline	—	37
CASH AND CASH EQUIVALENTS - END OF PERIOD	$225	$470

(a)	Excludes changes resulting from operations acquired or sold.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Additionally, certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation, as further described in this section.  These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Results of operations for the period ended March 31, 2018 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

On May 12, 2017, Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. which represented approximately 83% of the total outstanding shares of Valvoline Inc.'s common stock.  This separation from Valvoline represented a strategic shift in Ashland's business and qualified as a discontinued operation.  Accordingly, Valvoline's operating results and cash flows for the three and six months ended March 31, 2017 have been classified as discontinued operations within the Condensed Consolidated Financial Statements.  See Note B for additional information on the separation of Valvoline Inc.

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

In February 2018, the FASB issued guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income (AOCI) as a result of U.S. tax reform legislation to retained earnings.  Additionally, this guidance requires entities to disclose whether they made an election to reclassify the tax effects and to disclose their accounting policy for releasing income tax effects from AOCI. This guidance becomes effective for Ashland on October 1, 2019.  Ashland is currently evaluating the impact this guidance may have on Ashland’s Condensed Consolidated Financial Statements.

In March 2017, the FASB issued accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Statement of Consolidated Comprehensive Income (Loss).  This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Statement of Consolidated Comprehensive Income (Loss) as other employee compensation costs from services rendered during the period.  All other components of the net periodic benefit cost will be presented separately outside of the operating income caption.  This guidance must be applied retrospectively.  Ashland elected to early adopt this guidance on October 1, 2017, which resulted in a reclassification of $3 million in income from the selling, general and administrative expense and cost of sales captions to the other net periodic benefit income caption in the Statement of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.  The components of net periodic benefits income (costs) reclassified primarily relate to interest cost, expected return on assets, curtailments, settlements and actuarial gains and losses.  Ashland did not have to adjust the classification of service cost since it previously was recorded within the caption required by the new guidance.  See Note J for additional information on net periodic benefit costs.

In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees.  This guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized as income tax expense in the Statements of Consolidated Comprehensive Income (Loss) instead of additional paid-in capital, and changes the classification of excess tax benefits from a financing activity to an operating activity within the Statements of Condensed Consolidated Cash Flows.  This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.  In addition, this guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for equity classification and requires that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity within the Statements of Condensed Consolidated Cash Flows.  The guidance became effective for Ashland and was adopted on October 1, 2017.  The guidance specifically related to the Statements of Consolidated Comprehensive Income (Loss) was adopted prospectively while the guidance related to the Statements of Condensed Consolidated Cash

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Flows was adopted retrospectively, as required by the guidance.  Additionally, Ashland made a policy election to account for forfeitures when they occur across all share-based awards.  Upon adoption, the overall impact on Ashland's Condensed Consolidated Financial Statements was not significant.

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

After completing the IPO on September 28, 2016 and before the distribution of its remaining shares on May 12, 2017, Ashland owned 170 million shares of Valvoline Inc.’s common stock which represented approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock.  As a result, Ashland continued to consolidate Valvoline within the Condensed Consolidated Financial Statements up until the distribution of the remaining shares.  The resulting outside stockholders’ interests in Valvoline Inc., which was approximately 17%, was presented separately as a noncontrolling interest within Ashland’s equity in the Condensed Consolidated Balance Sheets up until the distribution of the remaining shares.  The amount of consolidated net income attributable to these minority holders is presented as a separate caption on the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2017.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 12
(In millions)	2017
ASSETS
Current assets
Cash and cash equivalents	$179
Accounts receivable, net	385
Inventories	153
Other current assets	24
Total current assets	741
Noncurrent assets
Net property, plant and equipment	357
Goodwill	329
Equity and other unconsolidated investments	31
Deferred income taxes	391
Other noncurrent assets	93
Total noncurrent assets	1,201
Total assets	1,942
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	75
Current portion of long-term debt	16
Trade and other payables	353
Other current liabilities	34
Total current liabilities	478
Noncurrent liabilities
Long-term debt	662
Employee benefit obligations	826
Other long-term liabilities	163
Total noncurrent liabilities	1,651
Total liabilities	2,129
Net deficit	$(187)

A Tax Matters Agreement between Ashland and Valvoline Inc. governs the rights and obligations after the separation regarding certain income taxes and other taxes, including certain tax liabilities and benefits, attributes, returns and contests.

Discontinued Operations Assessment

Valvoline met the criteria to qualify as a discontinued operation and accordingly, its operating results and cash flows for the three and six months ended March 31, 2017 have been classified as discontinued operations within the Condensed Consolidated Financial Statements.  See Note D for more information.

Costs of transaction

Ashland recognized separation costs of $2 million and $26 million for the three months ended March 31, 2018 and 2017, respectively, and $8 million and $54 million for the six months ended March 31, 2018 and 2017, respectively.  Of these amounts, $7 million and $12 million of separation costs directly related to Valvoline and were included within the discontinued operations caption of the Statement of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2017, respectively.  Otherwise, separation costs are recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – ACQUISITIONS

Pharmachem

Background

On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem Laboratories, Inc. (Pharmachem), a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses.  With annual revenues of approximately $300 million and 14 manufacturing facilities in the United States and Mexico, New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products.  Ashland has included Pharmachem within the Specialty Ingredients reportable segment.

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

At
May 17, 2017
Preliminary purchase price allocation (in millions)	As Adjusted
Assets:
Accounts receivable	$52
Inventory	74
Other current assets	4
Intangible assets	330
Goodwill	288
Property, plant and equipment	97
Other noncurrent assets	20
Liabilities:
Accounts payable	(33)
Deferred tax - net	(138)
Other noncurrent liabilities	(14)
Total purchase price	$680

As of March 31, 2018, the purchase price allocation for the acquisition was preliminary.  Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments, including certain tangible and intangible assets, are finalized.  Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisition.  None of the goodwill is expected to be deductible for income tax purposes.  During the current quarter, adjustments of $1 million were made to goodwill and accounts payable.

Intangible assets identified

The purchase price allocation included $330 million of certain definite-lived intangible assets which are being amortized over the estimated useful life in proportion to the economic benefits consumed.  The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company.  In addition, Ashland reviewed certain technological trends and considered the relative stability in the current Pharmachem customer base.

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

Vornia Limited

In January 2018, Ashland completed the acquisition of Vornia Limited for $12 million, of which $1 million will be paid in future periods.  Vornia Limited’s principal activity is the design, development and fabrication of customized biomaterial solutions.  The purchase price allocation primarily included $8 million of intellectual property and $4 million of goodwill and has been included within the Specialty Ingredients reportable segment.

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

As previously discussed in Notes A and B, Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. on May 12, 2017.  Ashland determined that the Valvoline separation qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and has a major effect on Ashland's operations and financial results.  Accordingly, Valvoline's operating results and cash flows for the three and six months ended March 31, 2017 have been classified as discontinued operations within the Condensed Consolidated Financial Statements.  The activity during the three and six months ended March 31, 2018 generally represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos.  Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary of Ashland, which qualified as a discontinued operation, and from the 2009 acquisition of Hercules LLC (formerly Hercules Incorporated), a wholly-owned subsidiary of Ashland.  During the three and six months ended March 31, 2018, Ashland recorded $3 million of income within the discontinued operations caption related to receipts from insurance carriers for asbestos-related litigation.

On July 31, 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business to Clayton, Dubilier & Rice.  Ashland made subsequent post-closing adjustments to the discontinued operations caption as defined by the definitive agreement during the three and six months ended March 31, 2017.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and six months ended March 31, 2018 and 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Income from discontinued operations (net of tax)
Valvoline	$4	$73	$7	$149
Asbestos-related litigation	3	—	3	—
Water Technologies	—	3	—	3
Total income from discontinued operations (net of tax)	$7	$76	$10	$152

The following table presents a reconciliation of the historically reported captions within Ashland's Statements of Consolidated Income (Loss) for the income from discontinued operations attributable to Valvoline for the three and six months ended March 31, 2017.

	Three	Six
	months ended	months ended
(In millions)	March 31, 2017	March 31, 2017
Income (loss) from discontinued operations attributable to Valvoline
Sales	$514	$1,003
Cost of sales	(310)	(603)
Selling, general and administrative expense	(90)	(172)
Research and development expense	(3)	(6)
Equity and other income	6	15
Pretax operating income of discontinued operations	117	237
Net interest and other financing expense	(9)	(18)
Pretax income of discontinued operations	108	219
Income tax expense	(35)	(70)
Income from discontinued operations	$73	$149

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

For assets that are measured using quoted prices in active markets (Level 1), the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  Assets and liabilities that are measured using significant other observable inputs (Level 2) are

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability.  For all other assets and liabilities for which unobservable inputs are used (Level 3), fair value is derived using fair value models, such as a discounted cash flow model or other standard pricing models that Ashland deems reasonable.

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2018.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$225	$225	$225	$—	$—
Restricted investments (a)	333	333	333	—	—
Deferred compensation investments (b)	160	160	—	160	—
Investment of captive insurance company	4	4	4	—	—
Foreign currency derivatives	4	4	—	4	—
Total assets at fair value	$726	$726	$562	$164	$—
Liabilities
Foreign currency derivatives	$21	$21	$—	$21	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2017.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$566	$566	$566	$—	$—
Restricted investments (a)	332	332	332	—	—
Deferred compensation investments (b)	158	158	—	158	—
Investment of captive insurance company	3	3	3	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$1,061	$1,061	$901	$160	$—
Liabilities
Foreign currency derivatives	$36	$36	$—	$36	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

During 2015, Ashland and Hercules entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London Companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement).  Ashland placed $335 million of the settlement funds from the January 2015

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

asbestos insurance settlement into a renewable annual trust restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims.  These funds were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017, respectively.

During 2015, Ashland diversified the restricted investments received from the January 2015 asbestos insurance settlement into primarily equity and corporate bond mutual funds that are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy.  Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (AOCI).  Investment income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income (Loss).  The following table provides a summary of the available-for-sale securities portfolio as of March 31, 2018 and September 30, 2017:

(In millions)	March 31 2018	September 30 2017
Original cost	$335	$335
Accumulated adjustments, net	(38)	(24)
Adjusted cost, beginning of year (a)	297	311
Investment income (b)	4	9
Net unrealized gain	37	35
Realized gains	4	2
Settlement funds	8	2
Disbursements	(17)	(27)
Fair value	$333	$332

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.

The following table presents gross unrealized gains and losses for the restricted investment available-for-sale securities as of March 31, 2018 and September 30, 2017:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2018
Demand deposit	$22	$—	$—	$22
Equity mutual fund	154	40	—	194
Corporate bond mutual fund	120	—	(3)	117
Fair value	$296	$40	$(3)	$333

As of September 30, 2017
Demand deposit	$9	$—	$—	$9
Equity mutual fund	168	34	—	202
Corporate bond mutual fund	120	1	—	121
Fair value	$297	$35	$—	$332

The unrealized gains and losses as of March 31, 2018 and September 30, 2017 were recognized within AOCI.  Ashland invests in highly-rated investment grade mutual funds.  No other-than-temporary impairment was recognized in AOCI during the three and six months ended March 31, 2018 and 2017.

The following table presents the investment income, realized gains and disbursements related to the investments within the portfolio for the three and six months ended March 31, 2018 and 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Investment income	$2	$2	$4	$5
Realized gains	3	2	4	2
Disbursements	(12)	(12)	(17)	(12)

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

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies.  Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity.  These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months.  All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption.  The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.  The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2018 and 2017 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Foreign currency derivative gains (losses)	$(16)	$8	$(27)	$—

The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2018 and September 30, 2017 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2018	2017
Foreign currency derivative assets	$4	$2
Notional contract values	302	79

Foreign currency derivative liabilities	$21	$36
Notional contract values	958	1,601

Other financial instruments

At March 31, 2018 and September 30, 2017, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,613 million and $2,615 million, respectively, compared to a fair value of $2,710 million and $2,768 million, respectively.  The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value.  Inventories are primarily stated at cost using the weighted-average cost method.  In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	March 31, 2018	September 30, 2017
Finished products	$404	$390
Raw materials, supplies and work in process	248	245
LIFO carrying values	(3)	(1)
	$649	$634

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

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2018.

	Specialty		Intermediates
(In millions)	Ingredients	Composites	and Solvents	(a)	Total
Balance at September 30, 2017	$2,315	$150	$—		$2,465
Acquisitions (b)	4	—	—		4
Currency translation	33	1	—		34
Balance at March 31, 2018	$2,352	$151	$—		$2,503

(a)	As of March 31, 2018, there was accumulated impairment of $171 million related to the Intermediates and Solvents reportable segment.
(b)	Relates to the acquisition of Vornia Limited during the six months ended March 31, 2018. See Note C for more information.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets were comprised of the following as of March 31, 2018 and September 30, 2017.

	March 31, 2018
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$67	$(23)	$44
Intellectual property	773	(354)	419
Customer and supplier relationships	786	(260)	526

Total definite-lived intangibles	1,626	(637)	989
Indefinite-lived intangibles
Trademarks and trade names	301	—	301
Total intangible assets	$1,927	$(637)	$1,290

	September 30, 2017
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$67	$(22)	$45
Intellectual property	757	(326)	431
Customer and supplier relationships	777	(235)	542
Total definite-lived intangibles	1,601	(583)	1,018

Indefinite-lived intangibles
Trademarks and trade names	301	—	301
Total intangible assets	$1,902	$(583)	$1,319

Amortization expense recognized on intangible assets was $24 million and $19 million for the three months ended March 31, 2018 and 2017, respectively, and $48 million and $38 million for the six months ended March 31, 2018 and 2017, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).  Estimated amortization expense for future periods is $95 million in 2018 (includes six months actual and six months estimated), $91 million in 2019, $90 million in 2020, $90 million in 2021 and $88 million in 2022.  The amortization expense for future periods is an estimate.  Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	March 31, 2018	September 30, 2017
4.750% notes, due 2022	$1,082	$1,082
Term Loan B, due 2024	596	599
6.875% notes, due 2043	376	376
Revolving Credit Facility	—	173
Term Loan A, due 2022	250	250
Term Loan A, due 2020	250	250
Accounts receivable securitization	48	56
6.50% junior subordinated notes, due 2029	51	51
Medium-term notes, due 2019, interest of 9.4%	5	5
Other (a)	(20)	(23)
Total debt	2,638	2,819
Short-term debt (includes current portion of long-term debt)	(59)	(235)
Long-term debt (less current portion)	$2,579	$2,584

(a)	Other includes $23 million and $25 million of debt issuance cost discounts as of March 31, 2018 and September 30, 2017, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $3 million remaining in 2018, $11 million in 2019, $269 million in 2020, $56 million in 2021 and $1,279 million in 2022.

Ashland Financing Activities

Accounts receivable securitization

During March 2018, the termination date of the accounts receivable securitization facility was extended from March 2018 to March 2020.  The available funding for qualified receivables under the accounts receivable securitization facility increased from $100 million to $115 million.  No other changes to the agreement are expected to have a significant impact to Ashland's results of operations and financial position.

Cash repatriation

During January 2018, Ashland repatriated approximately $300 million in cash that was primarily used to repay the outstanding balance of the 2017 Revolving Credit Facility and a portion of the accounts receivable securitization during the current quarter.

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

6.50% junior subordinated notes due 2029

In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million.  As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt.  The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.

Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018

During the six months ended March 31, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes).  As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively.  Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.

Remaining borrowing capacity

The borrowing capacity remaining under the 2017 Revolving Credit Facility was $752 million due to a reduction of $48 million for letters of credit outstanding at March 31, 2018.  Ashland's total borrowing capacity at March 31, 2018 was $819 million, which included $67 million of available capacity from the accounts receivable securitization facility.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2018, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2017 Credit Agreement) is 4.5.  At March 31, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.8.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0.  At March 31, 2018, Ashland’s calculation of the interest coverage ratio was 4.8.

NOTE I – INCOME TAXES

Tax Law Changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017.  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  At March 31, 2018, Ashland has not completed the internal accounting assessment for the tax effects of enactment of the Tax Act; however, Ashland determined a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.  Ashland recognized a provisional amount for the six months ended March 31, 2018, which is included as a component of income tax expense from continuing operations.  Ashland recorded net unfavorable tax adjustments of $16 million during the six months ended March 31, 2018 primarily related to deferred tax rate changes and a one-time transition tax assessed on foreign cash and unremitted earnings.

Provisional amounts - Deferred and other income tax assets and liabilities

Ashland remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, Ashland is still analyzing certain aspects of the Tax Act and refining certain calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the deferred tax balance was a favorable tax adjustment of $126 million during the six months ended March 31, 2018.

Provisional amounts - Foreign tax effects

The one-time transition tax is based on Ashland's total post-1986 earnings and profits (E&P) of foreign subsidiaries that were previously deferred from U.S. income taxes.  Ashland recorded a provisional amount for this one-time transition tax liability of $142 million during the six months ended March 31, 2018, which is primarily included within the other liabilities caption on the Condensed Consolidated Balance Sheet.  Ashland has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries.  In addition, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount may change when Ashland finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.  Ashland determined that the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results.  The overall effective tax rate was 1% and 20% for the three and six months ended March 31, 2018, respectively.  The current quarter tax rate was primarily impacted by income mix and a favorable tax discrete adjustment of $4 million related to a deferred tax rate change for a foreign entity.  In addition to these current quarter items, the current six month period tax rate was significantly impacted by net unfavorable tax discrete adjustments of $16 million related to the Tax Act.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior fiscal year

The overall effective tax rate was a benefit of  21% for the three months ended March 31, 2017 and 55% for the six months ended March 31, 2017.  The prior quarter and six month period tax rate was impacted by income mix and net favorable tax discrete items of $4 million primarily related to unrecognized tax benefits due to lapse of the statute of limitations.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2018.

(In millions)
Balance at October 1, 2017	$194
Increases related to positions taken on items from prior years	3
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	6
Lapse of statute of limitations	(1)
Balance at March 31, 2018	$201

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $21 million and $31 million for continuing operations.  It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE J - EMPLOYEE BENEFIT PLANS

For the six months ended March 31, 2018, Ashland contributed $6 million to its non-U.S. pension plans and $1 million to its U.S. pension plans.  Ashland expects to make additional contributions of approximately $2 million to its non-U.S. plans during the remainder of 2018.

Plan Remeasurements

Effective January 1, 2017, Ashland discontinued certain post-employment health and life insurance benefits.  The effect of these plan changes resulted in a remeasurement gain of $2 million recorded within the other net period benefit income caption on the Statement of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Pension benefits		Other postretirement benefits
(In millions)	2018	2017	2018	2017
Three months ended March 31
Service cost (a)	$2	$2	$—	$—
Interest cost (b)	2	2	—	—
Expected return on plan assets (b)	(3)	(2)	—	—
Total net periodic benefit costs	$1	$2	$—	$—
Six months ended March 31
Service cost (a)	$4	$4	$1	$—
Interest cost (b)	5	4	—	1
Expected return on plan assets (b)	(6)	(6)	—	—
Actuarial gain (b)	—	—	—	(2)
Total net periodic benefit costs (income)	$3	$2	$1	$(1)

(a)

Service cost was not impacted by new accounting guidance adopted in 2018 and is therefore still classified within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss).  See Note A for additional information.

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

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos.  To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained third party actuarial experts.  Prior to 2018, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A).  During 2018, Ashland transitioned these responsibilities to Nathan Associates, Inc. (Nathan).  The processes and methodologies used by Nathan are similar to the ones historically employed by HR&A. The methodology used by Nathan to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense.  The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases.  Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos.  Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims.  Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley.  The amount and timing of settlements and number of open claims can fluctuate from period to period.  A summary of Ashland asbestos claims activity, excluding Hercules claims, follows.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended
	March 31		Years ended September 30
(In thousands)	2018	2017	2017	2016	2015
Open claims - beginning of year	54	57	57	60	65
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	—	—
Claims dismissed	(2)	(2)	(4)	(5)	(7)
Open claims - end of period	53	56	54	57	60

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan.

During the most recent annual update of this estimate completed during the June 2017 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $36 million.  Total reserves for asbestos claims were $402 million at March 31, 2018 compared to $419 million at September 30, 2017.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2018	2017	2017	2016	2015
Asbestos reserve - beginning of year	$419	$415	$415	$409	$438
Reserve adjustment	—	—	36	37	—
Amounts paid	(17)	(18)	(32)	(31)	(29)
Asbestos reserve - end of period (a)	$402	$397	$419	$415	$409

(a)	Included $34 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017.

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

At March 31, 2018, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $149 million (excluding the Hercules receivable for asbestos claims) compared to $155 million at September 30, 2017.  During the June 2017 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $15 million increase in the receivable for probable insurance recoveries.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2018	2017	2017	2016	2015
Insurance receivable - beginning of year	$155	$151	$151	$150	$402
Receivable adjustment	—	—	15	16	(3)
Insurance settlement	—	(5)	(5)	(4)	(227)
Amounts collected	(6)	(2)	(6)	(11)	(22)
Insurance receivable - end of period (a)	$149	$144	$155	$151	$150

(a)	Included $14 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2018	2017	2017	2016	2015
Open claims - beginning of year	12	15	15	20	21
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(3)	(4)	(6)	(2)
Open claims - end of period	12	13	12	15	20

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results.  Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan.  As a result of the most recent annual update of this estimate, completed during the June 2017 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $16 million.  Total reserves for asbestos claims were $311 million at March 31, 2018 compared to $323 million at September 30, 2017.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2018	2017	2017	2016	2015
Asbestos reserve - beginning of year	$323	$321	$321	$311	$329
Reserve adjustments	—	—	16	25	4
Amounts paid	(12)	(5)	(14)	(15)	(22)
Asbestos reserve - end of period (a)	$311	$316	$323	$321	$311

(a)	Included $14 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017.

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

As of March 31, 2018 and September 30, 2017, the receivables from insurers amounted to $68 million.  During the June 2017 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed.  This model update resulted in a $5 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2018	2017	2017	2016	2015
Insurance receivable - beginning of year	$68	$63	$63	$56	$77
Receivable adjustment	—	—	5	7	1
Insurance settlement	—	—	—	—	(22)
Insurance receivable - end of period	$68	$63	$68	$63	$56

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict.  In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards.  Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens.  Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes.  As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed.  These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously.  Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $660 million for the Ashland asbestos-related litigation (current reserve of $402 million) and approximately $510 million for the Hercules asbestos-related litigation (current reserve of $311 million), depending on the combination of assumptions selected in the various models.  If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  At March 31, 2018, such locations included 83 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 117 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 36 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $164 million at March 31, 2018 compared to $163 million at September 30, 2017, of which $122 million at March 31, 2018 and $121 million at September 30, 2017 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.  The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2018 and 2017.

	Six months ended
	March 31
(In millions)	2018	2017
Reserve - beginning of period	$163	$177
Disbursements	(16)	(15)
Revised obligation estimates and accretion	17	5
Reserve - end of period	$164	$167

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries.  Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation.  Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues.  Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage.  At March 31, 2018 and September 30, 2017, Ashland’s recorded receivable for these probable insurance recoveries was $14 million and $15 million, respectively, of which $13 million at March 31, 2018 and $14 million at September 30, 2017 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and six months ended March 31, 2018 and 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Environmental expense	$4	$1	$16	$5
Accretion	—	—	1	—
Legal expense	2	4	3	5
Total expense	6	5	20	10

Insurance receivable (a)	(1)	—	(1)	—
Total expense, net of receivable activity (b)	$5	$5	$19	$10

(a)	Activity of $0 denotes value less than $1 million.
(b)

Net expense of $1 million for both the three and six months ended March 31, 2018, and $1 million and $2 million for the three and six months ended March 31, 2017, respectively, relates to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland.  These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs.  Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites.  Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $409 million.  The largest reserve for any site is approximately 15% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2018 and September 30, 2017.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2018.

NOTE L – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland.  Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive.  The total number of these shares outstanding was approximately 0.7 million and 0.1 million at March 31, 2018 and 2017, respectively.  Earnings per share is reported under the treasury stock method.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2018	2017	2018	2017
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$66	$29	$59	$(37)
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	63	62	63	62
Share based awards convertible to common shares (a)	1	1	1	—
Denominator for diluted EPS - Adjusted weighted-
average shares and assumed conversions	64	63	64	62

EPS from continuing operations
Basic	$1.06	$0.46	$0.94	$(0.59)
Diluted	1.04	0.46	0.93	(0.59)

(a)

As a result of the loss from continuing operations attributable to Ashland during the six months ended March 31, 2017, the effect of the share-based awards convertible to common shares would be antidilutive.  In accordance with U.S. GAAP, they have been excluded from the diluted EPS calculation.

NOTE M – EQUITY ITEMS

Stock repurchase programs

In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that was set to expire on December 31, 2017 (the 2015 stock repurchase program).  During September 2017, Ashland's Board of Directors extended the 2015 stock repurchase program indefinitely, at which point $500 million of share repurchase authorization remained under the 2015 stock repurchase program.

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans.  As of March 31, 2018, $1 billion remained available for repurchase under this authorization.

Stockholder dividends

In May 2017, subsequent to the final distribution of Valvoline Inc.'s common stock, the Board of Directors of Ashland announced a quarterly cash dividend of 22.5 cents per share to eligible stockholders at record which was paid for quarterly dividends in the first and second quarters of fiscal 2018 and the third and fourth quarters of fiscal 2017.  This represented a reduction from the previous quarterly dividend of 39 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2017.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2018			2017
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain	$55	$—	$55	$58	$2	$60
Amortization of unrecognized prior
service credit (a)	—	—	—	(3)	1	(2)
Net change in available-for-sale securities:
Unrealized loss	(5)	1	(4)	9	(2)	7
Reclassification adjustment for gains
included in net income	(3)	1	(2)	(2)	1	(1)
Total other comprehensive income	$47	$2	$49	$62	$2	$64

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$58	$—	$58	$(92)	$6	$(86)
Amortization of unrecognized prior
service credit (a)	—	—	—	(6)	2	(4)
Net change in available-for-sale securities:
Unrealized gain	6	(1)	5	9	(2)	7
Reclassification adjustment for gains
included in net income	(4)	1	(3)	(2)	1	(1)
Total other comprehensive income (loss)	$60	$—	$60	$(91)	$7	$(84)

(a)

For the three and six months ended March 31, 2017, the amortization of unrecognized prior services credits was related to pension and other postretirement benefit plans that transferred to Valvoline and was classified within the discontinued operations caption on the Statements of Consolidated Comprehensive Income (Loss).

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

The components of Ashland’s pretax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018 (a)	2017 (b)	2018 (a)	2017 (b)
SARs	$2	$2	$3	$3
Nonvested stock awards	5	3	11	7
Performance share awards	2	2	6	4
	$9	$7	$20	$14

(a)

Included $2 million and $4 million of expense related to cash-settled nonvested restricted stock awards and $1 million and $3 million of expense related to cash-settled performance units during the three and six months ended March 31, 2018, respectively.

(b)

Included $2 million and $3 million of expense related to cash-settled nonvested restricted stock awards and $1 million and $2 million of expense related to cash-settled performance units during the three and six months ended March 31, 2017, respectively.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years.  Unexercised SARs lapse ten

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

years and one month after the date of grant.  No SARs granted for the three months ended March 31, 2018 and 2017.  SARs granted for the six months ended March 31, 2018 and 2017 were 470 thousand and 422 thousand, respectively.  As of March 31, 2018, there was $11 million of total unrecognized compensation costs related to SARs.  That cost is expected to be recognized over a weighted-average period of 2.2 years.  Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model.  This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations.  The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

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

Stock-settled nonvested stock awards

Nonvested stock awards granted in the form of shares were 2 thousand and 3 thousand for the three months ended March 31, 2018 and 2017, respectively, and 144 thousand and 84 thousand for the six months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there was $10 million of total unrecognized compensation costs related to these nonvested stock awards.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting.  As of March 31, 2018, 229 thousand cash-settled nonvested stock awards were outstanding.  The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock.  These awards generally vest over a period of three years.  The expense recognized related to cash-settled nonvested stock awards was $2 million during both the three months ended March 31, 2018 and 2017, and $4 million and $3 million during the six months ended March 31, 2018 and 2017, respectively.

Executive performance incentive and retention program

During 2016, certain executives were granted performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation.  At March 31, 2018, there were 61 thousand shares outstanding in connection with these awards, which includes forfeitures and the cumulative value of forfeitable dividends.  The expense recognition for these awards commenced upon completing the full separation of Valvoline which occurred on May 12, 2017, as discussed further in Note B, and resulted in $1 million and $3 million of expense for the three and six months ended March 31, 2018, respectively.  As of March 31, 2018, there was $6 million of total unrecognized compensation costs related to these awards.

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

Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.  No performance shares/units were granted for the three months ended March 31, 2018 and 2017.  Performance shares/units granted for the six months ended March 31, 2018 and 2017 were 101 thousand and 56 thousand, respectively.  As of March 31, 2018, there was $15 million of total unrecognized compensation costs related to performance shares/units.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure.  The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Ashland no longer operates.  The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss).  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2018 and 2017.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2018	2017	2018	2017
SALES
Specialty Ingredients	$646	$544	$1,196	$1,026
Composites	238	186	456	351
Intermediates and Solvents	90	76	164	133
	$974	$806	$1,816	$1,510
OPERATING INCOME (LOSS)
Specialty Ingredients	$89	$74	$131	$114
Composites	19	13	36	29
Intermediates and Solvents	4	(3)	13	(11)
Unallocated and other	(17)	(31)	(47)	(64)
	$95	$53	$133	$68

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology.  In addition, Ashland may from time to time make forward-looking statements in its annual reports, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications.  These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the program to eliminate certain existing corporate and Specialty Ingredients expenses (including the possibility that such cost eliminations may not occur or may take longer to implement than anticipated); the expected divestiture of its Composites segment and for the butanediol (BDO) manufacturing facility in Marl, Germany, and related merchant Intermediates and Solvents (I&S) products (including, in each case, the possibility that a transaction may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction); the impact of acquisitions and/or divestitures Ashland has made or may make, including the acquisition of Pharmachem (including the possibility that  Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); Ashland’s ability to generate sufficient cash to finance its stock repurchase plans;  the potential that Ashland does not realize all of the expected benefits of the separation of its Valvoline business; the potential that the Tax Cuts and Jobs Act enacted on December 22, 2017 will have a negative impact on Ashland’s financial results, and severe weather, natural disasters, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters).  Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved.  Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise.  Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 60% for both the three and six months ended March 31, 2018 and 2017.  Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2018	2017	2018	2017
North America (a)	40%	40%	40%	40%
Europe	37%	33%	36%	32%
Asia Pacific	16%	18%	16%	19%
Latin America & other	7%	9%	8%	9%
	100%	100%	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

Reportable segments

Subsequent to completing the separation from Valvoline Inc., Ashland’s businesses are managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents.  For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 48.

The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2018	2017	2018	2017
Specialty Ingredients	67%	68%	66%	68%
Composites	24%	23%	25%	23%
Intermediates and Solvents	9%	9%	9%	9%
	100%	100%	100%	100%

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

KEY DEVELOPMENTS

Business results

Ashland’s net income was $73 million in the current quarter compared to $105 million in the prior year quarter.  Ashland’s Adjusted EBITDA increased by 30% to $179 million (see U.S. GAAP reconciliation on page 40).  The increase in Adjusted EBITDA was due to growth across all three reportable segments with Specialty Ingredients reporting an increase of $26 million and Composites and Intermediates and Solvents each reporting an increase of $7 million.  Excluding the acquisition of Pharmachem, the increase in profitability for Specialty Ingredients compared to the prior year quarter was primarily driven by improvements in volume and mix and favorable foreign currency exchange.  The increase in profitability for both Composites and Intermediates and Solvents was primarily driven by improvements in product pricing.

Composites segment and Intermediates and Solvents plant

On March 20, 2018, Ashland announced that it will explore strategic alternatives for its Composites segment and the Intermediates and Solvents’ manufacturing facility in Marl, Germany.  Ashland currently expects to divest these assets, which will improve the cost structure and streamline decision making, while becoming more customer focused and accelerating adjusted EBITDA margin growth.

On May 1, 2018, Ashland also announced a program to eliminate a total of $120 million of existing corporate and Specialty Ingredients selling, general and administrative expenses, along with facility-related costs. Under this program:

•

Approximately $70 million of corporate costs allocated to the Composites business and to the butanediol manufacturing facility in Marl, Germany, are expected to be offset or eliminated through transfers and reductions.

•

Approximately $50 million of additional costs are expected to be eliminated to drive improved profitability in Specialty Ingredients and accelerate achievement of its adjusted EBITDA margin target of 25-27 percent.

Ashland expects to achieve the full run-rate savings by the end of calendar year 2019.

Tax law changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017.  The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At March 31, 2018, Ashland has not completed the internal accounting assessment for the tax effects of enactment of the Tax Act; however, Ashland determined a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.   Ashland recognized a provisional amount for the six months ended March 31, 2018, which is included as a component of income tax expense from continuing operations.  Ashland recorded net unfavorable tax adjustments of $16 million primarily related to deferred tax rate changes and a one-time transition tax assessed on foreign cash and unremitted earnings.

Stock repurchase program

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program that had $500 million of authorization remaining.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation table on page 40 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans.)  Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see Note M of the Notes to Consolidated Financial Statements within the 2017 Form 10-K.

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other financing expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Current Quarter - Key financial results for the three months ended March 31, 2018 and 2017 included the following:

•

Ashland’s net income attributable to Ashland amounted to $73 million and $92 million for the three months ended March 31, 2018 and 2017, respectively, or $1.15 and $1.47 diluted earnings per share, respectively.

•

Ashland’s net income attributable to noncontrolling interest amounted to $13 million for the three months ended March 31, 2017 and reflects the noncontrolling interest of Valvoline Inc. before the final separation occurred on May 12, 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

•

Discontinued operations, which are reported net of taxes, resulted in income of $7 million and $76 million during the three months ended March 31, 2018 and 2017, respectively.  The activity within discontinued operations for the three months ended March 31, 2017 includes the operating results of Valvoline Inc.

•	Income from continuing operations, which excludes results from discontinued operations, amounted to $66 million and $29 million for the three months ended March 31, 2018 and 2017, respectively.
•

The effective income tax rates were 1% and a benefit of 21% for the three months ended March 31, 2018 and 2017, respectively, and were impacted by certain discrete items in both the current and prior year quarters.

•	Ashland incurred pretax net interest and other financing expense of $29 million for each of the three months ended March 31, 2018 and 2017.
•	Operating income was $95 million and $53 million for the three months ended March 31, 2018 and 2017, respectively.

Year-to-Date - Key financial results for the six months ended March 31, 2018 and 2017 included the following:

•

Ashland’s net income attributable to Ashland amounted to $69 million and $91 million for the six months ended March 31, 2018 and 2017, respectively, or $1.08 and $1.47 diluted earnings per share, respectively.

•

Ashland’s net income attributable to noncontrolling interest amounted to $24 million for the six months ended March 31, 2017 and reflects the noncontrolling interest of Valvoline Inc. before the final distribution occurred on May 12, 2017.

•

Discontinued operations, which are reported net of taxes, resulted in income of $10 million and $152 million during the six months ended March 31, 2018 and 2017, respectively. The activity within discontinued operations for the six months ended March 31, 2017 includes the operating results of Valvoline Inc.

•

Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to income of $59 million and a loss of $37 million for the six months ended March 31, 2018 and 2017, respectively.

•	The effective income tax rates were 20% and 55% for the six months ended March 31, 2018 and 2017, respectively, and were impacted by certain discrete items in both the current and prior year periods.
•

Ashland incurred pretax net interest and other financing expense of $59 million and $152 million for the six months ended March 31, 2018 and 2017, respectively. The prior year period was impacted by $92 million of net charges associated with debt financing activity.

•	Operating income was $133 million and $68 million for the six months ended March 31, 2018 and 2017, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter - Operating income amounted to $95 million and $53 million for the three months ended March 31, 2018 and 2017, respectively.  The current and prior year quarters' operating income included certain key items that were excluded to arrive at Adjusted EBITDA.  These key items are summarized as follows:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	Separation, restructuring and other costs and accelerated depreciation include the following:
◦	$4 million of accelerated depreciation related to the planned closure of an office building during the three months ended March 31, 2018;
◦	$4 million of integration costs related to the acquisition of Pharmachem for the three months ended March 31, 2018;
◦

$2 million and $19 million of costs related to the separation of Valvoline during the three months ended March 31, 2018 and 2017, respectively (which included $1 million of accelerated depreciation during the three months ended March 31, 2017); and

◦	$2 million of accelerated depreciation for the termination of a contract at a manufacturing facility during the three months ended March 31, 2018; and
•	$5 million of income related to proceeds from a legal settlement during the three months ended March 31, 2018.

Operating income for the three months ended March 31, 2018 and 2017 included depreciation and amortization of $76 million and $66 million, respectively (which excluded accelerated depreciation of $6 million and $1 million for the three months ended March 31, 2018 and 2017, respectively).

Year-to-Date - Operating income amounted to $133 million and $68 million for the six months ended March 31, 2018 and 2017, respectively.  The current and prior year periods’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA.  In addition to the key items within the current and prior year quarters previously discussed, the following are also excluded on a year-to-date basis:

•	Separation, restructuring and other costs and accelerated depreciation include the following additional key items:
◦	an additional $6 million and $23 million of costs related to the separation of Valvoline during the six months ended March 31, 2018 and 2017, respectively;
◦	an additional $4 million of accelerated depreciation related to the planned closure of an office building during the six months ended March 31, 2018;
◦	an additional $2 million of integration costs related to the acquisition of Pharmachem for the six months ended March 31, 2018;
◦	an additional $2 million of accelerated depreciation for the termination of a contract at a manufacturing facility during the six months ended March 31, 2018; and
◦	$1 million of severance and other restructuring charges for the closure of a manufacturing plant during the six months ended March 31, 2018;
•	$11 million of environmental charges during the six months ended March 31, 2018;
•	a $5 million charge for a legal reserve during the six months ended March 31, 2017; and
•	a remeasurement gain of $2 million associated with the discontinuation of certain post-employment health and life insurance benefits during the six months ended March 31, 2017.

Operating income for the six months ended March 31, 2018 and 2017 included depreciation and amortization of $149 million and $133 million, respectively (which excluded accelerated depreciation of $12 million and $1 million for the six months ended March 31, 2018 and 2017, respectively).

EBITDA, Adjusted EBITDA and Key Items

EBITDA totaled $179 million and $195 million for the three months ended March 31, 2018 and 2017, respectively, and $292 million and $355 million for the six months ended March 31, 2018 and 2017, respectively.  EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ongoing effects of Ashland’s operations, which exclude certain key items and the impact of Ashland's previous noncontrolling interest in Valvoline Inc.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Net income	$73	$105	$69	$115
Income tax expense (benefit)	1	(5)	15	(45)
Net interest and other financing expense	29	29	59	152
Depreciation and amortization (a)	76	66	149	133
EBITDA	179	195	292	355
Income from discontinued operations (net of tax)	(7)	(76)	(10)	(152)
Key items included in EBITDA:
Separation, restructuring and other costs	6	18	15	41
Accelerated depreciation	6	1	12	1
Legal settlement/reserve	(5)	—	(5)	5
Environmental reserve adjustments	—	—	11	—
Gain on post-employment plan remeasurement	—	—	—	(2)
Total key items included in EBITDA	7	19	33	45
Adjusted EBITDA	$179	$138	$315	$248

Total key items included in EBITDA	$7	$19	$33	$45
Debt refinancing costs (b)	—	—	—	92
Total key items, before tax	$7	$19	$33	$137

(a)

Excludes $6 million and $1 million of accelerated depreciation for the three months ended March 31, 2018 and 2017, respectively, and $12 million and $1 million of accelerated depreciation for the six months ended March 31, 2018 and 2017, respectively.

(b)

Debt refinancing costs during the six months ended March 31, 2017 primarily related to accelerated accretion from the tender offer of the 2029 notes and were recorded within the net interest and other financing expense caption on the Statement of Consolidated Comprehensive Income (Loss).

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the income (loss) from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the Adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The Adjusted EPS for the income (loss) from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations.  Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhancing their ability to compare period-to-period financial results.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
	2018	2017	2018	2017
Diluted EPS from continuing operations (as reported)	$1.04	$0.46	$0.93	$(0.59)
Key items, before tax:
Separation, restructuring and other costs	0.19	0.32	0.42	0.69
Legal settlement/reserve	(0.07)	—	(0.07)	0.07
Environmental reserve adjustments	—	—	0.18	—
Gain on post-employment plan remeasurement	—	—	—	(0.04)
Debt refinancing costs	—	—	—	1.48
Key items, before tax	0.12	0.32	0.53	2.20
Tax effect of key items (a)	(0.03)	(0.08)	(0.14)	(0.79)
Key items, after tax	0.09	0.24	0.39	1.41
Tax specific key items:
Deferred tax rate changes	(0.07)	—	(2.06)	—
One-time transition tax	—	—	2.22	—
Other	—	—	—	0.01
Tax specific key items (b)	(0.07)	—	0.16	0.01
Total key items	0.02	0.24	0.55	1.42
Adjusted diluted EPS from continuing operations (non-GAAP)	$1.06	$0.70	$1.48	$0.83

(a)	Represents the diluted EPS impact from the tax effect of the key items that are previously identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of tax specific key items.  For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the following caption review section.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and six months ended March 31, 2018 and 2017.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Sales	$974	$806	$168	$1,816	$1,510	$306

The following table provides a reconciliation of the change in sales between the three and six months ended March 31, 2018 and 2017.

	Three months ended	Six months ended
(In millions)	March 31, 2018	March 31, 2018
Acquisitions and divestitures	$73	$136
Currency exchange	41	62
Pricing	34	63
Volume	18	37
Product mix	2	8
Change in sales	$168	$306

Current Quarter - Sales for the current quarter increased $168 million compared to the prior year quarter.  The acquisition of Pharmachem within the Specialty Ingredients reportable segment increased sales by $63 million, or 8%, while the net impact of other acquisitions and divestitures increased sales by $10 million.  Favorable foreign currency exchange increased sales by $41 million, or 5%, while improvement in pricing increased sales by $34 million, or 4%.  Higher volumes and changes in product mix increased sales by $18 million and $2 million, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Year-to-Date - Sales for the current period increased $306 million compared to the prior year period.  The acquisition of Pharmachem within the Specialty Ingredients reportable segment increased sales by $121 million, 8%, while the net impact of other acquisitions and divestitures increased sales by $15 million.   Improvements in pricing increased sales by $63 million, or 4%, while favorable foreign currency exchange increased sales by $62 million.  Higher volumes and changes in product mix increased sales by $37 million and $8 million, respectively.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Cost of sales	$699	$578	$121	$1,312	$1,093	$219
Gross profit as a percent of sales	28.2%	28.3%		27.8%	27.6%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and six months ended March 31, 2018 and 2017.

	Three months ended	Six months ended
(In millions)	March 31, 2018	March 31, 2018
Changes in:
Acquisitions and divestitures	$54	$104
Production costs	32	50
Currency exchange	27	43
Volume	6	16
Product mix	2	5
Severance and other restructuring costs	—	1
Change in cost of sales	$121	$219

Current Quarter - Cost of sales for the current quarter increased $121 million compared to the prior year quarter.  The Pharmachem acquisition increased cost of sales by $45 million, or 8%, while the net impact of other acquisitions and divestitures increased cost of sales by $9 million.  Unfavorable production costs and foreign currency exchange increased cost of sales by $32 million, or 6%, and $27 million, or 5%, respectively.  Higher volumes and changes in product mix increased cost of sales by $6 million and $2 million, respectively.

Year-to-Date - Cost of sales for the current period increased $219 million compared to the prior year period.  The Pharmachem acquisition increased cost of sales by $90 million, or 8%, while the net impact of other acquisitions and divestitures increased cost of sales by $14 million.  Unfavorable production costs and foreign currency exchange increased cost of sales by $50 million, or 5%, and $43 million, or 4%, respectively.  Higher volumes and changes in product mix increased cost of sales by $16 million and $5 million, respectively, while the current period also included $1 million of severance and other restructuring charges related to a plant closure.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expense	$163	$155	$8	$334	$312	$22
As a percent of sales	16.7%	19.2%		18.4%	20.7%

Current Quarter - Selling, general and administrative expense for the current quarter increased $8 million compared to the prior year quarter with expenses as a percent of sales decreasing 2.5 percentage points.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$9 million of incremental costs related to Pharmachem’s operations and $4 million of Pharmachem integration costs during the current quarter;
•	an increase of $5 million due to foreign currency exchange in the current quarter;
•	$4 million of accelerated depreciation related to the planned closure of an office building during the current quarter;
•	an increase of $3 million due to higher employee-related costs in the current quarter; and
•	$2 million of costs related to the separation of Valvoline during the current quarter compared to $19 million in the prior year quarter.

Year-to-Date - Selling, general and administrative expense for the current period increased $22 million compared to the prior year period with expenses as a percent of sales decreasing 2.3 percentage points.  Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•	$20 million of incremental costs related to Pharmachem’s operations and $6 million of Pharmachem integration costs during the current period;
•	$18 million and $8 million in net environmental-related expenses during the current and prior year periods, respectively;
•	an increase of $10 million due to foreign currency exchange in the current period;
•	$8 million of accelerated depreciation related to the planned closure of an office building during the current period;
•	$8 million of costs related to the separation of Valvoline during the current period compared to $42 million in the prior year period;
•	an increase of $7 million due to higher employee-related costs in the current period; and
•	a $5 million charge for a legal reserve during the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Research and development expense	$21	$21	$—	$43	$41	$2

Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.

Year-to-Date - Research and development expense remained relatively consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Equity and other income
Equity income (a)	$—	$—	$—	$—	$—	$—
Other income	4	1	3	6	4	2
	$4	$1	$3	$6	$4	$2

(a)	Activity of $0 denotes value less than $1 million.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Current Quarter – Other income increased compared to the prior year quarter primarily due to the current quarter including $5 million of proceeds from a legal settlement, partially offset by $2 million of accelerated depreciation for the termination of a contract at a manufacturing facility.

Year-to-Date – Excluding the impact from the items previously discussed in the current quarter analysis, other income remained relatively consistent compared with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Net interest and other financing
expense (income)
Interest expense	$34	$31	$3	$68	$157	$(89)
Interest income	(1)	(1)	—	(3)	(2)	(1)
Available-for-sale securities income	(5)	(4)	(1)	(8)	(7)	(1)
Other financing costs	1	3	(2)	2	4	(2)
	$29	$29	$—	$59	$152	$(93)

Current Quarter - Net interest and other financing expense remained consistent with the prior year quarter. Available-for-sale securities income of $5 million and $4 million during the current and the prior year quarters, respectively, represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

Year-to-Date - Net interest and other financing expense decreased $93 million during the current period compared to the prior year period.  The current period decrease in interest expense of $89 million was primarily due to the prior year period including $92 million of accelerated accretion related to the December 2016 tender offer of the 2029 notes.  Available-for-sale securities income of $8 million and $7 million during the current and the prior year periods, respectively, represents investment income and realized gains related to restricted investments discussed in Note E of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Other net periodic benefit income	$1	$—	$1	$1	$3	$(2)

Current Quarter – Other net periodic benefit income remained relatively consistent with the prior year quarter.

Year-to-Date - The decrease in other net periodic benefit income compared to the prior year period primarily related to a $2 million gain on the remeasurement of certain post-employment health and life insurance benefit plans that were discontinued during the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Net loss on divestitures	$—	$—	$—	$1	$1	$—

Current Quarter - There was no activity during the current and prior year quarters.

Year-to-Date - The activity in the current and prior year periods primarily related to post-closing adjustments for certain divestitures.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Income tax expense (benefit)	$1	$(5)	$6	$15	$(45)	$60
Effective tax rate	1%	(21)%		20%	55%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 1% for the three months ended March 31, 2018 and was primarily impacted by income mix and a favorable tax discrete adjustment of $4 million related to a deferred tax rate change for a foreign entity.

The overall effective tax rate was a benefit of 21% for the three months ended March 31, 2017 and was impacted by income mix and net favorable tax discrete items of $4 million primarily related to unrecognized tax benefits due to lapse of the statute of limitations.

Year-to-Date - The overall effective tax rate was 20% for the six months ended March 31, 2018 and was primarily impacted by income mix, a deferred tax rate change for a foreign entity and net unfavorable tax discrete adjustments of $16 million related to the Tax Act.  These net unfavorable adjustments included deferred tax rate changes and a one-time transition tax assessed on foreign cash and unremitted earnings.

The overall effective tax rate was 55% for the six months ended March 31, 2017 and was impacted by income mix and net favorable tax discrete items of $4 million primarily related to unrecognized tax benefits due to lapse of the statute of limitations.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends.  Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described.  The effective tax rate, excluding key items, which is a non-GAAP measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three and six months ended March 31, 2018 and 2017 was significantly impacted by the following tax specific key items:

•	a favorable adjustment of $4 million related to a deferred tax rate change for a foreign entity during the three months ended March 31, 2018;
•

a favorable adjustment of $126 million for the remeasurement of the domestic deferred tax balances resulting from the enactment of the Tax Cuts and Jobs Act (Tax Act) during the six months ended March 31, 2018; and

•	an unfavorable adjustment of $142 million for a one-time transition tax resulting from the enactment of the Tax Act during the six months ended March 31, 2018.

The following table is a calculation of the effective tax rate, excluding these key items.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Income (loss) from continuing operations
before income taxes	$67	$24	$74	$(82)
Key items (pre-tax) (a)	7	19	33	137
Adjusted income from continuing operations
before income taxes	$74	$43	$107	$55

Income tax expense (benefit)	$1	$(5)	$15	$(45)
Income tax rate adjustments:
Tax effect of key items	2	5	10	49
Tax specific key items: (b)
Deferred tax rate changes	4	—	130	—
One-time transition tax	—	—	(142)	—
Other	—	—	—	(1)
Total income tax rate adjustments	6	5	(2)	48
Adjusted income tax expense	$7	$—	$13	$3

Effective tax rate, excluding key items (Non-GAAP)	9%	—%	12%	5%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this Management, Discussion and Analysis for a summary of the key items, before tax.
(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this Management, Discussion and Analysis.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Income from discontinued operations (net of taxes)
Valvoline	$4	$73	$(69)	$7	$149	$(142)
Asbestos-related litigation	3	—	3	3	—	3
Water Technologies	—	3	(3)	—	3	(3)
	$7	$76	$(69)	$10	$152	$(142)

Current Quarter - As a result of the full separation of Valvoline Inc. on May 12, 2017, the operating results related to Valvoline Inc., including the operating results of the former Valvoline reportable segment, have been reflected as discontinued operations (net of tax) within the Statement of Consolidated Comprehensive Income (Loss).  The activity within the current quarter primarily represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.  See Note B for more information on the Tax Matters Agreement.  During the prior year quarter, Valvoline's sales and pre-tax operating income included in discontinued operations were $514 million and $117 million, respectively.

The current quarter also included $3 million of income related to receipts from insurance carriers for asbestos-related litigation while the prior year quarter included a tax adjustment related to the sale of Ashland Water Technologies.

Year-to-Date - The Valvoline activity within the current period represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.  During the prior year period, Valvoline's sales and pre-tax operating income included in discontinued operations were $1,003 million and $237 million, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Net income attributable to
noncontrolling interest	$—	$13	$(13)	$—	$24	$(24)

Since Ashland's ownership interest in Valvoline Inc. was approximately 83% until the final separation on May 12, 2017, the amount of net income attributable to the outside stockholders' of approximately 17% noncontrolling interest in Valvoline Inc. is presented within this caption on the Statement of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2017.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and six months ended March 31, 2018 and 2017.

	Three months ended March 31			Six months ended March 31
(In millions)	2018	2017	Change	2018	2017	Change
Other comprehensive income
(loss) (net of taxes)
Unrealized translation gain (loss)	$55	$60	$(5)	$58	$(86)	$144
Pension and postretirement
obligation adjustment	—	(2)	2	—	(4)	4
Net change in available-for-sale securities	(6)	6	(12)	2	6	(4)
	$49	$64	$(15)	$60	$(84)	$144

Current Quarter - Total other comprehensive income, net of tax, for the current quarter decreased $15 million compared to the prior year quarter as a result of the following components:

•

For the three months ended March 31, 2018, the change in unrealized gain from foreign currency translation adjustments was $55 million compared to a gain of $60 million for the three months ended March 31, 2017.  The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

For the three months ended March 31, 2018, the net change in available-for-sale securities related to restricted investments amounted to a loss of $6 million compared to a gain of $6 million during the three months ended March 31, 2017.

•

The pension and postretirement obligation adjustment was $2 million for the three months ended March 31, 2017.  This amount related to amortization of unrecognized prior services credits for pension and other postretirement benefit plans and was reclassified into net income during the prior year quarter.

Year-to-Date - Total other comprehensive income (loss), net of tax, for the current period increased $144 million compared to the prior year period as a result of the following components:

•

For the six months ended March 31, 2018, the change in unrealized gain (loss) from foreign currency translation adjustments was a gain of $58 million compared to a loss of $86 million for the six months ended March 31, 2017.  The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•	The net change in available-for-sale securities related to restricted investments amounted to gains of $2 million and $6 million during the six months ended March 31, 2018 and 2017, respectively.
•

The pension and postretirement obligation adjustment was $4 million for the six months ended March 31, 2017.  This amount related to amortization of unrecognized prior services credits for pension and other postretirement benefit plans and was reclassified into net income during the prior year period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Subsequent to completing the separation from Valvoline Inc. on May 12, 2017, Ashland's operations are managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure.  The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies.  Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Ashland no longer operates.  The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss).  Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes.  Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment.  Each of these non-GAAP measures is defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items, which may include pro forma effects for significant acquisitions or divestitures, as applicable), and Adjusted EBITDA margin (Adjusted EBITDA, which may include pro forma adjustments, divided by sales or sales adjusted for pro forma results).  Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes.  As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable caption to the Statements of Consolidated Comprehensive Income (Loss).

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three and six months ended March 31, 2018 and 2017.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Sales
Specialty Ingredients	$646	$544	$1,196	$1,026
Composites	238	186	456	351
Intermediates and Solvents	90	76	164	133
	$974	$806	$1,816	$1,510
Operating income (loss)
Specialty Ingredients	$89	$74	$131	$114
Composites	19	13	36	29
Intermediates and Solvents	4	(3)	13	(11)
Unallocated and other	(17)	(31)	(47)	(64)
	$95	$53	$133	$68
Depreciation and amortization
Specialty Ingredients	$64	$53	$126	$107
Composites	6	5	11	10
Intermediates and Solvents	8	8	15	16
Unallocated and other	4	1	9	1
	$82	$67	$161	$134
Operating information
Specialty Ingredients
Sales per shipping day	$10.1	$8.5	$9.6	$8.2
Metric tons sold (thousands)	84.0	80.7	157.0	153.3
Gross profit as a percent of sales	33.6%	34.8%	32.6%	33.5%
Composites
Sales per shipping day	$3.7	$2.9	$3.6	$2.8
Metric tons sold (thousands)	97.1	84.7	188.3	163.1
Gross profit as a percent of sales	18.9%	18.5%	18.6%	19.7%
Intermediates and Solvents
Sales per shipping day	$1.4	$1.2	$1.3	$1.1
Metric tons sold (thousands)	38.0	43.2	70.7	75.4
Gross profit as a percent of sales	13.4%	5.5%	17.0%	2.8%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.

Sales by region expressed as a percentage of reportable segment sales for the three and six months ended March 31, 2018 and 2017 were as follows.  Ashland includes only U.S. and Canada in its North American designation.

	Three months ended March 31, 2018			Six months ended March 31, 2018
	Specialty		Intermediates	Specialty		Intermediates
Sales by Geography	Ingredients	Composites	and Solvents	Ingredients	Composites	and Solvents
North America	40%	46%	20%	40%	45%	20%
Europe	34%	35%	64%	33%	35%	62%
Asia Pacific	17%	12%	14%	18%	13%	15%
Latin America & other	9%	7%	2%	9%	7%	3%
	100%	100%	100%	100%	100%	100%

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended March 31, 2017			Six months ended March 31, 2017
	Specialty		Intermediates	Specialty		Intermediates
Sales by Geography	Ingredients	Composites	and Solvents	Ingredients	Composites	and Solvents
North America	39%	49%	22%	39%	48%	22%
Europe	31%	30%	57%	30%	29%	57%
Asia Pacific	20%	14%	18%	21%	15%	18%
Latin America & other	10%	7%	3%	10%	8%	3%
	100%	100%	100%	100%	100%	100%

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

March 2018 quarter compared to March 2017 quarter

Specialty Ingredients’ sales increased $102 million to $646 million in the current quarter. The acquisition of Pharmachem increased sales by $63 million, or 12%.  Favorable foreign currency exchange increased sales by $24 million, while volume and mix combined to increase sales by $22 million.   In addition, improved product pricing increased sales by $3 million.  These increases were partially offset by a decrease of $10 million from divestitures which was primarily related to the transfer of ownership interest in a consolidated joint venture.

Gross profit during the current quarter increased $28 million compared to the prior year quarter.  The acquisition of Pharmachem increased gross profit by $18 million while improved volume and mix combined to increase gross profit by $11 million.   Favorable foreign currency exchange increased gross profit by $12 million.  These increases were partially offset by the net impact of pricing and costs which decreased gross profit by $12 million and the joint venture divestiture which decreased gross profit by $1 million.  In total, gross profit margin during the current quarter decreased 1.2 percentage points as compared to the prior year quarter to 33.6%.

Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) increased $11 million in the current quarter as compared to the prior year quarter largely due to incremental costs of $9 million related to Pharmachem’s operations.  The remaining increase in selling, general and administrative expenses was primarily due to foreign currency exchange.  Equity and other income decreased $2 million compared to the prior year quarter due to accelerated depreciation during the current quarter related to the termination of a contract at a manufacturing facility.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating income totaled $89 million for the current quarter compared to $74 million in the prior year quarter.  Current quarter EBITDA increased $24 million to $151 million, while Adjusted EBITDA increased $26 million to $153 million.  Adjusted EBITDA margin increased 0.4 percentage points in the current quarter to 23.7%.

Fiscal 2018 year-to-date compared to fiscal 2017 year-to-date

Specialty Ingredients’ sales increased $170 million to $1,196 million in the current period. The acquisition of Pharmachem increased sales by $121 million, or 12%.  Favorable foreign currency exchange increased sales by $35 million, while volume and mix combined to increase sales by $31 million.  In addition, improved product pricing increased sales by $4 million.  These increases were partially offset by a decrease of $21 million from divestitures which was primarily related to the transfer of ownership interest in a consolidated joint venture.

Gross profit during the current quarter increased $47 million compared to the prior year period.  The acquisition of Pharmachem increased gross profit by $31 million while improved volume and mix combined to increase gross profit by $19 million.   Favorable foreign currency exchange increased gross profit by $16 million.  These increases were partially offset by the net impact of pricing and costs which decreased gross profit by $17 million and the joint venture divestiture which decreased gross profit by $2 million.  In total, gross profit margin during the current period decreased 0.9 percentage points as compared to the prior year period to 32.6%.

Selling, general and administrative expenses increased $26 million in the current period as compared to the prior year period largely due to incremental costs of $20 million related to Pharmachem’s operations.  The remaining increase in selling, general and administrative expenses was primarily due to higher employee-related costs and unfavorable foreign currency exchange.  Equity and other income decreased $4 million compared to the prior year period due to accelerated depreciation during the current period related to the termination of a contract at a manufacturing facility.

Operating income totaled $131 million for the current period compared to $114 million in the prior year period.  Current period EBITDA increased $32 million to $253 million, while Adjusted EBITDA increased $37 million to $258 million.  Adjusted EBITDA margin increased 0.1 percentage points in the current period to 21.6%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2018 and 2017 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients.  Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland's operations, which exclude certain key items.  The key items within the current quarter and period related to accelerated depreciation for the termination of a contract at a manufacturing facility and severance and other restructuring charges for the closure of a manufacturing plant.  There were no unusual or key items that affected comparability for EBITDA during the prior year quarter or prior year period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Operating income	$89	$74	$131	$114
Depreciation and amortization (a)	62	53	122	107
EBITDA	151	127	253	221
Accelerated depreciation	2	—	4	—
Severance and other restructuring costs	—	—	1	—
Adjusted EBITDA	$153	$127	$258	$221

(a)	Excludes $2 million and $4 million of accelerated depreciation for the three and six months ended March 31, 2018.

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

March 2018 quarter compared to March 2017 quarter

Composites’ sales increased $52 million to $238 million in the current quarter.  The acquisition of an unsaturated polyester resins manufacturing facility in the third of quarter of fiscal 2017 increased sales by $20 million, or 11%, while improved product pricing increased sales by $17 million, or 9%. Favorable foreign currency exchange increased sales by $10 million, while improved volume and mix increased sales by $5 million as metric tons sold increased to 97.1 thousand in the current quarter.

Gross profit increased $11 million in the current quarter compared to the prior year quarter.  The net effects of pricing and costs increased gross profit by $6 million.  The facility acquisition and favorable foreign currency exchange each increased gross profit by $2 million, while changes in volume and mix combined to increase gross profit by $1 million.  In total, gross profit margin increased 0.4 percentage points as compared to the prior year quarter to 18.9%.

Selling, general and administrative expenses during the current quarter increased $5 million compared to the prior year quarter primarily due to higher employee-related costs and unfavorable foreign currency exchange.   Equity and other income remained consistent with the prior year quarter.

Operating income totaled $19 million in the current quarter compared to $13 million in the prior year quarter.  EBITDA increased $7 million to $25 million in the current quarter, while EBITDA margin increased 0.8 percentage points in the current quarter to 10.5%.

Fiscal 2018 year-to-date compared to fiscal 2017 year-to-date

Composites’ sales increased $105 million to $456 million in the current period.  The acquisition of an unsaturated polyester resins manufacturing facility and improved product pricing each increased sales by $36 million, or 10%.  Improved volume and mix increased sales by $17 million, as metric tons sold increased to 188.3 thousand in the current period, while favorable foreign currency exchange increased sales by $16 million.

Gross profit increased $15 million in the current period compared to the prior year period.  The net effects of pricing and costs increased gross profit by $5 million, while changes in volume and mix combined to

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

increase gross profit by $4 million.  The facility acquisition and favorable foreign currency exchange each increased gross profit by $3 million.  In total, gross profit margin decreased 1.1 percentage points as compared to the prior year period to 18.6%.

Selling, general and administrative expenses during the current period increased $9 million compared to the prior year period primarily due to higher employee-related costs and unfavorable foreign currency exchange.   Equity and other income increased $1 million compared to the prior year period.

Operating income totaled $36 million in the current period compared to $29 million in the prior year quarter.  EBITDA increased $8 million to $47 million in the current period, while EBITDA margin decreased 0.8 percentage points in the current period to 10.3%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2018 and 2017 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Composites.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Operating income	$19	$13	$36	$29
Depreciation and amortization	6	5	11	10
EBITDA	$25	$18	$47	$39

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

March 2018 quarter compared to March 2017 quarter

Intermediates and Solvents’ sales increased $14 million to $90 million in the current quarter.  Improved product pricing increased sales by $14 million, while favorable foreign currency exchange increased sales by $7 million.  The combination of lower volumes and unfavorable mix decreased sales by $7 million

Gross profit increased $7 million during the current quarter compared to the prior year quarter.  The net impact of pricing and costs increased gross profit by $13 million primarily due to improvements in product pricing.  Higher facility turn around costs in the current quarter resulted in a $6 million decrease in gross profit as a result of a significant planned plant shutdown that occurred in the current quarter.  In total, gross profit margin increased 7.9 percentage points as compared to the prior year quarter to 13.4%.

Selling, general and administrative expenses remained consistent with the prior year quarter.

Operating income totaled $4 million in the current quarter as compared to a loss of $3 million in the prior year quarter.  EBITDA increased $7 million to $12 million in the current quarter, while EBITDA margin increased 6.7 percentage points in the current quarter to 13.3%.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2018 year-to-date compared to fiscal 2017 year-to-date

Intermediates and Solvents’ sales increased $31 million to $164 million in the current period.  Improved product pricing increased sales by $23 million while favorable foreign currency exchange increased sales by $11 million.  The combination of lower volumes and unfavorable mix decreased sales by $3 million.

Gross profit increased $24 million during the current period compared to the prior year period.  The net impact of pricing and costs increased gross profit by $20 million primarily due to improvements in product pricing. Lower facility turn around costs in the current period resulted in an $3 million increase in gross profit.  Volume declines were more than offset by product mix improvements to increase gross profit by $1 million.  In total, gross profit margin increased 14.2 percentage points as compared to the prior year period to 17.0%.

Selling, general and administrative expenses remained consistent with the prior year period.

Operating income totaled $13 million in the current period as compared to a loss of $11 million in the prior year period.  EBITDA increased $23 million to $28 million in the current period, while EBITDA margin increased 13.3 percentage points in the current period to 17.1%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2018 and 2017 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents.  There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Operating income (loss)	$4	$(3)	$13	$(11)
Depreciation and amortization	8	8	15	16
EBITDA	$12	$5	$28	$5

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment's operating income (loss) for the three and six months ended March 31, 2018 and 2017.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2018	2017	2018	2017
Restructuring activities (a)	$(12)	$(23)	$(26)	$(47)
Environmental expenses	(4)	(4)	(18)	(8)
Legal settlement/reserve	5	—	5	(5)
Other expense	(6)	(4)	(8)	(4)
Total expense	$(17)	$(31)	$(47)	$(64)

(a)	Includes separation, severance, integration and stranded divestiture costs.

March 2018 quarter compared to March 2017 quarter

Unallocated and other recorded expense of $17 million and $31 million for the three months ended March 31, 2018 and 2017, respectively.  The current and prior year quarters included charges for restructuring activities of $12 million and $23 million, respectively, which were comprised of the following items:

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	$4 million of accelerated depreciation related to the planned closure of an office building during the current quarter;
•	$4 million of integration costs related to the acquisition of Pharmachem during the current quarter;
•	$2 million and $19 million of costs related to the separation of Valvoline during the current and prior year quarters, respectively; and
•	$2 million and $4 million of stranded divestiture costs during the current and prior year quarters, respectively.

The remaining unallocated items primarily included environmental expenses of $4 million during both the current and prior year quarters and $5 million of income related to proceeds from a legal settlement during the current quarter.

Fiscal 2018 year-to-date compared to fiscal 2017 year-to-date

Unallocated and other recorded expense of $47 million and $64 million for the six months ended March 31, 2018 and 2017, respectively.  The current and prior year periods included charges for restructuring activities of $26 million and $47 million, respectively, which were comprised of the following items:

•	$8 million of accelerated depreciation related to the planned closure of an office building during the current period;
•	$6 million of integration costs related to the acquisition of Pharmachem during the current period;
•	$8 million and $42 million of costs related to the separation of Valvoline during the current and prior year periods, respectively; and
•	$4 million and $5 million of stranded divestiture costs during the current and prior year periods, respectively.

The remaining unallocated items during the current period primarily included $18 million for environmental expenses and $5 million of income related to proceeds from a legal settlement while the remaining items during the prior year period primarily included $8 million for environmental expenses and $5 million of expense for a legal reserve.

FINANCIAL POSITION

Liquidity

Ashland had $225 million in cash and cash equivalents as of March 31, 2018, of which $207 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations.  In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted.  Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.  However, due to the recent Tax Act, Ashland will be reassessing this position in future quarters.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2018 and 2017.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six months ended
	March 31
(In millions)	2018	2017
Cash provided (used) by:
Operating activities from continuing operations	$—	$(2)
Investing activities from continuing operations	(100)	(63)
Financing activities from continuing operations	(220)	(473)
Discontinued operations	(24)	(36)
Effect of currency exchange rate changes on cash and cash equivalents	3	(10)
Net decrease in cash and cash equivalents	$(341)	$(584)

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the six months ended March 31, 2018 and 2017.

	Six months ended
	March 31
(In millions)	2018	2017
Cash flows provided (used) by operating activities from continuing operations
Net income	$69	$115
Income from discontinued operations (net of income taxes)	(10)	(152)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	161	134
Original issue discount and debt issuance costs amortization	4	97
Deferred income taxes	4	—
Stock based compensation expense	13	9
Excess tax benefit on stock based compensation	2	2
Gain on early retirement of debt	—	(3)
Realized gains and investment income on available-for-sale securities	(8)	(7)
Net loss on divestitures	1	1
Pension contributions	(7)	(4)
Gain on post-employment plan remeasurement	—	(2)
Change in operating assets and liabilities (a)	(229)	(192)
Total cash flows used by operating activities from continuing operations	$—	$(2)

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows used from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to zero and a cash outflow of $2 million in the current and prior year periods, respectively.

Operating Activities - Operating Assets and Liabilities

The cash results during each period are primarily driven by net income (loss), excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including original issue discount and debt issuance cost amortization), as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.  Ashland continues to emphasize working capital management as a high priority and focus.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes in net working capital accounted for outflows of $189 million and $68 million for the six months ended March 31, 2018 and 2017, respectively, and were driven by the following:

•

Accounts receivable - There were cash outflows of $108 million and $49 million during the current and prior year periods, respectively, which were primarily due to increased sales compared to the prior year period.

•

Inventory – There was a cash outflow of $18 million and a cash inflow of $9 million during the current and prior year periods, respectively, which were primarily due to sales volumes and inventory management strategies.

•

Trade and other payables - There were cash outflows of $63 million and $28 million during the current and prior year periods, respectively, which were primarily driven by seasonal declines in trade payables and incentive compensation payouts from the prior year paid during the first quarter of each fiscal year.

The remaining outflows within changes in operating assets and liabilities of $40 million and $124 million in the current and prior year periods, respectively, relate primarily to adjustments to certain accruals and long-term assets and liabilities as well as income taxes received and paid.

Operating Activities - Summary

Operating cash flows for the current period included income from continuing operations of $59 million, noncash adjustments of $161 million for depreciation and amortization and $4 million for debt issuance cost amortization.

Operating cash flows for the prior year period included a loss from continuing operations of $37 million million and noncash adjustments of $134 million for depreciation and amortization and $97 million for original issue discount and debt issuance cost amortization, including $92 million of accelerated accretion related to the tender offer of the 2029 notes.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the six months ended March 31, 2018 and 2017.

	Six months ended
	March 31
(In millions)	2018	2017
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(60)	$(73)
Proceeds from disposal of property, plant and equipment	1	—
Purchase of operations - net of cash acquired	(11)	—
Proceeds (uses) from sale of operations	1	(1)
Life insurance payments	(37)	—
Net purchase of funds restricted for specific transactions	(8)	(2)
Reimbursement from restricted investments	17	12
Proceeds from sales of available-for-sale securities	17	19
Purchase of available-for-sale securities	(17)	(19)
Proceeds from the settlement of derivative instruments	—	4
Payments for the settlement of derivative instruments	(3)	(3)
Total cash flows used by investing activities from continuing operations	$(100)	$(63)

Cash used by investing activities was $100 million and $63 million for the current and prior year periods, respectively.  The significant cash investing activities for the current period primarily related to cash outflows of $60 million for property additions compared to $73 million in the prior year period.  The

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

current period also included cash outflows of $37 million related to payments for a corporate-owned life insurance policy loan and $11 million for the purchase of Vornia Limited.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the six months ended March 31, 2018 and 2017.

	Six months ended
	March 31
(In millions)	2018	2017
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	$(3)	$(254)
Premium on long-term debt	—	(5)
Repayment of short-term debt	(181)	(151)
Debt issuance costs	—	(2)
Cash dividends paid	(28)	(48)
Stock based compensation employee withholding taxes paid in cash	(8)	(13)
Total cash flows used by financing activities from continuing operations	$(220)	$(473)

Cash flows used by financing activities was $220 million for the current period as compared to $473 million for the prior year period.

Significant cash financing activities for the current period included short-term debt net repayments of $181 million related to the 2017 Revolving Credit Facility and the accounts receivable securitization.  The outstanding balance of the 2017 Revolving Credit Facility and a portion of the accounts receivable securitization were repaid using approximately $300 million of cash that was repatriated in January 2018.  The current period included cash dividends paid of $0.45 per share, for a total of $28 million.

Significant cash financing activities for the prior year period included cash outflows of $254 million related to the repayments of a portion of the 2029 notes, 2022 notes and 2018 notes.  Additionally, the prior year period included short-term debt net repayments of $151 million, which was primarily related to the $150 million full repayment of a term loan held by a foreign subsidiary.  The prior year period included cash dividends paid of $0.78 per share, for a total of $48 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the six months ended March 31, 2018 and 2017.

	Six months ended
	March 31
(In millions)	2018	2017
Cash provided (used) by discontinued operations
Operating cash flows	$(24)	$60
Investing cash flows	—	(79)
Financing cash flows	—	(17)
Total cash used by discontinued operations	$(24)	$(36)

Cash flows for discontinued operations in the current period primarily related to previously divested businesses, including net payments of asbestos and environmental liabilities.

Cash flows for discontinued operations in the prior year period primarily relate to net cash outflows of $15 million related to the activity of Valvoline Inc.  The remaining cash flows in the prior year period related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed periods.  Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2018	2017
Total cash flows used by operating activities from continuing operations	$—	$(2)
Adjustments:
Additions to property, plant and equipment	(60)	(73)
Free cash flows (a)	$(60)	$(75)

(a)	Includes $29 million and $40 million of restructuring payments for the six months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,012 million, compared to $941 million at September 30, 2017.  Liquid assets (cash, cash equivalents and accounts receivable) amounted to 132% and 122% of current liabilities at March 31, 2018 and September 30, 2017, respectively.

The following summary reflects Ashland’s cash and unused borrowing capacity as of March 31, 2018 and September 30, 2017.

(In millions)	March 31 2018	September 30 2017
Cash and investment securities
Cash and cash equivalents	$225	$566

Unused borrowing capacity
2017 Revolving credit facility	$752	$579
Accounts receivable securitization facility	67	35

The borrowing capacity remaining under the 2017 Revolving Credit Facility was $752 million due to a reduction of $48 million for letters of credit outstanding at March 31, 2018.  In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facility, was $1,044 million at March 31, 2018, compared to $1,180 million at September 30, 2017.

Capital resources

Debt

The following summary reflects Ashland’s debt as of March 31, 2018 and September 30, 2017.

(In millions)	March 31 2018	September 30 2017
Short-term debt (includes current portion of long-term debt)	$59	$235
Long-term debt (less current portion and debt issuance cost discounts) (a)	2,579	2,584
Total debt	$2,638	$2,819

(a)	Includes $23 million and $25 million of debt issuance cost discounts as of March 31, 2018 and September 30, 2017, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The current portion of long-term debt was $11 million at March 31, 2018.  Debt as a percent of capital employed was 43% at March 31, 2018 and 45% at September 30, 2017.  At March 31, 2018, Ashland’s total debt had an outstanding principal balance of $2,713 million, discounts of $52 million, and debt issuance costs of $23 million.  The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $3 million remaining in 2018, $11 million in 2019, $269 million in 2020, $56 million in 2021 and $1,279 million in 2022.

Financing Activities

Accounts receivable securitization

During March 2018, the termination date of the accounts receivable securitization facility was extended from March 2018 to March 2020.  The available funding for qualified receivables under the accounts receivable securitization facility increased from $100 million to $115 million.  No other changes are expected to have a significant impact to Ashland's results of operations and financial position.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

6.50% junior subordinated notes due 2029

In December 2016, Hercules LLC (Hercules) (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer (the Tender Offer), $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 notes) for an aggregate purchase price of $177 million.  As a result of the Tender Offer, the carrying value of the 2029 notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt.  The charge and net gain are included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.

Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018

During the six months ended March 31, 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 notes) and its 3.875% notes due 2018 (2018 notes).  As a result of these repurchases, the carrying values of the 2022 notes and 2018 notes were reduced by $39 million and $41 million, respectively.  Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2017.

Ashland credit ratings

Ashland’s corporate credit rating with Standard & Poor’s is BB, while Moody’s Investor Services is Ba2. Moody’s Investor Services and Standard & Poor's outlooks both remained at stable.  Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2017 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations.  As of March 31, 2018, Ashland is in compliance with all debt agreement covenant restrictions under the 2017 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2017 Credit Agreement is 4.5.  The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period.  In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income.  The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page 40. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement is 3.0.  The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

At March 31, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.8, which is below the maximum consolidated ratio permitted under the 2017 Credit Agreement of 4.5.  At March 31, 2018, Ashland’s calculation of the consolidated interest coverage ratio was 4.8, which exceeds the minimum required consolidated ratio of 3.0.

The average change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.6x effect on the consolidated net leverage ratio and a 0.8x effect on the consolidated interest coverage ratio.  The average change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

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

Total equity

Total equity increased $105 million since September 30, 2017 to $3,511 million at March 31, 2018.  The increase of $105 million was due to net income of $69 million, deferred translation gains of $58 million, $4 million for common shares issued under stock incentive and other plans, and a $2 million net increase in available-for-sale securities.  These increases were partially offset by cash dividends of $28 million.

Stock repurchase program

In April 2015, Ashland's Board of Directors approved a $1 billion share repurchase authorization that was set to expire on December 31, 2017 (the 2015 stock repurchase program).  During September 2017, Ashland's Board of Directors extended the 2015 stock repurchase program indefinitely, at which point $500 million of share repurchase authorization remained under the 2015 stock repurchase program.

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program.  Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans.  As of March 31, 2018, $1 billion remained available for repurchase under this authorization.

Stockholder dividends

In May 2017, subsequent to the final distribution of Valvoline Inc.'s common stock, the Board of Directors of Ashland announced a quarterly cash dividend of 22.5 cents per share to eligible stockholders at record which was paid for quarterly dividends in the first and second quarters of fiscal 2018 and the third and fourth quarters of fiscal 2017.  This represented a reduction from the previous quarterly dividend of 39 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2017.

Capital expenditures

Capital expenditures were $60 million for the six months ended March 31, 2018 and averaged approximately $217 million during the last three fiscal years.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

In addition, during January 2018, Ashland repatriated approximately $300 million in cash that was used to repay existing debt.  There were no other significant changes to the contractual obligations table as presented at September 30, 2017.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation.  These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.  Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors.  No material changes have been made to the valuation techniques during the six months ended March 31, 2018.

OUTLOOK

Fiscal Year 2018

Ashland updated its financial outlook for fiscal 2018 as shown in the table below.

	Prior FY 2018 Outlook	Updated FY 2018 Outlook
Adjusted EBITDA
Specialty Ingredients	$560 - $590 million	$565 - $585 million
Composites	$85 - $95 million	$90 - $100 million
Intermediates & Solvents	$40 - $50 million	$50 - $60 million
Unallocated and other	($35 - $45 million)	No change

Key Operating Metrics
Free cash flow	>$220 million	No change
Adjusted diluted EPS	$2.90 - $3.10	$3.30 - $3.50

Corporate Items
Depreciation & amortization	~$290 million	~$300 million
Interest expense	$125 - $135 million	$123 - $128 million
Effective tax rate	16 - 20%	13 - 17%
Capital expenditures	$195 - $205 million	No change
Diluted share count	~64 million	No change

Third Quarter of 2018

For the third quarter of fiscal 2018, Ashland expects Adjusted diluted EPS to be in the range of $0.95-$1.05 per diluted share, compared to $0.83 in the prior-year period. This estimate assumes an effective tax rate of 17% for the third quarter.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2018 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting - During the six months ended March 31, 2018, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

During the June 2017 quarter, Ashland completed its purchase of Pharmachem.  Although management believes appropriate internal controls and procedures have been maintained, Pharmachem’s controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland’s management as of March 31, 2018.  As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Pharmachem's businesses.

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

Environmental Proceedings

(a)  CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP).  As of March 31, 2018, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 83 waste treatment or disposal sites.  These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group.  Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites.  The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries.  Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts.  While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2018.  There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2018.

ITEM 1A.  RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2018 was as follows:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2018 to January 31, 2018:
Employee Tax Withholdings	3,105	(b)	$72.39	—	$500
February 1, 2018 to February 28, 2018:
Employee Tax Withholdings	1,224	(b)	70.24	—	500
March 1, 2018 to March 31, 2018:
Employee Tax Withholdings	5	(b)	67.10	—	1,000
Total	4,334			—	$1,000

(a)  In April 2015, the Company's Board of Directors authorized a program to repurchase up to $1 billion of the Company's stock, with the authorization expiring December 31, 2017.  In September 2017, the Company's Board of Directors renewed the program for the remaining $500 million.  During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program.  The Company's stock repurchase program does not obligate it to acquire any specific number of shares.  Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of March 31, 2018, $1 billion remains available for repurchase under this authorization.

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

*Filed herewith.

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2018 and March 31, 2017; (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and September 30, 2017; (iii) Statements of Consolidated Equity at March 31, 2018; (iv) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2018 and March 31, 2017; and (v) Notes to Condensed Consolidated Financial Statements.

SM Service mark, Ashland or its subsidiaries, registered in various countries.

™ Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
May 2, 2018	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)