Form 10-K
period 2018-09-30
ASHLAND GLOBAL HOLDINGS INC
filed 2018-11-19
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

At March 31, 2018, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,338,042,000. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2018, there were 62,487,188 shares of Registrant’s common stock outstanding.

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

Ashland is a global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 6,000 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland's operations are managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. In previous years, Composites and Intermediates and Solvents were reporting units included within the Ashland Performance Materials reportable segment. On November 15, 2018, Ashland announced it had signed a definitive agreement to sell its Composites segment and the Intermediates and Solvents facility in Marl, Germany to INEOS Enterprises in a transaction valued at $1.1 billion.  The transaction is expected to close prior to the end of the June 2019 quarter, contingent on certain customary regulatory approvals, standard closing conditions and completion of the required employee information and consultation processes.  Ashland will retain the Intermediates and Solvents facility in Lima, Ohio.

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

Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gelcoats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry. The products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and combustion engine oil.

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

Available Information - Ashland’s Internet address is http://www.ashland.com. On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission (SEC). Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and global code of conduct that applies to Ashland’s directors, officers and employees. These documents are also available in print to any stockholder who requests them. Information contained on Ashland’s website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

SPECIALTY INGREDIENTS

Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from cellulose ethers, vinyl pyrrolidones, acrylic polymers, polyester and polyurethane-based adhesives, and plant and seed extract, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.

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

Health and Wellness - Specialty Ingredients is a leading supplier of excipients and tablet coating systems to the pharmaceutical and nutraceutical industries. Excipients include a comprehensive range of polymers for use as tablet binders, superdisintegrants, sustained-release agents and drug solubilizers, as well as a variety of coating formulations for immediate, delayed, and sustained release applications. The portfolio also includes expertise in nutraceutical formulation and blending. Its nutrition portfolio provides functional benefits in areas such as thickening, texture control, thermal gelation, structure enhancement, water binding, clarification and stabilization. Its core products include cellulose gums and vinyl pyrrolidone polymers which are used in a wide range of offerings for bakery, beverage, dairy, desserts, meat products, pet food, prepared foods, sauces and savory products.

Adhesives - Specialty Ingredients manufactures and sells adhesive solutions to the packaging and converting, building and construction, and transportation markets and manufactures and markets specialty coatings and adhesive solutions for use across multiple industries. Key technologies and markets include: acrylic polymers for pressure-sensitive adhesives; urethane adhesive for flexible packaging applications; aqueous and radiation-curable adhesives and specialty coatings for printing and converting applications; emulsion polymer isocyanate adhesives for structural wood bonding; elastomeric polymer adhesives for commercial roofing applications; acrylic, polyurethane and epoxy structural adhesives for bonding fiberglass reinforced plastics, composites, thermoplastics and metals in automotive, marine, recreational and industrial applications; specialty phenolic resins for paper impregnation and friction material bonding. Adhesive’s products provide an array of functional properties including high-strength bonding, ease and speed of product assembly, heat and moisture resistance and design flexibility.

Coatings - Specialty Ingredients is a recognized leader in rheology solutions for waterborne architectural paint and coatings. Products include hydroxyethylcellulose (HEC), which provides thickening and application properties for interior and exterior paints, and nonionic synthetic associative thickeners (NSATs), which are APEO-free liquid synthetics for high-performance paint and industrial coatings. The Coatings Specialties market complements its rheology offering with a broad portfolio of performance foam-control agents, surfactants and wetting agents, dispersants and pH neutralizers.

Construction - Specialty Ingredients is a major producer and supplier of cellulose ethers and companion products for the construction industry. These products control properties such as water retention, open time, workability, adhesion, stabilization, pumping, sag resistance, rheology, strength, appearance and performance in dry-mortar formulations.

Energy - Specialty Ingredients is a leading global manufacturer of synthetic- and cellulosic-based products for drilling fluids, oil-well cement slurries, completion and workover fluids, fracturing fluids and production chemicals. Energy Specialties offers the oil and gas industry solutions for drilling, stimulation, completion, cementing and production applications.

Performance - Specialty Ingredients provides products and services to over 30 industries. Ashland offers a broad spectrum of organo- and water-soluble polymers that are derived from both natural and synthetic resources. Product lines include derivatized cellulose polymers, synthetics, and vinyl pyrrolidone polymers that impart effective functionalities to serve a variety of industrial markets and specialized applications. Many of the products within Performance Specialties function as performance additives that deliver high levels of end-user value in formulated products. In other areas, such as plastics and textiles, Performance Specialties’ products function as a processing aid, improving the quality of end products and reducing manufacturing costs.

For fiscal 2018, the following Specialty Ingredients products were 10% or greater of Ashland’s total consolidated sales:

Product	% of Specialty Ingredients sales	% of Ashland total consolidated sales
Cellulosics	34%	22%
PVP	17%	11%

Specialty Ingredients operates throughout the Americas, Europe and Asia Pacific. It has 43 manufacturing and lab facilities in ten countries which serve its various end markets and participates in one joint venture. Specialty Ingredients has manufacturing facilities in Huntsville, Alabama; Anaheim, California; Wilmington, Delaware; Calumet City, Illinois; Calvert City, Kentucky; Freetown, Massachusetts; Chatham, Kearny, Parlin, Paterson, S. Hackensack (two facilities) and Totowa, New Jersey; Monroe and Ossining, New York; Merry Hill, North Carolina; Ashland, Columbus, Dublin and Hilliard, Ohio; White

City, Oregon; Piedmont and Summerville, South Carolina; Kenedy and Texas City, Texas; Hopewell, Virginia; and Menomonee Falls, Wisconsin within the United States and Doel-Beveren, Belgium; Cabreuva and Sao Paolo, Brazil; Jiangmen, Nanjing and Shanghai, China; Alizay and Sophia Antipolis, France; Dusseldorf and Memmingen, Germany; Dublin, Ireland; Tamaulipas, Mexico (two locations); Zwijndrecht, the Netherlands and Bradford, Kidderminster, Newton Aycliffe and Poole, United Kingdom.

Specialty Ingredients markets and distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

COMPOSITES

Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gelcoats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry. The products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and combustion engine oil. On November 15, 2018, Ashland announced that it had signed a definitive agreement for the divestiture of its Composites segment and the Intermediates and Solvents manufacturing facility in Marl, Germany.

Key customers include manufacturers of residential and commercial building products, industrial product specifiers and manufacturers, wind blade manufacturers, pipe manufacturers, automotive and truck Original Equipment Manufacturers (OEMs) suppliers, boatbuilders and chemical producers.

The Composites product lines can be broken into two categories: Core and Specialties. Many of the products of the two categories are produced in shared manufacturing facilities, to better manage capacity and achieve desired returns.

Core - The Core products include mostly unsaturated polyester resins (UPR) products, which are used for applications requiring durability and stain resistance, efficient processing and manufacturability and high-gloss appearance. Ashland sells core products under the Aropol™, Arazyn™, Polaris™ and Envirez™ brands. Examples can be found in a wide range of end use products from recreational boats to tub and shower surrounds and spa tubs, to counter tops, window lineals, and doors, among thousands of other applications. Customers may be a component manufacturer, general job shop or OEM, such as a branded boatbuilder.

Specialties - The Specialties products include epoxy vinyl ester resins and gelcoats. Ashland’s epoxy vinyl ester resins (VER) have higher strength and better corrosion resistance and durability compared to unsaturated polyester resins and compared to many traditional materials such as steel, wood and concrete. Ashland’s gelcoats products have superior gloss and depth of color, UV resistance, weather-ability and consistency. Epoxy vinyl esters are sold under the Derakane™, Hetron™, Arotran™ and AME brands. Examples can be found in high performance recreational boats, composite parts for automotive and heavy truck, very corrosive environments in large chemical processing plants, water treatment facilities, and mines. Gelcoats are also a key component of recreational boat manufacturing as well as in the RV market, construction panels and bath products.

Composites’ UPR/VER products were approximately 85% and 21% of Composites’ sales and Ashland’s total consolidated sales, respectively, for fiscal 2018.

Composites operates throughout the Americas, Europe and Asia Pacific. It has 16 manufacturing and lab facilities in seven countries. Composites has manufacturing plants in Fort Smith and Jacksonville, Arkansas; Commerce, California; Bartow, Florida; Dublin, Ohio; Neville Island and Philadelphia, Pennsylvania; and Neal, West Virginia within the United States; Aracariguama, Brazil; Changzhou (two plants) and Shanghai (lab), China; Porvoo, Finland; Etain, France; Miszewo, Poland; and Benicarló, Spain.

Composites markets and distributes its products directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific. Additionally, Composites has a joint venture agreement through which it manufactures products in two manufacturing plants in Saudi Arabia.

INTERMEDIATES AND SOLVENTS

Intermediates and Solvents is a leading producer of 1,4 butanediol and related derivatives, including tetrahydrofuran and n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. Butanediol is also supplied to Ashland’s Specialty Ingredients business for use as a raw material.  On November 15, 2018, Ashland announced that it had signed a definitive agreement for the divestiture of its Composites segment and the Intermediates and Solvents manufacturing facility in Marl, Germany.

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

At September 30, 2018, Ashland’s reserves for environmental remediation and related environmental litigation amounted to $187 million, reflecting Ashland’s best estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million. No individual remediation location is significant, as the largest reserve for any site is 14% of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $65 million in 2018, compared to $24 million in 2017 and $40 million in 2016.

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

The United States Environmental Protection Agency (USEPA) has increased its frequency in reviewing the NAAQS. The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide. Throughout 2018, state and local agencies continued to implement options for meeting the newest standards. Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations. Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector. Most options for sulfur dioxide focus on coal and diesel fuel combustion sources. It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products. Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

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

Competition

Ashland competes in the highly fragmented specialty chemicals industry. The participants in the industry offer a varied and broad array of product lines designed to meet specific customer requirements. Participants compete with service and product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these segments’ product lines face domestic and international competition, because of industry consolidation, pricing pressures and competing technologies. To improve its competitive position, as Ashland narrows its focus on specialty chemicals, the company is building and more strongly leveraging the Ashland corporate brand as a differentiator to create value and better communicate the capabilities, promise and scale of the company, making it easier to introduce new product lines and applications.

Intellectual Property

Ashland has a broad intellectual property portfolio which is an important component of all of Ashland’s reportable segments. Ashland’s Specialty Ingredients, Composites and Intermediates and Solvents reportable segments rely on patents, trade secrets, formulae and know-how to protect and differentiate their products and technologies. In addition, these reportable segments own valuable trademarks which identify and differentiate Ashland’s products from its competitors. Ashland also uses licensed intellectual property rights from third-parties.

Raw Materials

Ashland purchases its raw materials from multiple sources of supply in the United States and other countries and believes that raw material supplies will be available in quantities sufficient to meet demand in fiscal 2019. All of Ashland’s reportable segments were impacted to varying degrees in fiscal 2018 by the volatility of raw materials costs, and these conditions may continue in fiscal 2019.

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

Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect Ashland’s operations. Also, a substantial portion of Ashland’s U.S.-based employees will be retirement-eligible within the next five years. That, combined with the relatively small number of middle tier managers with substantial experience in place to replace this group of retirement eligible employees, increases the potential negative impact of the risk that key employees could leave the Company. Additionally, the Company’s redesign and cost reduction program may result in key employees departing who may not be replaced.  This risk of unwanted employee turnover also is substantial in positions that require certain technical expertise and geographically in developing markets which Ashland has targeted for growth, especially in Asia, India, South America and Eastern Europe. In addition, because of its reliance on its management team, Ashland’s future success depends, in part, on its ability to identify and develop talent to succeed its senior management and other key positions throughout the organization. If Ashland fails to identify and develop successors, the company is at risk of being harmed by the departures of these key employees.

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

Ashland’s products are made, manufactured, distributed or sold in more than 100 countries and territories.  A significant portion of Ashland’s revenues are generated outside the United States. As such, Ashland is subject to taxes in the United States as well as numerous foreign countries. Ashland’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws, regulations, administrative practices or their interpretation. Moreover, because Ashland is subject to the regular examination of its income tax returns by various tax authorities, the economic and political pressure to increase tax revenues in these jurisdictions may make resolving tax disputes even more difficult, and the final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in an adverse impact on our business, financial condition, reputation or results of operations. The Tax Cuts and Jobs Act (the Tax Act), enacted in December 2017, made significant changes to US tax law; many other countries or organizations, including those where Ashland has significant operations, are actively considering or enacting changes to tax laws which could significantly impact our tax rate and cash flows.  The increasingly complex global tax environment, including changes in how United States multinational corporations are taxed, could adversely affect Ashland’s business, financial condition or results of operations.

Our accounting for the Tax Act is incomplete and provisional in nature; we expect our accounting for the Tax Act to be complete in December 2018. During the fiscal year ended September 30, 2018, we recorded provisional estimates of the transition tax and the remeasurement of our U.S. deferred taxes at the lower rate.  Ashland is not expected to be subject to the Global Intangible Low Tax Income (GILTI), the Base Erosion Tax (BEAT), or Foreign Derived Intangible Income (FDII) until the year beginning October 1, 2018.  During the quarter ended December 31, 2018 Ashland will continue to analyze and finalize our calculation of the transition tax including foreign earnings and profits subject to the transition tax, our foreign tax pools, and any issued regulations or administrative practices; when our tax return for the year ended September 30, 2018 is finalized, Ashland may also have additional changes to remeasurement of deferred taxes.

Other than the one-time transition tax, Ashland will continue to be indefinitely reinvested in our foreign earnings.  As such, Ashland has not accrued income taxes or foreign withholding taxes on undistributed earnings for most non-US subsidiaries because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. If these earnings are needed for Ashland’s operations in the United States, the repatriation of such earnings could adversely affect its business, results of operations or financial condition.

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

Greater than half of Ashland’s net sales for fiscal 2019 are expected to be to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

The global nature of Ashland’s business presents difficulties in hiring and maintaining a workforce in certain countries. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax Ashland’s foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. The imposition of new tariffs or trade quotas, or an impairment of existing trade agreements is also a risk that could impair Ashland’s financial performance.

Certain legal and political risks are also inherent in the operation of a company with Ashland’s global scope. For example, if the United States fails to implement the United States-Mexico-Canada Agreement (USMCA) to replace the North American Free Trade Agreement (NAFTA), or the United Kingdom’s exit from the European Union moves forward without an intermediate agreement, Ashland’s ability to do business and execute its growth strategies could be adversely affected.  Ashland could also be impacted negatively if the United States more aggressively prosecutes trade disputes with countries like China. In addition, it may be more difficult for Ashland to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Ashland operates. In certain countries or regions, terrorist activities and the response to such activities may threaten Ashland’s operations more than those in the United States. In Europe, the effect of economic sanctions imposed on Russia and/or Russia’s reaction to the sanctions could adversely impact Ashland’s performance and results of operations. The risks associated with localized or regional armed conflict in many parts of the world remain high and could disrupt and/or adversely impact Ashland’s businesses. Social and cultural norms in certain countries may not support compliance with Ashland’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Ashland operates, particularly in Europe, the Middle East and emerging markets, are a risk to Ashland’s financial performance.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Ashland reports in other jurisdictions, tariffs or quotas levied on Ashland products, raw materials or key components by certain countries, regulations related to the protection of private information of Ashland’s employees and customers, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with The U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and the European Union’s Registration, Authorisation and Restriction of Chemicals (REACH) regulation (and analogous non-EU initiatives), and potential operational impacts of General Data Protection Regulation (GDPR). Uncertainty associated with the passage of new laws, as well as changes in and enforcement of existing laws, can limit Ashland’s ability to make and execute business plans effectively. In addition, compliance with laws and regulations is complicated by Ashland’s substantial and growing global footprint, which will require significant and additional resources to comprehend and ensure compliance with applicable laws in the more than one hundred countries where Ashland conducts business. Compliance with current and future regulations is further complicated by uncertainty around the reevaluation of international agreements by various countries, including the United States, and the resulting impact on regulatory regimes, customs regulations, tariffs, and other transnational protocols.

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

Ashland’s future success depends on its ability to execute its strategy to optimize the value of its business portfolio through the divestiture of non-core businesses, while growing its core businesses organically and through targeted “bolt-on” acquisitions.

Ashland’s strategic objective has been to create a more focused company built around a strong core of specialty chemicals businesses. Ashland intends to invest in and grow its specialty chemicals businesses and structure the rest of its businesses in a manner that optimizes its enterprise value. As Ashland evaluates opportunities to enhance its enterprise value, Ashland will continue to evaluate the alignment of its business portfolio with that strategic vision and may engage in future divestitures, acquisitions or joint ventures. Ashland’s current planned divestiture of the Composites business and the Intermediates and Solvents plant at Marl, Germany is the next step in this process of optimizing the corporate business portfolio. If Ashland fails to complete this transaction, or do so in a realistic time-frame, it can result in the interruption of various strategic plans, require ongoing management attention, and require continued investment in businesses deemed not to be part of strategic core of the future of the company.

In addition, the execution of Ashland’s strategy also may be affected by considerations related to its substantial debt level and contingent or legacy liabilities. If Ashland fails to optimize the value of its business portfolio while managing its debt level and contingent liabilities, Ashland’s enterprise value could be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Ashland’s corporate headquarters is located in Covington, Kentucky and will remain there no later than December 2019, at which point it will move to Wilmington, Delaware.  Principal offices of other major operations are located in Wilmington, Delaware (Specialty Ingredients); Bridgewater, New Jersey (Specialty Ingredients); Dublin, Ohio (Specialty Ingredients, Composites and Intermediates and Solvents); Lexington, Kentucky (Corporate); and Shanghai, China; Hyderabad, India; Warsaw, Poland; and Schaffhausen, Switzerland (each of which are shared service centers of Ashland’s business units). All of these locations are leased, except for the Wilmington, Delaware site which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the applicable business units under “Item 1” in this annual report on Form 10-K. All of Ashland’s physical properties are owned or leased. Ashland believes its physical properties are suitable and adequate for the Company’s business. Additional information concerning leases may be found in Note K of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of September 30, 2018, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

(b) Philadelphia, Pennsylvania Matters - On May 3, 2018, Ashland received a Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection (PADEP), seeking a penalty of $445,000 alleging violations under the Pennsylvania Storage Tank and Spill Prevention Act.  The matter was settled in October 2018 for under $100,000.

(c) Hattiesburg, Mississippi Resource Conservation and Recovery Act (RCRA) Matter - In November 2008, the Mississippi Department of Environmental Quality (MDEQ) issued a Notice of Violation to Hercules’ now-closed Hattiesburg, Mississippi manufacturing facility alleging that a process water impoundment basin at the facility had been operated as a hazardous waste storage and treatment facility without a permit in violation of the Resource Conservation and Recovery Act. In May 2011, the USEPA issued an inspection report from a September 2010 inspection with allegations similar to those of the MDEQ and promulgated an information request. Ashland has been working with the MDEQ and USEPA to settle this matter in the context of the shutdown and ongoing remediation of the Hattiesburg facility. The USEPA proposed a settlement penalty in excess of $100,000. While it is reasonable to believe that this matter will involve a penalty from the MDEQ and/or the USEPA exceeding $100,000, the potential penalty with respect to this enforcement matter should not be material to Ashland.

(d) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The USEPA has released the FFS Record of Decision for the lower 8 miles and reached an agreement with another chemical company to conduct and pay for the remedial design.  This chemical company has sued Ashland, ISP and numerous other defendants to recover past and future costs pursuant to the CERCLA.   Ashland, ISP and numerous other defendants have filed a Motion to Dismiss all of the claims. Ashland and ISP are participating in an USEPA allocation process.  The release of the FFS Record of Decision, the current allocations proceedings and the lawsuit are not expected to be material to Ashland.

(e) Freetown, MA Resource Conservation and Recovery Act (RCRA) Matter—On September 27, 2018, the USEPA issued a Complaint, Compliance Order and Opportunity for Hearing to ISP Freetown Fine Chemicals, Inc.’s facility in Assonet, Massachussetts alleging various violations of the RCRA relating to certain distillation tanks at the facility and seeking a penalty of $203,792.  Ashland disputes USEPA’s stated interpretation of the RCRA regulations and their applicability to these tanks. While this matter could result in a penalty from USEPA in excess of $100,000, the potential penalty is not expected to be material to Ashland.

For additional information regarding environmental matters and reserves, see Note O of Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2018. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM X. EXECUTIVE OFFICERS OF ASHLAND

The following is a list of Ashland’s current executive officers, their ages and their positions and offices during the last five years.

WILLIAM A. WULFSOHN (age 56) is Chairman and Chief Executive Officer of Ashland Global Holdings Inc. since September 2016 and held the same positions at Ashland Inc. since January 1, 2015. Prior to joining Ashland, Mr. Wulfsohn served as President and Chief Executive Officer of Carpenter Technology Corp., a manufacturer of stainless steel, titanium, and other specialty metals and engineered products, from July 2010 to November 2014. Mr. Wulfsohn also served as a Director for Carpenter Technology Corp. from April 2009 to November 2014 and of Valvoline Inc. from September 2016 to January 2018. Mr. Wulfsohn serves as a director of PolyOne Corporation.

J. KEVIN WILLIS (age 53) is Senior Vice President and Chief Financial Officer of Ashland Global Holdings Inc. since September 2016. Mr. Willis held the same positions at Ashland Inc. and served in such capacities since May 2013. Mr. Willis served as Vice President of Finance and Controller for the Specialty Ingredients business unit from August 2011 until May 2013.

PETER J. GANZ (age 56) is Senior Vice President, General Counsel and Secretary of Ashland Global Holdings Inc. and has served as Senior Vice President and General Counsel of Ashland Inc. since July 2011 and Secretary since November 2012. From July 2011 to August 2016, Mr. Ganz served as Chief Compliance Officer of Ashland Inc.

ANNE T. SCHUMANN (age 58) is Senior Vice President, Chief Human Resources and Information Technology Officer of Ashland Global Holdings Inc. since March 2017. Prior to this role, Ms. Schumann served as the Vice President and Chief Information and Administrative Services Officer of Ashland Global Holdings Inc. and served in the same capacities with Ashland Inc. since 2008 and 2009, respectively.

VITO J. CONSIGLIO (age 54) is Senior Vice President of Ashland Global Holdings Inc. since November 2018 and Group Vice President, Ashland Specialty Ingredients since July 2016.  Prior to joining Ashland, Mr. Consiglio served as Vice President at Carpenter Technology, leading the transportation business unit for the specialty steel manufacturer from 2013 to 2016.

OSAMA M. MUSA (age 50) is Senior Vice President and Chief Technology Officer of Ashland Global Holdings Inc. since November 2018.  Previously, Mr. Musa served as Vice President, ASI Technology from November 2014 to November 2018 and Vice President, Technology and Innovation of Ashland from August 2012 until November 2014.

KEITH C. SILVERMAN (age 51) is Senior Vice President, Global Operations, Quality and Environmental Health and Safety of Ashland Global Holdings Inc. since November 2018.  Previously, Mr. Silverman served as Vice President, Global Operations, Quality and Environmental Health and Safety of Ashland Global Holdings Inc. and served in similar capacities at Ashland Inc. since June 2012.

J. WILLIAM HEITMAN (age 64) is Vice President and Controller of Ashland Global Holdings Inc. and has served in such capacities with Ashland Inc. since 2008.

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

At October 31, 2018, there were approximately 11,100 holders of record of Ashland’s Common Stock. Ashland Common Stock is listed on the NYSE (ticker symbol ASH) and has trading privileges on Nasdaq.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2013	2014	2015	2016	2017	2018
Ashland	100	114	112	130	145	188
S&P MidCap 400†	100	112	113	131	153	175
Peer Group - Materials	100	119	98	123	149	155

The peer group consists of the following industry indices:

•	Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 28, 2018, this peer group consisted of 53 companies.

Purchase of Company Common Stock

Share repurchase activity during the three months ended September 30, 2018 was as follows:

Q4 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2018 to July 31, 2018	—		$—	—	$1,000
August 1, 2018 to August 31, 2018:
Employee tax withholdings	1,330	(b)	85.17	—	1,000
September 1, 2018 to September 30, 2018	—		—	—	1,000

Total	1,330			—	$1,000
(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. The Company's stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of September 30, 2018, $1 billion remains available for repurchase under this authorization.

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

See Quantitative and Qualitative Disclosures about Market Risk on page M-41.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2018, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2018.

Internal Control over Financial Reporting - See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Reports of the Independent Registered Public Accounting Firm on pages F-3 and F-4.

Changes in Internal Control over Financial Reporting –  There have been no changes in Ashland’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the caption “Proposal One - Election of Directors” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2018. See also the list of Ashland’s executive officers and related information under “Executive Officers of Ashland” in Part I - Item X in this annual report on Form 10-K.

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

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2018.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,330,225	(1)	$53.21	(2)	7,474,159	(3)
Equity compensation plans not approved by security holders	293,131	(4)	—		1,333,211	(5)
Total	1,623,356		$53.21	(2)	8,807,370

(1)

This figure includes 109,006 net shares that could be issued under stock-settled SARs under the 2006 Ashland Inc. Incentive Plan (“2006 Incentive Plan”), 379,583 net shares that could be issued under stock-settled SARs under the Amended and Restated 2011 Ashland Inc. Incentive Plan (“2011 Incentive Plan”) and 338,738 net shares that could be issued under stock-settled SARs and 286,086 shares that could be issued under stock-settled restricted stock units under the Amended and Restated 2015 Ashland Global Holdings Inc. Incentive Plan (“2015 Incentive Plan”), based upon the closing price of Ashland Common Stock on the NYSE as of September 28, 2018 of $83.86. Additionally, this figure includes 30,757 restricted shares granted under the Amended and Restated Ashland Inc. Incentive Plan (“Amended Plan”) and deferred, 64,243 restricted stock units for the fiscal 2016-2018 performance period payable in Ashland Common Stock under the 2015 Incentive Plan, and 94,750 performance units for the fiscal 2018-2020 performance period payable in Ashland Common Stock under the 2015 Incentive Plan, estimated assuming target performance is achieved. Also included in the figure are 27,062 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees payable in Ashland Common Stock upon termination of employment or service with Ashland. The fiscal 2017-2019 LTIPP is cash-settled and therefore not included in the table above.

(2)

The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock, and performance share units and restricted stock units which may be distributed under the 2011 Incentive Plan and 2015 Incentive Plan, as described in footnotes (1) and (4) in this table.

(3)

This figure includes 3,756,201 shares available for issuance under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (“2018 Omnibus Plan”), 119,769 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees (closed) and 386,940 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors (closed). Under the 2018 Incentive Plan, full-value awards, which include all awards other than stock options and SARs, reduce the share reserve on a 2-to-1 basis.  The remaining balance of shares available for grant under the 2015 Incentive Plan are now available for grant under the 2018 Omnibus Plan and are included in the numbers of shares available for issuance under the 2018 Omnibus Plan.  This figure also includes 68,325 shares available for issuance under the 2006 Incentive Plan, 2,563,957 shares available for issuance under the 2011 Incentive Plan and 578,967 shares available for issuance under the 2015 Incentive Plan; however, these plans are closed for new issuances and the only shares remaining to be issued are shares paid in lieu of dividends and for the 2015 Incentive Plan, shares to be issued for unvested performance units and restricted stock units.

(4)

This figure includes 48,430 shares to be issued under the Deferred Compensation Plan for Employees (2005), which is described in the “Non-Qualified Deferred Compensation-Ashland Employees’ Deferral Plan” section of Ashland’s proxy statement, and 244,701 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), which is described in the “Compensation of Directors” section of Ashland’s proxy statement, payable in Ashland Common Stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

(5)

This figure includes 684,051 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 649,160 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

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

The following Exhibits 10.1 through 10.45 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

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

10.20	–

Separation Agreement and General Release between Ashland and Luis Fernandez-Moreno dated February 28, 2017 (filed as Exhibit 10.4 to Ashland’s Form 10-Q for the quarter ended March 31, 2017 (SEC File No. 333-211719), and incorporated herein by reference).

10.21	–

Confidentiality, Non-Competition and Non-Solicitation Agreement between Ashland and Luis Fernandez-Moreno dated February 28, 2017 (filed as Exhibit 10.6 to Ashland’s Form 10-Q for the quarter ended March 31, 2017 (SEC File No. 333-211719), and incorporated herein by reference).

10.22	–

Letter Agreement between Ashland and William A. Wulfsohn, dated November 12, 2014 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on November 17, 2014 (SEC File No. 001-32532), and incorporated herein by reference).

10.23	–

Separation Agreement and General Release between Ashland and Gregory Elliott dated February 28, 2017(filed as Exhibit 10.5 to Ashland’s Form 10-Q for the quarter ended March 31, 2017 (SEC File No. 333-211719), and incorporated herein by reference).

10.24	–	Form of Performance-Based Restricted Stock Award Agreement (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on October 9, 2015 (SEC File No. 001-32532), and incorporated herein by reference).

10.25	–

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

10.30	–

Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.31	–

Amendment to Ashland Inc. Supplemental Defined Contribution Plan for Certain Employees dated September 30, 2016 (Plan Freeze) (filed as Exhibit 10.43 to Ashland’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 333-211719), and incorporated by reference herein).

10.32	–

Ashland Severance Pay Plan effective as of August 1, 2016 (filed as Exhibit 10.48 to Ashland’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 333-211719), and incorporated by reference herein).

10.33	–

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

10.35	–

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

10.37	–

Amendment to the Amended and Restated Hercules Deferred Compensation Plan dated September 30, 2016 (annuity cash-out) (filed as Exhibit 10.61 to Ashland’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 333-211719), and incorporated by reference herein).

10.38	–

Amended and Restated Ashland Inc. Deferred Compensation Plan for Employees (2005) (filed as Exhibit 10.3 to Ashland’s Form 10-K for the fiscal year ended September 30, 2008 (SEC File No. 001-32532) and incorporated herein by reference).

10.39	–

Amendment No. 1 to the Ashland Global Holdings Inc. Non-Qualified Defined Contribution Plan (filed as Exhibit 10.1 to Ashland’s Form 10-Q for the quarter ended December 31, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.40	–

Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 26, 2018 (SEC File No. 333-211719), and incorporated herein by reference).

10.41	–

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

10.43	–

Form of Stock Appreciation Rights Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on January 26, 2018 (SEC File No. 333-211719), and incorporated herein by reference).

10.44	–

Form of Performance Unit Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on January 26, 2018 (SEC File No. 333-211719), and incorporated herein by reference).

10.45	–

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

10.48	–

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

10.49	–

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

10.50	–

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

10.51	–

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

10.52	–

Assumption Agreement dated September 20, 2016, by and between Ashland Global Holdings Inc. and Ashland Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.53	–

Separation Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.54	–

Transition Services Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.55	–

Reverse Transition Services Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.56	–

Tax Matters Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.57	–

Employee Matters Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.58	–

Stock Purchase Agreement, dated April 14, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on May 18, 2017 (SEC File No. 333-211719) and incorporated herein by reference).

10.59	–

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

10.60	–

Amendment No. 2 to the Stock Purchase Agreement, dated August 23, 2017, by and among Ashland LLC, Pharmachem Laboratories, Inc., the holders of common stock of Pharmachem Laboratories, Inc., Dr. David Peele, and Photon SH Representative LLC, solely as the shareholders’ representative (filed as Exhibit 10.84 to Ashland’s Form 10-K for the fiscal year ended September 30, 2017 (SEC File No. 333-211719), and incorporated by reference herein).

11**	–	Computation of Earnings Per Share (appearing in Note A of Notes to Consolidated Financial Statements in this annual report on Form 10-K).

21**	–	List of Subsidiaries.

23.1**	–	Consent of Ernst & Young LLP.

23.2**	–	Consent of Hamilton, Rabinovitz & Associates, Inc.

23.3**	–	Consent of Nathan Associates, Inc.

24**	–	Power of Attorney.

31.1**	–	Certification of William A. Wulfsohn, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

*    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for years ended September 30, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets at September 30, 2018 and 2017; (iii) Statements of Consolidated Equity at September 30, 2018, 2017 and 2016; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

**    Filed herewith.

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
By:
/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer
Date: November 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 19, 2018.

Signatures	Capacity
/s/ William A. Wulfsohn	Chairman of the Board, Chief Executive Officer and Director
William A. Wulfsohn	(Principal Executive Officer)
/s/ J. Kevin Willis	Senior Vice President and Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)
/s/ J. William Heitman	Vice President and Controller
J. William Heitman	(Principal Accounting Officer)

*	Director
Brendan M. Cummins
*	Director
William G. Dempsey
*	Director
Jay V. Ihlenfeld
*	Director
Susan L. Main
*	Director
Jerome A. Peribere
*	Director
Barry W. Perry
*	Director
Mark C. Rohr
*	Director
Janice J. Teal
*	Director
Michael J. Ward
*	Director
Kathleen Wilson-Thompson

*By:	/s/ Peter J. Ganz
Peter J. Ganz
Attorney-in-Fact

Date:	November 19, 2018

This page intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2018, 2017 and 2016.

BUSINESS OVERVIEW

Ashland profile

Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, automotive, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 6,000 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 60% in 2018, 2017 and 2016. Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2018	2017	2016
North America (a)	40%	40%	40%
Europe	35%	33%	33%
Asia Pacific	17%	18%	18%
Latin America & other	8%	9%	9%
	100%	100%	100%

(a)	Ashland includes only U.S. and Canada in its North American designation.

Reportable segments

Ashland’s reporting structure is composed of three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page M-15.

Sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

Sales by Reportable Segment	2018	2017	2016
Specialty Ingredients	66%	68%	69%
Composites	25%	24%	22%
Intermediates and Solvents	9%	8%	9%
	100%	100%	100%

KEY DEVELOPMENTS

During 2018, the following operational decisions and economic developments had an impact on Ashland’s current and future cash flows, results of operations and financial position.

Business results

Ashland’s net income was $114 million in 2018 compared to $28 million in 2017. Ashland’s Adjusted EBITDA increased by 20% during 2018 compared to 2017 to $683 million (see U.S. GAAP reconciliation on page M-7). The increase in profitability was due to growth across all three of Ashland’s reportable segments.  Excluding the acquisition of Pharmachem, the increase in profitability for Specialty Ingredients was primarily driven by improved volume and mix as well as favorable foreign currency exchange.  The increase in profitability for both Composites and Intermediates and Solvents was primarily driven by improved product pricing.

The following discussion outlines significant transactions announced or executed during 2018.

Composites segment and Intermediates and Solvents plant

On March 20, 2018, Ashland announced that it will explore strategic alternatives for its Composites segment and the Intermediates and Solvents manufacturing facility in Marl, Germany.  On November 15, 2018, Ashland announced that it signed a definitive agreement to sell these assets in a transaction valued at $1.1 billion.  The sale is expected to close before the quarter ending June 30, 2019.  This divestiture will allow Ashland to streamline its business portfolio, focusing it more on the higher margin, less volatile and more specialized portions of the business.

Restructuring Plans

In early May 2018, Ashland announced a company-wide restructuring program to accelerate EBITDA margin growth by creating a leaner, more cost competitive company with improved operating efficiency, faster decision making and a stronger customer focus. Under this program, Ashland intends to eliminate a total of $120 million of existing allocated costs, direct expenses within Specialty Ingredients SG&A, and facility-related costs as follows:

•Approximately $70 million of costs allocated to the Composites business and to the butanediol manufacturing facility in Marl, Germany, are expected to be offset or eliminated through transfers and reductions. This reduction is intended to eliminate stranded costs.

•Approximately $50 million of additional costs are expected to be eliminated to drive improved profitability in Specialty Ingredients and accelerate achievement of its adjusted EBITDA margin target of 25-27 percent.

Ashland continues to expect to achieve the full $120 million in run-rate savings by the end of calendar year 2019.  Ashland met its expectation for capturing the targeted $20 million in annualized run-rate savings under this program by the end of the September 2018 quarter. An additional $30 million in run-rate savings is expected in the December 2018 quarter, bringing the total annualized run-rate savings to $50 million by the end of calendar 2018.

Tax law changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At September 30, 2018, Ashland has not completed the internal accounting assessment for the tax effects of enactment of the Tax Act; however, Ashland determined a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. Ashland recognized a provisional amount during 2018, which is included as a component of income tax expense from continuing operations. Ashland recorded net unfavorable tax adjustments of $2 million primarily related to deferred tax rate changes and a one-time transition tax assessed on foreign cash and unremitted earnings.

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

Stockholder dividends

In May 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share, which represented an increase from the previous quarterly cash dividend of 22.5 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2018.

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

In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation table on page M-7 for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans). Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see Note N of the Notes to Consolidated Financial Statements.

Consolidated review

Net income (loss)

Ashland’s net income (loss) is primarily affected by results within operating income, net interest and other financing expense, net loss on acquisitions and divestitures, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring. Operating income includes Ashland’s adjustment for the immediate recognition of the change in the fair value of the plan assets and net actuarial gains and losses for defined benefit pension plans and other postretirement benefit plans for each fiscal year.

Key financial results for 2018, 2017 and 2016 included the following:

•

Ashland’s net income (loss) attributable to Ashland amounted to income of $114 million in 2018, income of $1 million in 2017, and a loss of $29 million in 2016, or $1.79, $0.01 and $(0.47) diluted earnings (loss) per share, respectively.

•

Ashland’s net income attributable to noncontrolling interest amounted to $27 million and $1 million during 2017 and 2016, respectively, and reflects the noncontrolling interest of Valvoline Inc. for the period after the IPO close on September 28, 2016 and before the final separation occurred on May 12, 2017.

•

Discontinued operations, which are reported net of taxes, resulted in income of $9 million, $133 million and $255 million during 2018, 2017 and 2016, respectively. The activity within discontinued operations includes the operating results of Valvoline Inc. for the period in fiscal year 2017 prior to the final separation on May 12, 2017 and for fiscal year 2016.

•

Income (loss) from continuing operations, which excludes results from discontinued operations, amounted to income of $105 million in 2018, a loss of $105 million in 2017 and a loss of $283 million in 2016.

•

The effective income tax expense rate of 8% for 2018, income tax expense rate of 7% for 2017, and income tax benefit rate of 8% for 2016, were significantly impacted by certain tax specific key items and tax discrete items.

•

Ashland incurred pretax net interest and other financing expense of $122 million, $234 million and $173 million during 2018, 2017 and 2016, respectively, and was impacted by certain charges associated with debt financing activity during each year.

•	Other net periodic benefit income (costs) totaled income of $13 million during 2018 and costs of $4 million and $77 million during 2017 and 2016, respectively.
•	Net loss on acquisitions and divestitures totaled $4 million, $6 million and $8 million during 2018, 2017 and 2016, respectively.
•	Operating income (loss) amounted to income of $227 million in 2018, income of $146 million in 2017, and a loss of $50 million in 2016.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income (loss)

Operating income (loss) amounted to income of $227 million in 2018, income of $146 million in 2017, and a loss of $50 million in 2016. The current and prior years’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table on page M-7.  These operating key items for the applicable periods are summarized as follows:

•

Restructuring, separation and other costs - Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.  Ashland often incurs severance, facility and integration costs associated with these programs.  See Notes C and F in the Notes to Consolidated Financial Statements for further information.  Also included within this key item category are separation costs incurred as a result of the separation from Valvoline, which primarily related to transaction, consulting and legal fees.  See Note B of the Notes to Consolidated Financial Statements for more information on the separation of Valvoline.

•

Accelerated depreciation – As a result of various restructuring activities at certain office facilities and manufacturing plants, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment.  See Note H of the Notes to Consolidated Financial Statements for more information.

•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations.  As a result of these activities, Ashland recorded non-cash adjustments during each year to its environmental liabilities and receivables related to previously divested businesses or non-operational sites.  See Note O of the Notes to Consolidated Financial Statements for more information.

•

Asset impairments – Consistent with historical policies and U.S. GAAP provisions, Ashland recognizes assets at fair value less cost to sell which resulted in impairment charges to certain assets during 2018 and 2016.  The charges during 2018 primarily related to the impairment of an office facility as a result of a company-wide restructuring program.  See Note F of the Notes to Consolidated Financial Statements for more information.  The charges during 2016 related to the impairment of the Intermediates and Solvents reportable segment in conjunction with the annual goodwill impairment assessment.  See Note I of the Notes to Consolidated Financial Statements for more information.

•	Tax indemnity expense – During 2018, Ashland recorded an adjustment to a tax indemnity receivable that was associated with the acquisition of Pharmachem.
•	Legal settlement/reserve – Ashland recorded adjustments related to settlements and/or reserves for certain legal matters.
•

Unplanned plant shutdowns – During 2017, Ashland incurred costs related to temporary shutdowns of an Intermediates and Solvents manufacturing plant due to a fire and a Specialty Ingredients manufacturing plant due to a hurricane.

•

Inventory fair value adjustment – During 2017, Ashland recorded non-cash charges related to the fair value adjustment of inventory acquired from Pharmachem at the date of acquisition.  See Note C for more information on the acquisition of Pharmachem.

•	Benefit/stock incentive adjustment – During 2016, Ashland recorded income related to a legacy benefit for former directors.
•	Customer claim adjustment – During 2016, Ashland recorded an income adjustment to a previous customer claim.

Operating income for 2018, 2017 and 2016 included depreciation and amortization of $312 million, $301 million and $302 million, respectively (which includes accelerated depreciation of $14 million, $19 million, and $6 million, respectively, for each year).

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income but were excluded to arrive at Adjusted EBITDA.  These non-operating key items for the applicable periods are summarized as follows:

•

Net loss on acquisitions and divestitures – Ashland recorded a loss on certain divestitures during each year and incurred certain transaction costs associated with the acquisition of Pharmachem during 2017.  See Notes C and D of the Notes to Consolidated Financial Statements for more information on these acquisitions and divestitures.  Additionally, Ashland recorded a net gain related to a Composites manufacturing facility during 2017.

•

Loss (gain) on pension and other postretirement plan remeasurements - Ashland recognized actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year.  See Note M of the Notes to Consolidated Financial Statements for more information.

EBITDA and Adjusted EBITDA

EBITDA totaled $543 million, $551 million and $416 million for 2018, 2017 and 2016, respectively. EBITDA and Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described.  Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

(In millions)	2018	2017	2016
Net income (loss)	$114	$28	$(28)
Income tax expense (benefit)	9	7	(25)
Net interest and other financing expense	122	234	173
Depreciation and amortization (a)	298	282	296
EBITDA	543	551	416
Income from discontinued operations (net of taxes)	(9)	(133)	(255)
Key items included in EBITDA:
Restructuring, separation and other costs	85	87	82
Accelerated depreciation	14	19	6
Environmental reserve adjustments	44	9	15
Asset impairments	16	—	181
Tax indemnity expense	5	—	—
Net loss on acquisitions and divestitures (b)	2	6	12
Loss (gain) on pension and other postretirement plan remeasurements	(12)	6	142
Legal settlement/reserve	(5)	5	15
Unplanned plant shutdowns	—	13	—
Inventory fair value adjustment	—	7	—
Benefit/stock incentive adjustment	—	—	(11)
Customer claim adjustment	—	—	(5)
Total key items included in EBITDA	149	152	437
Adjusted EBITDA (c)	$683	$570	$598

Total key items included in EBITDA	$149	$152	$437
Debt refinancing costs (d)	1	112	6
Total key items, before tax	$150	$264	$443

(a)	Excludes $14 million, $19 million and $6 million of accelerated depreciation during 2018, 2017 and 2016, respectively.
(b)	Excludes expense of $2 million during 2018 and income of $4 million during 2016 related to ongoing adjustments of previous divestiture transactions.
(c)

Includes $9 million, $8 million and $(42) million during 2018, 2017 and 2016, respectively, of net periodic pension and other postretirement costs (income) recognized ratably through the fiscal year. These costs (income) are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and are disclosed in further detail in Note N of the Notes to Consolidated Financial Statements.

(d)

Debt refinancing costs during 2018 primarily included a $1 million charge for new debt issuance costs incurred with the re-pricing of the term loan B facility. Debt refinancing costs during 2017 included $92 million of accelerated accretion from the tender offer of the 2029 notes, a $16 million charge for early redemption premium payments and bondholder consent fees for senior notes due 2018 and 2022, a $9 million charge for debt issuance costs resulting from financing activity for the 2017 Credit Agreement and a net gain of $5 million related to the repayment of notes due 2029.  Debt refinancing costs during 2016 included $6 million of accelerated debt issuance costs associated with financing activity for the amendment of the 2015 Senior Credit Agreement. All debt refinancing costs were recorded within the net interest and other financing expense caption on the Statements of Consolidated Comprehensive Income (Loss).  See Note J of the Notes to Consolidated Financial Statements for more information.

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

	2018	2017	2016
Diluted EPS from continuing operations (as reported)	$1.66	$(1.69)	$(4.51)
Key items, before tax:
Restructuring, separation and other costs	1.56	1.70	1.42
Environmental reserve adjustments	0.68	0.15	0.25
Asset impairments	0.25	—	2.85
Loss (gain) on pension and other postretirement plan remeasurements	(0.20)	0.09	2.25
Tax indemnity expense	0.08	—	—
Net loss on acquisitions and divestitures	0.04	0.09	0.19
Legal settlement/reserve	(0.07)	0.07	0.24
Unplanned plant shutdowns	—	0.21	—
Inventory fair value adjustment	—	0.11	—
Benefit/stock incentive adjustment	—	—	(0.17)
Customer claim adjustment	—	—	(0.08)
Debt refinancing costs	0.02	1.78	0.09
Key items, before tax	2.36	4.20	7.04
Tax effect of key items (a)	(0.52)	(1.40)	(1.51)
Key items, after tax	1.84	2.80	5.53
Tax specific key items:
Deferred tax rate changes	(2.19)	—	—
One-time transition tax	2.00	—	—
Uncertain tax positions	(0.40)	—	—
Restructuring and separation activity	0.56	0.28	0.85
Other tax reform	0.17	—	—
Valuation allowances	(0.06)	(0.33)	0.48
Foreign dividends	—	1.38	—
Other	—	—	(0.10)
Tax specific key items (b)	0.08	1.33	1.23
Total key items	1.92	4.13	6.76
Adjusted diluted EPS from continuing operations (non-GAAP)	$3.58	$2.44	$2.25

(a)	Represents the diluted EPS impact from the tax effect of the key items that are previously identified above.
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

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the years ended September 30, 2018, 2017 and 2016.

				2018	2017
(In millions)	2018	2017	2016	change	change
Sales	$3,743	$3,260	$3,019	$483	$241

The following table provides a reconciliation of the change in sales between fiscal years 2018 and 2017 and between fiscal years 2017 and 2016.

(In millions)	2018 change	2017 change
Acquisitions and divestitures	$158	$113
Pricing	125	40
Volume	109	139
Currency exchange	73	(12)
Product mix	18	(39)
Change in sales	$483	$241

Sales for 2018 increased $483 million, or 15%, compared to 2017. The acquisition of Pharmachem within the Specialty Ingredients reportable segment increased sales by $140 million, or 4%, while the net impact of other acquisitions and divestitures increased sales by $18 million. Improved pricing increased sales by $125 million, or 4%, while higher volumes increased sales by $109 million.  Favorable foreign currency exchange increased sales by $73 million and product mix increased sales by $18 million.

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

				2018	2017
(In millions)	2018	2017	2016	change	change
Cost of sales	$2,668	$2,363	$2,132	$305	$231
Gross profit as a percent of sales	28.7%	27.5%	29.4%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2018 and 2017 and between fiscal years 2017 and 2016.

(In millions)	2018 change	2017 change
Acquisitions and divestitures	$119	$81
Production costs	93	54
Volume and product mix	74	67
Currency exchange	50	(7)
Severance and other restructuring costs	2	2
Unplanned plant shutdowns	(13)	13
Accelerated depreciation	(13)	9
Inventory fair value adjustment	(7)	7
Customer claim	—	5
Change in cost of sales	$305	$231

Cost of sales for 2018 increased $305 million, or 13%, compared to 2017. The Pharmachem acquisition increased cost of sales by $101 million, or 4%, while the net impact of other acquisitions and divestitures increased cost of sales by $18 million. Higher production costs and changes in volume and product mix increased cost of sales by $93 million, or 4%, and $74 million, or 3%, respectively.  Unfavorable currency exchange increased cost of sales by $50 million. Charges for unplanned plant shutdowns and accelerated depreciation in the prior year each decreased cost of sales by $13 million, while other key items combined to decrease cost of sales by $5 million compared to 2017.

Cost of sales for 2017 increased $231 million, or 11%, compared to 2016. The Pharmachem acquisition increased cost of sales by $72 million, or 3%, while the net impact of other acquisitions and divestitures increased cost of sales by $9 million. Changes in volume and product mix and higher production costs increased cost of sales by $67 million, or 3%, and $54 million, or 3%, respectively. Favorable currency exchange decreased cost of sales by $7 million. Charges for unplanned plant shutdowns increased cost of sales by $13 million, while other key items combined to increase cost of sales by $23 million compared to 2016.

				2018	2017
(In millions)	2018	2017	2016	change	change
Selling, general and administrative expense	$771	$675	$858	$96	$(183)
As a percent of sales	20.6%	20.7%	28.4%

Selling, general and administrative expense for 2018 increased 14% compared to 2017, while expenses as a percent of sales decreased 0.1 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2017 were:

•	$82 million and $86 million of restructuring, separation and other costs during 2018 and 2017, respectively, comprised of the following:
o	$63 million of severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during 2018;
o	$10 million of costs related to the separation of Valvoline during 2018 compared to $82 million during 2017; and
o	$9 million of Pharmachem integration costs during 2018 compared to $4 million during 2017;
•	$60 million and $21 million in net environmental-related expenses during 2018 and 2017, respectively;
•	$23 million of incremental costs related to Pharmachem’s operations;
•	$16 million of asset impairment charges during 2018;
•	$10 million increase during 2018 due to foreign currency exchange; and
•	$8 million of accelerated depreciation related to the closure of an office building during 2018 compared to $3 million during 2017.

Selling, general and administrative expense for 2017 decreased 21% compared to 2016, while expenses as a percent of sales decreased 7.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2016 were:

•	a decrease of $181 million due to the impairment of the Intermediates and Solvents reportable segment during 2016;
•	$21 million and $38 million in net environmental-related expenses during 2017 and 2016, respectively;
•	$21 million of incremental and integration costs related to Pharmachem’s operations during 2017;
•	$5 million and $15 million charges for legal reserves during 2017 and 2016, respectively; and
•	$11 million of income related to the termination of a legacy benefit for former directors during 2016.

				2018	2017
(In millions)	2018	2017	2016	change	change
Research and development expense	$85	$83	$87	$2	$(4)

Research and development expense remained relatively consistent during each year.

				2018	2017
(In millions)	2018	2017	2016	change	change
Equity and other income
Equity income	$1	$—	$1	$1	$(1)
Other income	7	7	7	—	—
	$8	$7	$8	$1	$(1)

Total equity and other income remained relatively consistent during each year.

				2018	2017
(In millions)	2018	2017	2016	change	change
Net interest and other financing expense (income)
Interest expense	$136	$232	$180	$(96)	$52
Interest income	(4)	(4)	(5)	—	1
Available-for-sale securities income	(14)	(11)	(8)	(3)	(3)
Other financing costs	4	17	6	(13)	11
	$122	$234	$173	$(112)	$61

Net interest and other financing expense decreased $112 million in 2018 compared to 2017. The current year decrease in interest expense was primarily due to the prior year including $92 million of accelerated accretion related to the December 2016 tender offer of the 2029 notes.  In addition, there was also interest expense of $9 million in the prior year related to accelerated debt issuance costs associated with 2017 financing activity, which was comprised of $7 million of accelerated amortization of previously capitalized debt issuance costs and $2 million of new debt issuance costs immediately recognized.  Interest expense in the current year included $1 million of charges for new debt issuance costs incurred with the re-pricing of the 2017 term loan B facility. The available-for-sale securities income of $14 million compared to $11 million in the prior year represents investment income related to restricted investments discussed in Note G of the Notes to Consolidated Financial Statements.  The current year decrease in other financing costs was primarily due to a net $11 million charge during 2017 related to early redemption premium payments and bondholder consent fees for senior notes due 2018 and 2022, partially offset by a net gain related to the repayment of notes due 2029.

Net interest and other financing expense increased $61 million in 2017 compared to 2016. Interest expense increased during 2017 primarily due to $92 million of accelerated accretion related to the December 2016 tender offer of the 2029 notes, partially offset by a decrease in interest expense due to lower debt levels maintained in 2017 compared to 2016. During 2017, there was also interest expense of $9 million related to accelerated debt issuance costs associated with 2017 financing activity, which was comprised of $7 million of accelerated amortization of previously capitalized debt issuance costs and $2 million of new debt issuance costs immediately recognized, while 2016 included interest expense of $6 million related to accelerated debt issuance costs associated with 2016 financing activity. The increase in other financing costs was primarily due to a net $11 million charge during 2017 related to early redemption premium payments and bondholder consent fees for senior notes due 2018 and 2022, partially offset by a net gain related to the repayment of notes due 2029. The available-for-sale securities income of $11 million compared to $8 million in the prior year represents investment income related to restricted investments discussed in Note G of the Notes to Consolidated Financial Statements.

				2018	2017
(In millions)	2018	2017	2016	change	change
Other net periodic benefit income (costs)	$13	$(4)	$(77)	$17	$73

Other net periodic benefit income (costs) during 2018 primarily included a gain on pension and other postretirement plan remeasurements of $12 million.

Other net periodic benefit income (costs) during 2017 primarily included interest cost of $10 million and a loss on pension and other postretirement plan remeasurements of $6 million, partially offset by an expected return on plan assets of $11 million.

Other net periodic benefit income (costs) during 2016 primarily included a loss on pension and other postretirement plan remeasurements of $142 million and interest cost of $97 million, partially offset by an expected return on plan assets of $149 million and prior service credit amortization of $12 million. The significant activity during 2016 included certain curtailments and actuarial adjustments related to plans that have since transferred to Valvoline Inc. as part of the separation.

				2018	2017
(In millions)	2018	2017	2016	change	change
Net loss on acquisitions and divestitures	$(4)	$(6)	$(8)	$2	$2

Net loss on acquisitions and divestitures during 2018 primarily included a loss of $2 million related to the sale of a manufacturing facility, along with post-closing adjustments related to other previous divestitures.

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

Net loss on acquisitions and divestitures during 2016 included a $12 million impairment related to a Specialty Ingredients joint venture, as well as a gain on the sale of a plant and other post-closing adjustments related to previous divestitures of $2 million each.

				2018	2017
(In millions)	2018	2017	2016	change	change
Income tax expense (benefit)	$9	$7	$(25)	$2	$32
Effective tax rate	8%	(7)%	8%

The 2018 effective tax rate was impacted by jurisdictional income mix and restructuring activities, while the impact of U.S. tax reform and other items netted together to have an insignificant impact.

The 2017 effective tax rate was impacted by jurisdictional income mix, tax expense related to deemed dividend inclusions and a tax benefit for the reversal of a valuation allowance related to the utilization of foreign tax credits.

The 2016 effective tax rate was impacted by jurisdictional income mix and net unfavorable adjustments primarily related to a nondeductible goodwill impairment for the Intermediates and Solvents reporting unit, valuation allowances for domestic attributes, accruals for unrecognized tax benefits and items related to the separation of Valvoline.

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

The effective tax rates during 2018, 2017 and 2016 were significantly impacted by the following tax specific key items:

•

Deferred tax rate changes - Includes the impact from the remeasurement of Ashland’s domestic deferred tax balances resulting from the enactment of the Tax Act as well as the impact from deferred rate changes for other jurisdictions during 2018;

•	One-time transition tax - Includes the one-time transition tax resulting from the enactment of the Tax Act during 2018;
•	Uncertain tax position - Includes the impact from the settlement of uncertain tax positions with various tax authorities during 2018;
•

Restructuring and separation activity - Includes the impact from company-wide restructuring activities during 2018 and the separation of Valvoline during 2017 and 2016. These adjustments related to various tax impacts including state tax costs, foreign tax costs and other tax account adjustments;

•

Other tax reform - Includes the impact from other tax law changes resulting from the enactment of the Tax Act during 2018.  These adjustments include the impact from the deductibility of compensation items and miscellaneous state tax items;

•	Valuation allowances - Includes the impact from net operating loss and foreign tax credit valuation allowances during 2018, 2017 and 2016; and
•

Foreign dividends - Includes the impact from a significant deemed dividend inclusion in the U.S. during 2017.  This deemed dividend transaction allowed Ashland to utilize foreign tax credit carryforwards which may have otherwise expired. This transaction was driven in part by projected changes to Ashland’s business and tax profile as a result of the Valvoline separation.

The following table is a calculation of the effective tax rate, excluding the impact of these key items:

(In millions)	2018	2017	2016
Income (loss) from continuing operations
before income taxes	$114	$(98)	$(308)
Key items (pre-tax) (a)	150	264	443
Adjusted income from continuing operations
before income taxes	$264	$166	$135

Income tax expense (benefit)	9	7	(25)
Income tax rate adjustments:
Tax effect of key items (b)	33	88	96
Tax specific key items: (c)
Deferred tax rate changes	139	—	—
One-time transiton tax	(128)	—	—
Uncertain tax positions	26	—	—
Restructuring and separation activity	(36)	(17)	(53)
Other tax reform	(11)	—	—
Valuation allowances	4	21	(31)
Foreign dividends	—	(87)	—
Other	—	—	6
Total income tax rate adjustments	27	5	18
Adjusted income tax expense (benefit)	$36	$12	$(7)

Effective tax rate, excluding key items (Non-GAAP)	14%	7%	(5)%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this Management, Discussion and Analysis for a summary of the key items, before tax.
(b)	The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.
(c)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this Management Discussion and Analysis.

The following table provides a reconciliation of tax specific key items within the statutory federal income tax with the provision for income taxes summary disclosed in Note M of the Notes to Consolidated Financial Statements.

(In millions)	2018	2017	2016
Tax effect of key items computed at applicable statutory rate	$33	$88	$96
Tax reform	44	—	—
Uncertain tax positions	23	(1)	(9)
Foreign dividend, deemed inclusions and other restructuring	(10)	(87)	—
Foreign tax credits	(44)	—	(15)
Valuation allowance changes (a)	4	7	(31)
Research & development tax credits	—	—	4
State taxes	—	7	(16)
Goodwill impairment	—	—	(15)
Other items	(23)	(9)	4
	$27	$5	$18

(a)	Includes $14 million of charges during 2017 that were included in the “Restructuring and separation activity” line in previous table, which is an activity-based reconciliation.
				2018	2017
(In millions)	2018	2017	2016	change	change
Income (loss) from discontinued operations (net of taxes)
Asbestos-related litigation	$13	$(25)	$(30)	$38	$5
Water Technologies	3	2	—	1	2
Distribution	(6)	(3)	(1)	(3)	(2)
Valvoline	(1)	159	286	(160)	(127)
	$9	$133	$255	$(124)	$(122)

Asbestos-related activity during 2018, 2017 and 2016 included after-tax net adjustments to the asbestos reserves and receivables of $13 million of income, $25 million of expense and $30 million of expense, respectively, including the adjustments for the annual update.

The activity for Water Technologies and Distribution during 2018, 2017 and 2016 was related to post-closing adjustments.

The Valvoline activity within 2018 primarily represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.  Prior to the full separation of Valvoline Inc. on May 12, 2017, the operating results related to Valvoline Inc., including the operating results of the former Valvoline reportable segment, have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss) for 2017 and 2016. Valvoline’s sales included in discontinued operations during 2017 and 2016 were $1,237 million (reflective of sales until the full separation on May 12, 2017), and $1,929 million, respectively. Valvoline’s pre-tax income of discontinued operations during 2017 and 2016 totaled $240 million and $444 million, respectively.

				2018	2017
(In millions)	2018	2017	2016	change	change
Net income attributable to
noncontrolling interest	$—	$27	$1	$(27)	$26

Since Ashland’s ownership interest in Valvoline Inc. was approximately 83% after completing the IPO on September 28, 2016 and before the distribution of its remaining shares of Valvoline on May 12, 2017, the amount of net income attributable to the outside stockholders’ approximately 17% noncontrolling interest in Valvoline Inc. was presented within this caption in the Statements of Consolidated Comprehensive Income (Loss) for 2017 and 2016.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the last three fiscal years ended September 30.

				2018	2017
(In millions)	2018	2017	2016	change	change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$(82)	$81	$(14)	$(163)	$95
Pension and postretirement
obligation adjustment	—	(4)	14	4	(18)
Net change in available-for-sale securities	13	15	17	(2)	(2)
	$(69)	$92	$17	$(161)	$75
Total other comprehensive income (loss), net of tax, decreased $161 million in 2018 as compared to 2017 as a result of the following components.

•

In 2018, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $82 million, compared to a gain of $81 million during 2017. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

The pension and postretirement obligation adjustment was zero during 2018 compared to $4 million during 2017. The adjustment during 2017 related to amortization of unrecognized prior services credits for pension and other postretirement benefit plans and were reclassified into net income.

•

Gains of $13 million and $15 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income (loss) during 2018 and 2017, respectively.

Total other comprehensive income (loss), net of tax, increased $75 million in 2017 as compared to 2016 as a result of the following components.

•

In 2017, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $81 million, compared to a loss of $14 million during 2016. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

The pension and postretirement obligation adjustment was a loss of $4 million during 2017 compared to income of $14 million during 2016. Of these amounts, $4 million and $41 million during 2017 and 2016, respectively, of unrecognized prior service credits, net of tax, relating to pension and other postretirement benefit plans were amortized and reclassified into net income. Additional unrecognized prior service credits, net of tax, of $55 million during 2016 were included in other comprehensive income (loss) as a result of the pension and other postretirement plan remeasurements.

•

Gains of $15 million and $17 million on available-for-sale securities, net of tax, related to restricted investments, were recognized within other comprehensive income (loss) during 2017 and 2016, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s operations are managed within the following three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income (costs) caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

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

(In millions)	2018	2017	2016
Sales
Specialty Ingredients	$2,470	$2,216	$2,089
Composites	942	779	669
Intermediates and Solvents	331	265	261
	$3,743	$3,260	$3,019
Operating income (loss)
Specialty Ingredients	$314	$233	$237
Composites	73	67	63
Intermediates and Solvents	31	(12)	(181)
Unallocated and other	(191)	(142)	(169)
	$227	$146	$(50)
Depreciation and amortization
Specialty Ingredients	$252	$243	$243
Composites	22	22	22
Intermediates and Solvents	30	31	31
Unallocated and other	8	5	6
	$312	$301	$302
Operating information
Specialty Ingredients (a)
Sales per shipping day	$9.8	$8.8	$8.2
Metric tons sold (thousands)	324.7	317.2	307.4
Gross profit as a percent of sales	33.8%	32.7%	33.9%
Composites (a)
Sales per shipping day	$3.7	$3.1	$2.6
Metric tons sold (thousands)	382.2	346.4	309.1
Gross profit as a percent of sales	18.8%	19.8%	22.6%
Intermediates and Solvents (a)
Sales per shipping day	$1.3	$1.1	$1.0
Metric tons sold (thousands)	140.6	137.0	136.7
Gross profit as a percent of sales	18.6%	6.5%	11.0%

(a)	Sales are defined as sales and operating revenues. Gross profit is defined as sales, less cost of sales.

Sales by region expressed as a percentage of reportable segment sales for each of the last three fiscal years ended September 30 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	2018
Sales by Geography	Specialty Ingredients	Composites	Intermediates and Solvents
North America	40%	45%	21%
Europe	33%	34%	61%
Asia Pacific	18%	14%	15%
Latin America & other	9%	7%	3%
	100%	100%	100%

	2017
Sales by Geography	Specialty Ingredients	Composites	Intermediates and Solvents
North America	40%	47%	22%
Europe	31%	30%	57%
Asia Pacific	19%	15%	18%
Latin America & other	10%	8%	3%
	100%	100%	100%

	2016
Sales by Geography	Specialty Ingredients	Composites	Intermediates and Solvents
North America	39%	50%	22%
Europe	31%	30%	58%
Asia Pacific	20%	14%	16%
Latin America & other	10%	6%	4%
	100%	100%	100%

Specialty Ingredients

Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from cellulose ethers, vinyl pyrrolidones, acrylic polymers, polyester and polyurethane-based adhesives, and plant and seed extract, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.  Key customers include pharmaceutical companies; makers of personal care products, food and beverages; makers of nutraceuticals and supplements; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies.

On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem, a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. At the acquisition date, Pharmachem had approximately $300 million in annual revenues and 14 manufacturing facilities located in the United States and Mexico. New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products. See Note C of the Notes to Consolidated Financial Statements for more information.

Ashland completed the transfer of its ownership interest in a consolidated joint venture during 2017. See Note D of the Notes to Consolidated Financial Statements for information on this divestiture

2018 compared to 2017

Specialty Ingredients’ sales increased $254 million, or 11%, to $2,470 million in 2018. The acquisition of Pharmachem increased sales by $140 million, or 6%. Volume and mix combined to increase sales by $87 million while favorable foreign currency exchange increased sales by $42 million.  In addition, improved product pricing increased sales by $18 million.  These increases were partially offset by a decrease of $33 million primarily related to the transfer of ownership interest in a consolidated joint venture.

Gross profit during 2018 increased $110 million compared to 2017. The acquisition of Pharmachem and improved volume and mix increased gross profit by $39 million each, while favorable foreign currency exchange increased gross profit by $18 million. Additionally, the net impact of pricing and costs increased gross profit by $18 million, which included a $24 million net impact from the following key items during 2018 and 2017:

•	$3 million of costs related to restructuring activity at certain manufacturing plants during 2018;
•	$14 million of restructuring charges related to the closure of a manufacturing plant during 2017 (which included $13 million of accelerated depreciation);
•	$7 million of non-cash charges related to the fair value assessment of inventory acquired from Pharmachem at the date of acquisition during 2017; and
•	$6 million of costs related to the temporary shutdown of a manufacturing plant due to a hurricane during 2017.

These increases to gross profit were partially offset by a decrease of $4 million related to the joint venture divestiture.  In total, gross profit margin during 2018 increased 1.1 percentage points to 33.8% as compared to 2017.

Selling, general and administrative expenses (which includes research and development expenses throughout the reportable segment discussion and analysis) increased $27 million during 2018 as compared to 2017, largely due to incremental costs of $23 million related to the acquisition of Pharmachem’s operations. The remaining increase to selling, general and administrative expense was primarily attributable to unfavorable foreign currency exchange. Equity and other income (loss) decreased $2 million compared to 2017.

Operating income totaled $314 million for 2018 compared to $233 million in 2017. EBITDA increased $98 million to $560 million in 2018, while Adjusted EBITDA increased $81 million to $574 million. Operating income margin increased 2.2 percentage points in 2018 to 12.7%.  Adjusted EBITDA margin increased 1.0 percentage point in 2018 to 23.2%.

2017 compared to 2016

Specialty Ingredients’ sales increased $127 million, or 6%, to $2,216 million in 2017. The acquisition of Pharmachem in 2017 increased sales by $104 million, or 5%, while a toller agreement exit and the divestiture of a joint venture combined to decrease sales by $13 million. Volume increased sales by $72 million as metric tons increased to 317.2 thousand in 2017, while mix declined sales by $32 million during 2017. Unfavorable foreign currency exchange decreased sales by $10 million, while improved product pricing increased sales by $6 million.

Gross profit during 2017 increased $18 million compared to 2016. The acquisition of Pharmachem in 2017 increased gross profit by $32 million while improved volume and mix combined to increase gross profit by $21 million. These increases were partially offset by decreases due to pricing and higher costs of $29 million, primarily related to the impact from the following key items during 2017 and 2016:

•

$14 million of restructuring charges related the closure of a manufacturing plant and the termination of a contract at a manufacturing facility during 2017 (which included $13 million of accelerated depreciation);

•	$7 million of non-cash charges related to the fair value assessment of inventory acquired from Pharmachem at the date of acquisition during 2017;
•	$6 million of costs related to the temporary shutdown of a manufacturing plant due to a hurricane during 2017;
•	$1 million of net restructuring income and $4 million of accelerated depreciation related to a restructuring plan within an existing manufacturing facility during 2016; and
•	$5 million of income related to a customer claim adjustment during 2016.

Additionally, unfavorable foreign currency exchange and the divestiture of a joint venture decreased gross profit by $4 million and $2 million, respectively. In total, gross profit margin during 2017 decreased 1.2 percentage points to 32.7% as compared to 2016.

Selling, general and administrative expenses increased $20 million during 2017 as compared to 2016, primarily due to incremental costs of $17 million related to Pharmachem’s operations. Equity and other income (loss) decreased $2 million compared to 2016.

Operating income totaled $233 million for 2017 compared to $237 million in 2016. EBITDA decreased $14 million to $462 million in 2017, while Adjusted EBITDA increased $17 million to $493 million. Operating income margin decreased 0.8 percentage points in 2017 to 10.5%.  Adjusted EBITDA margin decreased 0.6 percentage points in 2017 to 22.2%.

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

The key items during 2018 included $6 million of accelerated depreciation related to the termination of a contract at a manufacturing facility, $2 million of integration costs related to the acquisition of Pharmachem and $3 million of costs related to restructuring activity at certain manufacturing plants. Additional key items during 2018 included $2 million of asset impairment charges and $1 million of environmental reserve adjustments.

The key items during 2017 included $18 million of restructuring charges for the closure of a manufacturing plant and the termination of a contract at a manufacturing facility (which included $14 million of accelerated depreciation and $4 million of severance and other restructuring costs), $7 million for the revaluation of Pharmachem inventory and $6 million of charges related to an unplanned plant shutdown.

The $4 million of restructuring charges in 2016 were partially offset by a $5 million income adjustment to a severance accrual for a net impact of $1 million of income. The $4 million of accelerated depreciation in 2016 related to a manufacturing facility restructuring plan. In addition, there were environmental reserve adjustments of $2 million and income of $5 million for a customer claim receipt during 2016.

	September 30
(In millions)	2018	2017	2016
Operating income	$314	$233	$237
Depreciation and amortization (a)	246	229	239
EBITDA	560	462	476
Accelerated depreciation	6	14	4
Severance and other costs	5	4	(1)
Asset impairment	2	—	—
Environmental reserve adjustment	1	—	2
Inventory fair value adjustment	—	7	—
Unplanned plant shutdown	—	6	—
Customer claim	—	—	(5)
Adjusted EBITDA	$574	$493	$476

(a)	Excludes $6 million, $14 million and $4 million of accelerated depreciation during 2018, 2017 and 2016, respectively.

Composites

Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gelcoats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry. The products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and combustion engine oil.

2018 compared to 2017

Composites’ sales increased by $163 million to $942 million in 2018. Improved product pricing increased sales by $68 million, or 9%, while the acquisition of an unsaturated polyester resins manufacturing facility increased sales by $51 million, or 7%.  Volume and mix combined to increase sales by $28 million as metric tons sold increased to 382.2 thousand in 2018.  Additionally, favorable foreign currency exchange increased sales by $16 million.

Gross profit increased $23 million in 2018 compared to 2017. The net impact of pricing and costs increased gross profit by $8 million while volume and mix combined to increase gross profit by $7 million. Foreign currency exchange and the acquisition of an unsaturated polyester resins manufacturing facility increased gross profit by $4 million each. In total, gross profit margin during 2018 decreased 1.0 percentage point to 18.8% as compared to 2017.

Selling, general and administrative expense increased $18 million during 2018 compared to 2017, primarily due to higher general allocated resource costs.  Equity and other income (loss) increased $1 million compared to 2017.

Operating income totaled $73 million in 2018 compared to $67 million in 2017, while operating income margin decreased 0.9 percentage points in 2018 to 7.7%.  EBITDA increased $6 million to $95 million in 2018, while the EBITDA margin decreased 1.3 percentage points to 10.1% in 2018.

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

Operating income totaled $67 million in 2017 compared to $63 million in 2016, while operating income margin decreased 0.8 percentage points in 2017 to 8.6%.  EBITDA increased $4 million to $89 million in 2017, while the EBITDA margin decreased 1.3 percentage points to 11.4% in 2017.

EBITDA reconciliation

The following EBITDA presentation for the three annual periods is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Composites. There were no unusual or key items that affected comparability for EBITDA during the current and prior years.

	September 30
(In millions)	2018	2017	2016
Operating income	$73	$67	$63
Depreciation and amortization	22	22	22
EBITDA	$95	$89	$85

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

2018 compared to 2017

Intermediates and Solvents’ sales increased $66 million to $331 million in 2018. Improved product pricing increased sales by $39 million while favorable foreign currency exchanged increased sales by $15 million. Volume and mix combined to increase sales by $12 million as metric tons sold increased to 140.6 thousand.

Gross profit increased $45 million during 2018 compared to 2017. The net impact of pricing and costs increased gross profit by $37 million, which included an increase of $7 million related to the unplanned shutdown of a manufacturing plant due to a fire that occurred in 2017. Higher volumes increased gross profit by $7 million and foreign currency exchange increased gross profit by $1 million.  In total, gross profit margin during 2018 increased 12.1 percentage points to 18.6%.

Selling, general and administrative expense increased $2 million during 2018 as compared to 2017.

Operating income totaled $31 million in 2018 as compared to a loss of $12 million in 2017. EBITDA increased $42 million to $61 million in 2018, while Adjusted EBITDA increased $35 million to $61 million.  Operating income margin increased to 9.4% in 2018 compared to a negative margin in 2017.  Adjusted EBITDA margin increased 8.6 percentage points to 18.4% in 2018.

2017 compared to 2016

Intermediates and Solvents’ sales increased $4 million to $265 million in 2017. The net impact of volume and product mix increased sales by $7 million with metric tons sold increasing to 137.0 thousand. This increase was partially offset by unfavorable foreign currency exchange and lower product pricing, which decreased sales by $2 million and $1 million, respectively.

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

Operating loss totaled $12 million in 2017 as compared to $181 million in 2016. EBITDA increased $169 million to $19 million in 2017, while Adjusted EBITDA decreased $5 million to $26 million. Operating income margin was negative in both 2017 and 2016.  Adjusted EBITDA margin decreased 2.1 percentage points to 9.8% in 2017.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation for the three annual periods is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. There were no unusual or key items that affected comparability for Adjusted EBITDA during the current year, while key items in prior years included $7 million of costs related to the temporary shutdown of a manufacturing plant due to a fire during 2017 and the $181 million non-cash long lived asset impairment recorded in 2016.

	September 30
(In millions)	2018	2017	2016
Operating income (loss)	$31	$(12)	$(181)
Depreciation and amortization	30	31	31
EBITDA	61	19	(150)
Unplanned plant shutdown	—	7	—
Impairment	—	—	181
Adjusted EBITDA	$61	$26	$31

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for each of the last three years ended September 30.

	September 30
(In millions)	2018	2017	2016
Restructuring activities	$(101)	$(100)	$(125)
Environmental expenses	(58)	(20)	(36)
Asset impairment charges	(14)	—	—
Legal settlement/reserve	5	(5)	(15)
Tax indemnity expense	(5)	—	—
Other income (expense)	(18)	(17)	7
Total unallocated expense	$(191)	$(142)	$(169)

Unallocated and other recorded expense of $191 million, $142 million and $169 million for 2018, 2017, and 2016, respectively. The charges for restructuring activities of $101 million, $100 million and $125 million during 2018, 2017 and 2016, respectively, were primarily comprised of the following items:

•	$63 million of severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during 2018;
•

$13 million, $13 million and $37 million of stranded divestiture costs during 2018, 2017 and 2016, respectively. Of these stranded divestiture costs, $22 million related to costs previously allocated to the Valvoline reportable segment during 2016;

•	$10 million, $82 million and $81 million of costs related to the separation of Valvoline during 2018, 2017 and 2016, respectively;
•	$8 million of accelerated depreciation related to the closure of an office building during 2018; and
•	$7 million and $4 million of integration costs related to the acquisition of Pharamchem during 2018 and 2017, respectively.

FINANCIAL POSITION

Liquidity

Ashland had $294 million in cash and cash equivalents as of September 30, 2018, of which $258 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued. However, due to the Tax Act enacted in the current year, Ashland will be reassessing this position in future periods.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows.

(In millions)	2018	2017	2016
Cash provided (used) by:
Operating activities from continuing operations	$344	$273	$385
Investing activities from continuing operations	(202)	(829)	(177)
Financing activities from continuing operations	(368)	136	(1,858)
Discontinued operations	(47)	(197)	1,589
Effect of currency exchange rate changes on cash and cash equivalents	1	(5)	(8)
Net decrease in cash and cash equivalents	$(272)	$(622)	$(69)

Ashland paid income taxes of $77 million during 2018 compared to $79 million in 2017 and $108 million in 2016. Cash receipts for interest income were $4 million in 2018, $4 million in 2017 and $5 million in 2016, while cash payments for interest expense amounted to $126 million in 2018, $132 million in 2017 and $162 million in 2016.

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$114	$28	$(28)
Income from discontinued operations (net of tax)	(9)	(133)	(255)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	312	301	302
Original issue discount and debt issuance cost amortization	9	109	18
Deferred income taxes	(97)	(30)	(29)
Equity income from affiliates	(1)	—	(1)
Distributions from equity affiliates	1	1	2
Stock based compensation expense - Note Q	28	20	30
Excess tax benefits on stock based compensation	4	3	3
Loss on early retirement of debt	—	9	—
Realized gains and investment income on available-for-sale securities	(14)	(11)	(8)
Net loss on acquisitions and divestitures - Notes C and D	1	4	8
Impairments	16	—	181
Pension contributions	(9)	(7)	(33)
Loss (gain) on pension and other postretirement plan remeasurements	(12)	6	142
Change in operating assets and liabilities (a)	1	(27)	53
Total cash flows provided by operating activities from continuing operations	$344	$273	$385

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows provided by operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $344 million in 2018, $273 million in 2017 and $385 million in 2016.

Operating Activities - Operating Assets and Liabilities

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

The following details certain changes in key operating assets and liabilities for 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016
Cash flows from assets and liabilities (a)
Accounts receivable	$(70)	$(64)	$77
Inventories	(29)	(23)	48
Trade and other payables	85	60	(99)
Other assets and liabilities	15	—	27
Change in operating assets and liabilities	$1	$(27)	$53

(a)	Excludes changes resulting from operations acquired or sold.

Changes in net working capital accounted for an outflow of $14 million in 2018, an outflow of $27 million in 2017 and an inflow of $26 million in 2016, and were driven by the following:

•

Accounts receivable - Changes in accounts receivable resulted in a $70 million outflow of cash in 2018 compared to a cash outflow of $64 million in 2017 and a cash inflow of $77 million in 2016, and primarily related to increased sales.

•

Inventory – Changes in inventory resulted in a cash outflow of $29 million in 2018 compared to cash outflow of $23 million in 2017 and cash inflow of $48 million in 2016, and were primarily driven by sales volumes and inventory management.

•

Trade and other payables - Changes in trade and other payables resulted in a cash inflow of $85 million in 2018 compared to cash inflow of $60 million in 2017 and cash outflow of $99 million in 2016, and primarily related to the timing of certain payments.

The remaining cash inflows of $15 million and $27 million during 2018 and 2016, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities - Summary

Operating cash flows for 2018 included income from continuing operations of $105 million, non-cash adjustments of $312 million for depreciation and amortization and $97 million for deferred income taxes.  The adjustment for deferred income taxes during 2018 was significantly higher compared to prior years due to the impact from the enactment of the Tax Act during the current year.  Operating cash flows for 2018 also included non-cash adjustments of $16 million related to asset impairment charges, $12 million of net gains on pension and other postretirement plan remeasurements and $9 million for debt issuance cost amortization.

Operating cash flows for 2017 included a loss from continuing operations of $105 million, non-cash adjustments of $301 million for depreciation and amortization and $109 million for original issue discount and debt issuance cost amortization, including $92 million of accelerated accretion related to the tender offer of the 2029 notes.  Operating cash flows for 2017 also included non-cash adjustments of $30 million for deferred income taxes and $6 million of net losses on pension and other postretirement plan remeasurements.

Operating cash flows for 2016 included a loss from continuing operations of $283 million, $142 million of net losses on pension and other postretirement plan remeasurements and non-cash adjustments of $302 million for depreciation and amortization and $18 million for debt issuance cost amortization. Operating cash flows for 2016 also included non-cash adjustments of $181 million related to the impairment of Intermediates and Solvents as well as an adjustment of $29 million for deferred income taxes.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(185)	$(199)	$(231)
Proceeds from disposal of property, plant and equipment	4	5	2
Purchase of operations - net of cash acquired	(11)	(680)	—
Proceeds from sale of operations or equity investments	6	18	19
Life insurance payments	(37)	—	—
Net purchases of funds restricted for specific transactions	(10)	(2)	(4)
Reimbursement from restricted investments	33	27	33
Proceeds from sale of available-for-sale securities	26	19	10
Purchase of available-for-sale securities	(26)	(19)	(10)
Proceeds from the settlement of derivative instruments	1	5	9
Payments for the settlement of derivative instruments	(3)	(3)	(5)
Total cash flows used by investing activities from continuing operations	$(202)	$(829)	$(177)

Cash used by investing activities was $202 million in 2018 compared to $829 million and $177 million in 2017 and 2016, respectively.  The significant cash investing activities for the current year primarily related to cash outflows of $185 million for capital expenditures.  The current year also included cash outflows of $37 million related to payments for a corporate-owned life insurance policy loan and $11 million for the purchase of Vornia Limited.  Additionally, there were reimbursements of $33 million from the restricted renewable annual asbestos trust.

The significant cash investing activities for 2017 primarily related to cash outflows of $680 million for the acquisition of Pharmachem and $199 million for capital expenditures. Additionally, there were reimbursements of $27 million from the restricted renewable annual asbestos trust.

The significant cash investing activities for 2016 included capital expenditures of $231 million and reimbursements of $33 million from the restricted renewable annual asbestos trust.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$1,100	$—
Repayment of long-term debt	(311)	(915)	(1,095)
Premium on long-term debt repayment	—	(17)	—
Proceeds from (repayment of) short-term debt	15	75	(156)
Repurchase of common stock	—	—	(500)
Debt issuance costs	(2)	(15)	—
Cash dividends paid	(60)	(77)	(97)
Stock based compensation employee withholding taxes paid in cash	(10)	(15)	(10)
Total cash flows provided (used) by financing activities from continuing operations	$(368)	$136	$(1,858)

Cash provided (used) by financing activities was $(368) million for 2018, $136 million for 2017, and $(1,858) million for 2016. Significant cash financing activities for the current year included a cash outflow $311 million for repayments of long-term debt, including $250 million for the full repayment of the three-year term loan A facility, $55 million for early repayments of the five-year term loan A facility and $6 million for repayments of the term loan B facility. The current period also included short-term debt net proceeds of $15 million related to the revolving credit facility, the accounts receivable securitization facilities and a short-term loan facility. The revolving credit facility and the outstanding balance of the three-year term loan A facility were repaid primarily using cash from repatriations. The current year included cash dividends paid of $0.95 per share, for a total of $60 million.

Significant cash financing activities during 2017 included cash outflows of $915 million primarily related to the full repayment of the 2018 notes and partial repayments of the 2029 notes and 2022 notes. There were also cash inflows of $1,100 million from the issuance of the term loan A facilities and the term loan B facility. Additionally, 2017 included short-term debt net cash inflows of $75 million primarily related to debt outstanding on the revolving credit facility and the accounts receivable securitization, partially offset by the repayment of the term loan due 2017. Ashland also paid cash dividends of $1.23 per share, for a total of $77 million.

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

Cash provided (used) by discontinued operations

The following discloses the cash flows associated with Ashland’s discontinued operations for 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016
Cash provided (used) by discontinued operations
Operating cash flows	$(47)	$110	$293
Investing cash flows	—	(290)	(155)
Financing cash flows	—	(17)	1,451
Total cash provided (used) by discontinued operations	$(47)	$(197)	$1,589

Cash flows for discontinued operations in the current year primarily related to previously divested businesses, including net payments of asbestos and environmental liabilities.

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

	September 30
(In millions)	2018	2017	2016
Cash flows provided by operating activities from continuing operations	$344	$273	$385
Less:
Additions to property, plant and equipment	(185)	(199)	(231)
Free cash flows (a)	$159	$74	$154

(a)	Included $39 million and $64 million of restructuring-related and separation payments during 2018 and 2017, respectively.

At September 30, 2018, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $648 million, compared to $941 million at the end of 2017. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 91% of current liabilities at September 30, 2018 and 122% at September 30, 2017.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2018, 2017 and 2016.

	September 30
(In millions)	2018	2017	2016
Cash and cash equivalents	$294	$566	$1,017

Unused borrowing capacity
2017 Revolving Credit Facility	$725	$579	$—
2015 Revolving Credit Facility	—	—	742
Accounts receivable securitizations	29	35	80

The borrowing capacity remaining under the 2017 Revolving Credit Facility was $725 million due to an outstanding balance of $25 million, as well as a reduction of $50 million for letters of credit outstanding at September 30, 2018. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facilities and accounts receivable securitization facilities, was $1,048 million at September 30, 2018 as compared to $1,180 million at September 30, 2017 and $1,839 million at September 30, 2016. For further information, see Note J within the Notes to Consolidated Financial Statements.

Capital resources

Debt

The following summary reflects Ashland’s debt as of September 30, 2018 and 2017.

	September 30
(In millions)	2018	2017
Short-term debt (includes current portion of long-term debt)	$254	$235
Long-term debt (less current portion and debt issuance cost discounts) (a)	2,275	2,584
Total debt	$2,529	$2,819

(a)	Includes $21 million and $25 million of debt issuance cost discounts as of September 30, 2018 and 2017, respectively.

The current portion of long-term debt was $11 million at September 30, 2018. Debt as a percent of capital employed was 43% at September 30, 2018 and 45% at September 30, 2017. At September 30, 2018, Ashland’s total debt had an outstanding principal balance of $2,600 million, discounts of $50 million and debt issuance costs of $21 million. The scheduled aggregate maturities of long-term debt for the next five fiscal years (including the current portion and excluding debt issuance costs) are as follows: $11 million in 2019, $19 million in 2020, $56 million in 2021, $1,224 million in 2022 and $6 million in 2023.

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

At Ashland’s option, loans issued under the 2017 Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.375% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.500% per annum), based upon Ashland’s secured facilities ratings or the consolidated net leverage ratio (as defined in the 2017 Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, Ashland was required to pay fees of 0.25% per annum on the daily unused amount of the 2017 Revolving Credit Facility through and including the date of delivery of a compliance certificate, and thereafter the fee fluctuates between 0.175% and 0.40% per annum, based upon Ashland’s secured facilities rating or the consolidated net leverage ratio (whichever yields a lower applicable rate). The TLA Facilities may be prepaid at any time without premium. The Three-Year TLA Facility will not amortize and had a due date of May 17, 2020. The Five-Year TLA Facility will not amortize in each of the first, second and third years and will amortize at a rate of 20% per annum in each of the fourth and fifth years (payable in equal quarterly installments), with the outstanding balance of the Five-Year TLA Facility to be paid on May 17, 2022.

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

2018 financing activity related to the 2017 Credit Agreement

On May 22, 2018, Ashland entered into Amendment No. 3 to the 2017 Credit Agreement which provided for the re-pricing of the 2017 TLB facility. Due to this amendment, loans issued under the 2017 TLB facility bear interest at LIBOR plus 1.75% per annum (previously LIBOR plus 2.00% per annum). All other significant terms of the agreement remained unchanged. Ashland incurred $1 million of new debt issuance costs in connection with the re-pricing, which was expensed during 2018 within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss).

During 2018, Ashland utilized cash primarily from repatriations and borrowings from the accounts receivable securitization facilities to fully repay the $250 million outstanding balance of the Three-Year TLA Facility and to repay $55 million of the Five-Year TLA Facility.  As a result of these repayments, Ashland recognized accelerated amortization of previously capitalized debt issuance costs of less than $1 million during 2018, which was included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss).

Senior notes refinancing, 2015 Senior Credit Agreement and 2016 Amendment

During July 2016, Ashland amended its previous credit agreement (the 2015 Senior Credit Agreement) to permit the Reorganization and series of events relating to the separation of Valvoline Inc. As a result of the July 2016 amendment and the Valvoline debt borrowings in connection with the separation, Ashland reduced its revolving borrowing capacity to $800 million. The outstanding balance of a previous term loan facility (the 2015 Term Loan Facility) was repaid in full in connection with the combined Ashland and Valvoline financing activities during September 2016. In connection with these transactions, Ashland recognized a $6 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) in 2016.

Debt repayments and repurchases

Cash repatriation

During 2018, Ashland repatriated approximately $590 million in cash that was primarily used to repay existing debt, principally the 2017 Revolving Credit Facility and the outstanding balance of the Three-Year TLA facility (as previously discussed).

Redemption of 3.875% notes due 2018

During 2017, Ashland redeemed all of its outstanding 3.875% senior notes due 2018 (2018 Senior Notes), of which approximately $659 million were outstanding. Proceeds of borrowings under the 2017 TLB Facility, together with cash on hand, were used to pay for the redemption. Ashland recognized a $13 million charge related to premiums paid and accelerated amortization of previously capitalized debt issuance costs during 2017, which is included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss).

Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018

During 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 Senior Notes) and its 3.875% notes due 2018 (2018 Senior Notes). As a result of these repurchases, the carrying values of the 2022 and 2018 Senior Notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs during 2017, which is included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss). As previously discussed, the remaining outstanding amount of the 2018 Senior Notes was redeemed during 2017.

6.50% junior subordinated notes due 2029

In December 2016, Hercules, an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer, $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 Notes) for an aggregate purchase price of $177 million. As a result, the carrying value of the 2029 Notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt during 2017. The charge and net gain are included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss).

Accounts receivable securitizations

2018 accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program has a term of two years.

Under the Program, each Seller will assign, on an ongoing basis, certain of its accounts receivable and the right to the collections on those accounts receivable to the Purchaser. Under the terms of the Program, the Sellers could, from time to time, obtain up to €115 million from the Purchaser through the sale of an undivided interest in such accounts receivable and collections. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Fundings under the Program will be repaid as accounts receivable are collected, with new fundings being advanced (through daily advanced purchase price) as new accounts receivable are originated by the Sellers and assigned to the Purchaser, with settlement occurring monthly. Ashland classifies any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to the Purchaser, the accounts receivable and rights to collection described above are separate and distinct from each Sellers’ own assets and are not available to its creditors should such Sellers become insolvent.

At September 30, 2018, the outstanding amount of accounts receivable transferred by Ashland to the Purchaser was $153 million and there were $109 million of borrowings (denominated in multiple currencies) under the facility. The weighted-average interest rate for this instrument was 1.8% for 2018.

2012 accounts receivable securitization

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

During 2016, the termination date of the commitments under the Transfer and Administration Agreement was extended from December 31, 2015, the previous termination extension date, to March 22, 2017. During March 2017, this facility was extended for an additional year with similar terms as the previous facility agreement. During March 2018, the termination date of the accounts receivable securitization facility was extended from March 2018 to March 2020. The available funding for qualified receivables under the accounts receivable securitization facility increased from $100 million to $115 million. No other changes to the agreement are expected to have a significant impact to Ashland's results of operations and financial position.

At September 30, 2018 and 2017, the outstanding amount of accounts receivable transferred by Ashland to CVG was $166 million and $155 million, respectively. There were $86 million of borrowings under the facility as of September 30, 2018, while Ashland had $56 million of borrowings under the facility as of September 30, 2017. The weighted-average interest rate for this instrument was 2.7% for 2018 and 2.8% for 2017.

Other debt

At September 30, 2018 and 2017, Ashland held other debt totaling $83 million and $58 million, respectively, comprised primarily of a short-term loan facility, the 6.50% notes due 2029 and a medium-term note.

Ashland debt covenant restrictions

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2018, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2017 Credit Agreement) is 4.5. The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted

EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page M-7. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees.  At September 30, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.4.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during is 3.0. The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2018, Ashland’s calculation of the consolidated interest coverage ratio was 5.4.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 0.8x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated net leverage ratio by approximately 0.2x.

Ashland credit ratings

Ashland’s corporate credit rating with Standard & Poor’s is BB, while Moody’s Investor Services is Ba2. Moody’s Investor Services and Standard & Poor’s outlooks both remained at stable. Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

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

Total Equity

Total equity was $3,406 million at September 30, 2018, which was unchanged from the total equity at September 30, 2017. During 2018, there were increases of $114 million from net income, $15 million for common shares issued under stock incentive and other plans and $13 million from the net change in available-for-sale securities.  These increases were offset by decreases of $82 million for deferred translation losses and $60 million for cash dividends paid during 2018.

Stock repurchase programs

In April 2015, Ashland’s Board of Directors approved a $1 billion share repurchase authorization (the 2015 stock repurchase program) that was set to expire on December 31, 2017. In September 2017, Ashland’s Board of Directors extended the 2015 stock repurchase program indefinitely, at which point $500 million of share repurchase authorization remained under the 2015 stock repurchase program.

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of September 30, 2018, $1 billion remained available for repurchase under this authorization.

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

Stockholder dividends

Ashland paid dividends per common share of $0.95, $1.23 and $1.56 during 2018, 2017 and 2016, respectively.

In May 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 22.5 cents per share. This dividend was paid in the third quarter and fourth quarters of fiscal 2018.

During May 2017, subsequent to the final distribution of Valvoline Inc.’s common stock, the Board of Directors announced a quarterly cash dividend of 22.5 cents per share to eligible shareholders at record, which was paid for quarterly dividends in the first and second quarter quarters of fiscal 2018 and the third and fourth quarters of fiscal 2017. This represented a reduction from the previous quarterly dividend of 39 cents per share paid during the first and second quarters of fiscal 2017 and each quarter of fiscal 2016.

Capital expenditures

Capital expenditures were $185 million for 2018 and averaged $205 million during the last three years. A summary of capital expenditures by reportable segment during 2018, 2017 and 2016 follow.

(In millions)	2018	2017	2016
Specialty Ingredients	$138	$148	$179
Composites	24	26	23
Intermediates and Solvents	9	10	13
Unallocated and other	14	15	16
Total capital expenditures	$185	$199	$231

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last three years is as follows.

(In millions)	2018	2017	2016
Capital employed (a)
Specialty Ingredients	$5,599	$5,726	$4,959
Composites	440	461	418
Intermediates and Solvents	242	250	267

(a)

Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $2,875 million, $3,031 million and $2,479 million as of September 30, 2018, 2017 and 2016, respectively.

Contractual obligations and other commitments

The following table aggregates Ashland’s obligations and commitments to make future payments under existing contracts at September 30, 2018. Contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable have been excluded.

		Less than	1-3	3-5	More than
(In millions)	Total	1 year	years	years	5 years
Contractual obligations
Raw material and service contract purchase obligations (a)	$233	$70	$107	$43	$13
Employee benefit obligations (b)	85	13	16	16	40
Operating lease obligations (c)	187	31	43	25	88
Debt	2,600	254	75	1,230	1,041
Interest payments (d)	1,100	125	238	168	569
Unrecognized tax benefits (e)	164	—	—	—	164
One-time transition tax (f)	33	2	3	3	25
Total contractual obligations	$4,402	$495	$482	$1,485	$1,940

Other commitments
Letters of credit (g)	$50	$50	$—	$—	$—

(a)	Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)

Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2019 as well as projected benefit payments through 2028 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note N of the Notes to Consolidated Financial Statements for additional information.

(c)

Includes leases for office buildings, transportation equipment, warehouses and storage facilities and other equipment. For further information, see Note L of the Notes to Consolidated Financial Statements.

(d)

Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2018.

(e)

Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 5 years” column.

(f)

As a result of the Tax Act enacted during fiscal year 2018, Ashland has currently estimated and recorded $128 million of expense for the one-time transition tax.  This amount was reduced by attribute carryforwards and other items for a net liability of $33 million payable over eight years, with the first payment estimated at $2 million to be due during the first quarter of fiscal year 2019.

(g)	Ashland issues various types of letters of credit as part of its normal course of business. For further information, see Note J of the Notes to Consolidated Financial Statements.

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

Total depreciation expense on property, plant and equipment for 2018, 2017 and 2016 was $217 million, $219 million and $226 million, respectively. Depreciation expense for 2018, 2017 and 2016 included $14 million, $19 million and $6 million, respectively, in accelerated depreciation. Capitalized interest for 2018, 2017 and 2016 was zero, $1 million and $1 million, respectively.

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

Amortization expense recognized on finite-lived intangible assets was $95 million for 2018, $82 million for 2017 and $76 million for 2016, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Goodwill associated with the reporting units as of September 30, 2018 was $2,304 million for Specialty Ingredients, $145 million for Composites, and zero for Intermediates and Solvents as a result of an impairment charge during 2016.

In prior years, Ashland performed a quantitative goodwill impairment test and determined the fair value of its reporting units using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are highly reliant on various assumptions. Significant assumptions Ashland utilized in these models in prior years included: projected business results and future industry direction, long-term growth factors and weighted-average cost of capital. The base models of future financial performance projections utilized in the goodwill impairment assessment reflect conservative assumptions on future operating performance as approved by Management and the Board of Directors. Ashland uses assumptions that it deems to be reasonable estimates of likely future events and compares the total fair values of each reporting unit to Ashland’s market capitalization, and implied control premium, to determine if the fair values are reasonable compared to external market indicators. Subsequent changes in these key assumptions could affect the results of future goodwill impairment reviews. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, it is adjusted to its calculated fair value and the adjustment represents the impairment charge.

In the current year for its July 1, 2018 goodwill impairment test, Ashland performed an extensive qualitative analysis in order to determine whether it was necessary to perform a quantitative goodwill impairment test. In performing this analysis, Ashland considered relevant events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and changes in management and business strategy, changes in carrying value, among others. Ashland considered how these relevant events and circumstances have changed since its most recent quantitative goodwill impairment test performed in the prior year as of July 1, 2017. After weighting the significance of these factors, Ashland determined that it was more likely than not that the fair value of its reporting units exceeds the carrying value and that a quantitative impairment test was not necessary to perform.

In conjunction with the July 1, 2017 annual assessment of goodwill, Ashland’s valuation techniques did not indicate any impairment for Specialty Ingredients or Composites. Based on sensitivity analyses performed, a negative 1% change in the long-term growth factor and the weighted-average cost of capital assumption, which are key assumptions, would not have resulted in the carrying value of these reporting units to exceed their respective calculated fair value. Because the fair value results for these reporting units did not indicate a potential impairment existed, Ashland did not record any goodwill impairment for these reporting units during 2017 and 2016. Subsequent to this annual impairment test, no indicators of impairment were identified for any of these reporting units.

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

Other indefinite-lived intangible assets

Other indefinite-lived intangible assets include certain trademarks and trade names. These assets had a carrying value of $301 million as of September 30, 2018. Ashland reviews these intangible assets for possible impairment annually or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Similar to its annual assessment for goodwill, Ashland first performs a qualitative analysis in order to determine whether it is necessary to perform a quantitative goodwill impairment test for the trademarks and trade names. If a quantitative analysis is deemed necessary, trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates. In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded their carrying values.

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

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are indefinitely reinvested. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statement of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheet.

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

In determining the recoverability of deferred tax assets Ashland gives consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies and recent financial operations. Ashland attaches the most weight to historical earnings due to their verifiable nature. In evaluating the objective evidence that historical results provide, Ashland considers three years of cumulative income or loss. In addition, Ashland has reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained third party actuarial experts. Prior to 2018, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A). During 2018, Ashland transitioned these responsibilities to Nathan Associates, Inc. (Nathan). The processes and methodologies used by Nathan are consistent with the ones historically employed by HR&A. The methodology used by Nathan to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss). See Note O of the Notes to Consolidated Financial Statements for additional information.

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

During the most recent update completed during 2018, it was determined that the estimated liability for Ashland asbestos-related claims should be decreased by $8 million. Total reserves for asbestos claims were $380 million at September 30, 2018 compared to $419 million at September 30, 2017.

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

At September 30, 2018, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $140 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $155 million at September 30, 2017. During 2018, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $5 million decrease in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during 2018, it was determined that the liability for Hercules asbestos-related claims should be decreased by $19 million. Total reserves for asbestos claims were $282 million at September 30, 2018 compared to $323 million at September 30, 2017.

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

As of September 30, 2018 and 2017, the receivables from insurers amounted to $54 million and $68 million, respectively. During 2018, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $14 million decrease in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $600 million for the Ashland asbestos-related litigation (current reserve of $380 million) and approximately $450 million for the Hercules asbestos-related litigation (current reserve of $282 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2018, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 116 current and former operating facilities and about 1,225 service station properties, of which 35 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $187 million at September 30, 2018 compared to $163 million at September 30, 2017, of which $147 million at September 30, 2018 and $121 million at September 30, 2017 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2018 and 2017, Ashland’s recorded receivable for these probable insurance recoveries was $12 million and $15 million, respectively, of which $11 million and $14 million, respectively, were classified in other noncurrent assets in the Consolidated Balance Sheets.

During 2018, Ashland recognized a $60 million charge for certain environmental liabilities. Of that amount, $18 million related to one site where, after significant research and analysis as part of Ashland’s normal process and protocol for these matters, the estimated cost for the ongoing remediation was finalized. As such, Ashland recorded the expense for this remediation project during 2018 since a reasonable estimate that is in accordance with U.S. GAAP provisions could be determined. The remaining charges in 2018 related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million. The largest reserve for any site is 14% of the remediation reserve.

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2018, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. However, given the recent consistent stability of inflation in the United States in the past decade as well as forward economic outlooks, current inflationary pressures seem moderate.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the program to eliminate certain existing corporate and Specialty Ingredients expenses (including the possibility that such cost eliminations may not occur or may take longer to implement than anticipated), the expected divestiture of its Composites segment and the Marl facility and related merchant I&S products (including, in each case, the possibility that a transaction may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction), the impact of acquisitions and/or divestitures that Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); Ashland’s ability to generate sufficient cash to finance its stock repurchase plans; severe weather, natural disasters, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of the Notes to Consolidated Financial Statements and in Item 1A of this Annual Report on Form 10-K. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements.  Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-K whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-K.

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

As of September 30, 2018 and 2017, Ashland had not identified any significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments would be largely offset by gains resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. Ashland did not transact or have open any significant hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2018.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls. The report of Ashland’s Audit Committee can be found in Ashland’s Proxy for its 2019 Annual Meeting.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2018. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2018.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Global Holdings Inc. and Consolidated Subsidiaries as of and for the year ended September 30, 2018 and the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2018. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

/s/ William A. Wulfsohn

William A. Wulfsohn

Chairman of the Board and Chief Executive Officer

/s/ J. Kevin Willis

J. Kevin Willis

Senior Vice President and Chief Financial Officer

November 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Ashland Global Holdings Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ashland Global Holdings Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and our report dated November 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Cincinnati, Ohio

November 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ashland Global Holdings Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Cincinnati, Ohio

November 19, 2018

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

Years Ended September 30

(In millions except per share data)	2018	2017	2016
Sales	$3,743	$3,260	$3,019
Cost of sales	2,668	2,363	2,132
Gross profit	1,075	897	887

Selling, general and administrative expense (a)	771	675	858
Research and development expense	85	83	87
Equity and other income	8	7	8
Operating income (loss)	227	146	(50)

Net interest and other financing expense - Note J	122	234	173
Other net periodic benefit income (costs) - Note N	13	(4)	(77)
Net loss on acquisitions and divestitures - Notes C and D	(4)	(6)	(8)
Income (loss) from continuing operations before income taxes	114	(98)	(308)
Income tax expense (benefit) - Note M	9	7	(25)
Income (loss) from continuing operations	105	(105)	(283)
Income from discontinued operations (net of tax) - Note E	9	133	255
Net income (loss)	114	28	(28)
Net income attributable to noncontrolling interest (b)	—	27	1
Net income (loss) attributable to Ashland	$114	$1	$(29)

PER SHARE DATA - NOTE A
Basic earnings per share
Income (loss) from continuing operations	$1.68	$(1.69)	$(4.51)
Income from discontinued operations attributable to Ashland	0.14	1.70	4.04
Net income (loss) attributable to Ashland	$1.82	$0.01	$(0.47)

Diluted earnings per share
Income (loss) from continuing operations	$1.66	$(1.69)	$(4.51)
Income from discontinued operations attributable to Ashland	0.13	1.70	4.04
Net income (loss) attributable to Ashland	$1.79	$0.01	$(0.47)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$114	$28	$(28)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(82)	81	(14)
Pension and postretirement obligation adjustment	—	(4)	14
Net change in available-for-sale securities	13	15	17
Other comprehensive income (loss)	(69)	92	17
Comprehensive income (loss)	45	120	(11)
Comprehensive income attributable to noncontrolling interest	—	27	1
Comprehensive income (loss) attributable to Ashland	$45	$93	$(12)

(a)	During 2016, selling, general and administrative expense included an impairment charge of $181 million related to the Intermediates and Solvents reportable segment. See Note I for more information.
(b)	Represents the income attributable to the previous noncontrolling interest in Valvoline Inc., whose results are now included within discontinued operations. See Note B for more information.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

At September 30

(In millions)	2018	2017
Assets
Current assets
Cash and cash equivalents	$294	$566
Accounts receivable (a)	681	612
Inventories - Note A	663	634
Other assets	74	91
Total current assets	1,712	1,903
Noncurrent assets
Property, plant and equipment - Note H
Cost	3,847	3,762
Accumulated depreciation	1,948	1,792
Net property, plant and equipment	1,899	1,970
Goodwill - Note I	2,449	2,465
Intangibles - Note I	1,225	1,319
Restricted investments - Note G	312	302
Asbestos insurance receivable - Note O	179	209
Deferred income taxes - Note M	28	28
Other assets - Note K	448	422
Total noncurrent assets	6,540	6,715
Total assets	$8,252	$8,618

Liabilities and Equity
Current liabilities
Short-term debt - Note J	$254	$235
Trade and other payables	483	409
Accrued expenses and other liabilities	338	324
Total current liabilities	1,075	968
Noncurrent liabilities
Long-term debt - Note J	2,275	2,584
Asbestos litigation reserve - Note O	612	694
Deferred income taxes - Note M	279	375
Employee benefit obligations - Note N	179	191
Other liabilities - Note K	426	400
Total noncurrent liabilities	3,771	4,244
Commitments and contingencies - Notes L and O
Equity - Notes P and Q
Common stock, par value $.01 per share, 200 million shares authorized
Issued 62 million shares in 2018 and 2017	1	1
Paid-in capital	946	931
Retained earnings	2,750	2,696
Accumulated other comprehensive loss	(291)	(222)
Total equity	3,406	3,406
Total liabilities and equity	$8,252	$8,618

(a)	Accounts receivable includes an allowance for doubtful accounts of $6 million and $9 million at September 30, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive		Noncontrolling
(In millions)	stock	capital	earnings	income (loss)	(a)	interest	(b)	Total
Balance at September 30, 2015	$1	$46	$3,281	$(291)		$—		$3,037
Total comprehensive income (loss)
Net income (loss)			(29)			1		(28)
Other comprehensive income				17				17
Dividends, $1.56 per common share			(97)					(97)
Common shares issued under stock incentive
and other plans (c) (d)		24						24
Repurchase of common shares (e)		(49)	(451)					(500)
Valvoline Inc. initial public offering (b)		902		(7)		(183)		712
Balance at September 30, 2016	1	923	2,704	(281)		(182)		3,165
Total comprehensive income (loss)
Net income			1			27		28
Other comprehensive income				92				92
Dividends, $1.23 per common share			(77)					(77)
Common shares issued under stock incentive
and other plans (c) (d)		15						15
Distribution of Valvoline Inc. (b)			68	(33)		152		187
Other		(7)				7		—
Distributions to noncontrolling interest						(4)		(4)
Balance at September 30, 2017	1	931	2,696	(222)		—		3,406
Total comprehensive income
Net income			114					114
Other comprehensive loss				(69)				(69)
Dividends, $0.95 per common share			(60)					(60)
Common shares issued under stock incentive
and other plans (c) (d)		15						15
Balance at September 30, 2018	$1	$946	$2,750	$(291)		$—		$3,406

(a)

At September 30, 2018 and 2017, the accumulated other comprehensive loss of $291 million and $222 million, respectively, was comprised of net unrealized translation losses of $328 million and $246 million, respectively, net unrealized gains on available for sale securities of $34 million and $21 million, respectively, and unrecognized prior service credits as a result of certain employee benefit plan amendments of $3 million for each period.

(b)	See Note B for discussion of the noncontrolling interest and the initial public offering and distribution of Valvoline Inc.
(c)	Includes income tax expense resulting from the exercise of stock options of $1 million in 2018 and income tax benefits of $4 million in both 2017 and 2016.
(d)	Common shares issued were 360,468, 42,861 and 417,584 for 2018, 2017 and 2016, respectively.
(e)	Common shares repurchased were 5,049,911 for 2016.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Cash Flows

Years Ended September 30

(In millions)	2018	2017	2016
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$114	$28	$(28)
Income from discontinued operations (net of tax)	(9)	(133)	(255)
Adjustments to reconcile income from continuing operations
to cash flows from operating activities
Depreciation and amortization	312	301	302
Original issue discount and debt issuance cost amortization	9	109	18
Deferred income taxes	(97)	(30)	(29)
Equity income from affiliates	(1)	—	(1)
Distributions from equity affiliates	1	1	2
Stock based compensation expense - Note Q	28	20	30
Excess tax benefits on stock based compensation	4	3	3
Loss on early retirement of debt	—	9	—
Realized gains and investment income on available-for-sale securities	(14)	(11)	(8)
Net loss on acquisitions and divestitures - Notes C and D	1	4	8
Impairments	16	—	181
Pension contributions	(9)	(7)	(33)
Loss (gain) on pension and other postretirement plan remeasurements	(12)	6	142
Change in operating assets and liabilities (a)	1	(27)	53
Total cash flows provided by operating activities from continuing operations	344	273	385
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	(185)	(199)	(231)
Proceeds from disposal of property, plant and equipment	4	5	2
Purchase of operations - net of cash acquired	(11)	(680)	—
Proceeds from sale of operations or equity investments	6	18	19
Life insurance payments	(37)	—	—
Net purchases of funds restricted for specific transactions	(10)	(2)	(4)
Reimbursement from restricted investments	33	27	33
Proceeds from sale of available-for-sale securities	26	19	10
Purchase of available-for-sale securities	(26)	(19)	(10)
Proceeds from the settlement of derivative instruments	1	5	9
Payments for the settlement of derivative instruments	(3)	(3)	(5)
Total cash flows used by investing activities from continuing operations	(202)	(829)	(177)
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	—	1,100	—
Repayment of long-term debt	(311)	(915)	(1,095)
Premium on long-term debt repayment	—	(17)	—
Proceeds from (repayment of) short-term debt	15	75	(156)
Repurchase of common stock	—	—	(500)
Debt issuance costs	(2)	(15)	—
Cash dividends paid	(60)	(77)	(97)
Stock based compensation employee withholding taxes paid in cash	(10)	(15)	(10)
Total cash flows provided (used) by financing activities from continuing operations	(368)	136	(1,858)
Cash used by continuing operations	(226)	(420)	(1,650)
Cash provided (used) by discontinued operations
Operating cash flows	(47)	110	293
Investing cash flows	—	(290)	(155)
Financing cash flows	—	(17)	1,451
Total cash provided (used) by discontinued operations	(47)	(197)	1,589
Effect of currency exchange rate changes on cash and cash equivalents	1	(5)	(8)
Decrease in cash and cash equivalents	(272)	(622)	(69)
Cash and cash equivalents - beginning of year	566	1,017	1,257
Change in cash and cash equivalents held by Valvoline	—	171	(171)
Cash and cash equivalents - end of year	$294	$566	$1,017
Changes in assets and liabilities (a)
Accounts receivable	$(70)	$(64)	$77
Inventories	(29)	(23)	48
Trade and other payables	85	60	(99)
Other assets and liabilities	15	—	27
Change in operating assets and liabilities	$1	$(27)	$53
Supplemental disclosures
Interest paid	$126	$132	$162
Income taxes paid	77	79	108

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

During the periods presented in the Consolidated Financial Statements, Ashland sold certain assets in its portfolio of businesses which, in accordance with U.S. GAAP, were not reflected as discontinued operations. See Notes D and R for additional information on these transactions as well as Ashland’s current reportable segment results.

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

A progression of activity in the allowance for doubtful accounts is presented in the following table.

(In millions)	2018	2017	2016
Allowance for doubtful accounts - beginning of year	$9	$10	$7
Adjustments to net income	2	4	4
Reserves utilized	(5)	(4)	(2)
Other changes	—	(1)	1
Allowance for doubtful accounts - end of year	$6	$9	$10

Inventories

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals with a replacement cost of $124 million at September 30, 2018 and $108 million at September 30, 2017 are valued at cost using the last-in, first-out (LIFO) method.

The following summarizes Ashland’s inventories as of the Consolidated Balance Sheet dates.

(In millions)	2018	2017
Finished products	$402	$390
Raw materials, supplies and work in process	268	245
LIFO reserves	(7)	(1)
	$663	$634

A progression of activity in the inventory reserves, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table.

(In millions)	2018	2017	2016
Inventory reserves - beginning of year	$29	$31	$31
Adjustments to net income	5	6	6
Reserves utilized	(10)	(8)	(6)
Inventory reserves - end of year	$24	$29	$31

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

Goodwill and other intangibles

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred. Ashland reviews goodwill for impairment based on its identified reporting units, which are defined as operating segments or groupings of businesses one level below the operating segment level. Ashland tests goodwill for impairment by comparing the carrying value to the estimated fair value of its reporting units.

In prior years, Ashland performed a quantitative goodwill impairment test and determined the fair value of its reporting units using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, it is adjusted to its calculated fair value and the adjustment represents the impairment charge.

In the current year for its July 1, 2018 goodwill impairment test, Ashland performed an extensive qualitative analysis in order to determine whether it was necessary to perform a quantitative goodwill impairment test. In performing this analysis, Ashland considered relevant events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and changes in management and business strategy, changes in carrying value, among others. Ashland considered how these relevant events and circumstances have changed since its most recent quantitative goodwill impairment test performed in the prior year as of July 1, 2017. After weighting the significance of these factors, Ashland determined that it was more likely than not that the fair value of its reporting units exceeds the carrying value and that a quantitative impairment test was not necessary to perform.

Ashland tests its indefinite-lived intangible assets, principally trademarks and trade names. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Similar to goodwill, Ashland first performs a qualitative analysis in order to determine whether it is necessary to perform a quantitative goodwill impairment test for the trademarks and trade names. If a quantitative analysis is deemed necessary, trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.

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

Restricted investments

On January 13, 2015, Ashland and Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland that was acquired in 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During 2015, Ashland placed $335 million of the settlement funds into a renewable annual trust that Ashland determined is restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds are presented primarily as noncurrent assets, with $30 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2018 and 2017.

As of September 30, 2018 and 2017, the funds within the trust had a balance of $342 million and $332 million, respectively, and were primarily invested in equity and corporate bond investments with a portion maintained in demand deposits. The funds within the trust are classified as available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income. Interest income and realized gains and losses on the available-for-sale securities are reported in the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income (Loss). See Note G for additional information regarding fair value of these investments within the trust.

Revenue recognition

Sales generally are recognized when persuasive evidence of an arrangement exists, products are received or services are provided to customers, the sales price is fixed or determinable and collectibility is reasonably assured. For consignment inventory, title and risk of loss are transferred when the products have been consumed or used in the customer’s production process. The percentage of Ashland’s sales recognized from consignment inventory sales was 5% during 2018, and 6% during 2017 and 2016. Ashland reports all sales net of tax assessed by qualifying governmental authorities. Certain shipping and handling costs paid by the customer are recorded in sales, while those costs paid by Ashland are recorded in cost of sales.

In May 2014, the FASB issued accounting guidance effective on October 1, 2018 that will change Ashland’s policy and disclosure requirements for revenue recognition treatment. See the new accounting pronouncements section within this Note A for further information.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs. Advertising costs ($5 million in 2018 and $6 million in both 2017 and 2016) and research and development costs ($85 million in 2018, $83 million in 2017 and $87 million in 2016) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Ashland recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Ashland evaluates and adjusts these accruals based on changing facts and circumstances.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statements of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheets. For additional information on income taxes, see Note M.

A progression of activity in the tax valuation allowances is presented in the following table.

(In millions)	2018	2017	2016
Tax valuation allowances - beginning of year	$122	$136	$103
Adjustments to income tax expense (benefit)	(5)	27	43
Reserves utilized	(38)	(41)	(10)
Tax valuation allowances - end of year	$79	$122	$136

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

Prior to 2018, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. During 2018, Ashland transitioned these responsibilities to Nathan Associates, Inc. (Nathan). The processes and methodologies used by Nathan are consistent with the ones historically employed by HR&A. The methodology used by Nathan to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense. Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. For additional information on asbestos-related litigation, see Note O.

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

Ashland recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income (costs) caption on the Statements of Consolidated Comprehensive Income (Loss).

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

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Earnings per share are reported under the treasury stock method. Stock options and SARs for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of loss from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was 0.7 million for 2018, 1.1 million for 2017 and 1.2 million for 2016.

(In millions except per share data)	2018	2017	2016
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations, net of tax	$105	$(105)	$(283)
Denominator
Denominator for basic EPS - Weighted-average
common shares outstanding	63	62	63
Share based awards convertible to common shares (a)	1	—	—
Denominator for diluted EPS - Adjusted weighted -
average shares and assumed conversions	64	62	63
EPS from continuing operations
Basic	$1.68	$(1.69)	$(4.51)
Diluted	1.66	(1.69)	(4.51)

(a)

As a result of the loss from continuing operations for 2017 and 2016, the effect of the share-based awards convertible to common shares would be antidilutive. In accordance with U.S. GAAP, they have been excluded from the diluted EPS calculation.

New accounting pronouncements

Revenue recognition

In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance and subsequent amendments to it supersedes most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance also requires entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities have the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance became effective for Ashland on October 1, 2018.

Ashland formed an implementation team that evaluated the impact of the new standard on the Consolidated Financial Statements and the adoption method options available as well as the overall impact the new guidance will have on the organization. The assessment process consisted of categorizing Ashland’s revenue streams and reviewing the current internal accounting policies and practices to determine potential differences that would result from applying the requirements of the new standard to revenue contracts. Additional discussions and meetings with each revenue stream team occurred to solicit input, identify potential impacts and appropriate changes to Ashland’s business processes, systems and controls to support the revenue recognition and disclosure requirements under the new standard. Based on various assessments conducted, Ashland identified agreements with customers that contained elements of material rights and/or variable consideration. Ashland determined that these elements do not result in a material change to how revenue would be recognized for these agreements.

Ashland has elected to adopt this standard using the modified retrospective approach. Ashland has finalized its assessment of the standard and determined that the overall impact will not be material to the Consolidated Financial Statements but does expect there to be significant additional disclosures within the Notes to Consolidated Financial Statements moving forward. Further, Ashland does not expect a significant change to its internal controls or the manner and timing of recognizing revenue.

Leases

In February 2016, the FASB issued new accounting guidance related to lease transactions. The main objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. The presentation of the Statements of Consolidated Comprehensive Income (Loss) and the Statements of Consolidated Cash Flows is largely unchanged under this guidance. This guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The guidance will become effective for Ashland on October 1, 2019 and it will have a significant effect on Ashland’s Consolidated Balance Sheet and disclosures.

Ashland has formed an implementation team and is currently evaluating implementation options and quantifying the impact that this guidance will have within its Consolidated Financial Statements. In July 2018, the FASB amended this guidance to give entities the option to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Ashland currently intends to utilize this transition method upon adopting the guidance.

Other pronouncements

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the new guidance, the deferred implementation costs are amortized to expense over the term of the hosting arrangement. The term of the hosting arrangement includes the non-cancellable period of the cloud computing arrangement plus any optional renewal periods that are reasonably certain to be exercised by the customer. Additionally, an entity should present the capitalized implementation costs in the same line item that a prepayment for fees of the associated hosting arrangement are presented, and an entity should classify the cash flows from capitalized implementation costs in the same manner as the cash flows for the fees paid for the associated hosting arrangement. Ashland elected to early adopt this guidance immediately and apply it prospectively as permitted by the guidance. This guidance did not have a material impact on Ashland’s Consolidated Financial Statements during 2018.

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

In March 2017, the FASB issued accounting guidance that changes how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Statement of Consolidated Comprehensive Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Statement of Consolidated Comprehensive Income (Loss) as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively. Ashland elected to early adopt this guidance on October 1, 2017, which resulted in a reclassification of $4 million and $77 million from the selling, general and administrative expense and cost of sales captions to the other net periodic benefit income (costs) caption in the Statement of Consolidated Comprehensive Income (Loss) for 2017 and 2016, respectively. The components of net periodic benefit income (costs) reclassified primarily relate to interest cost, expected return on assets, curtailments, settlements and actuarial gains and losses. Ashland did not have to adjust the classification of service cost since it previously was recorded within the caption required by the new guidance. See Note K for additional information on net periodic benefit income (costs).

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

In March 2016, the FASB issued new accounting guidance for certain aspects of share-based payments to employees. This guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized as income tax expense in the Statements of Consolidated Comprehensive Income (Loss) instead of additional paid in capital, and changes the classification of excess tax benefits from a financing activity to an operating activity within the statement of cash flows. This guidance also allows entities to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, this guidance increases the amount an employer can withhold to cover income taxes on awards and still qualify for equity classification and requires that cash paid by an employer when directly withholding shares for tax-withholding purposes be classified as a financing activity within Statements of Consolidated Cash Flows. The guidance became effective for Ashland and was adopted on October 1, 2017. The guidance specifically related to the Statements of Consolidated Comprehensive Income (Loss) was adopted prospectively while the guidance related to the Statements of Consolidated Cash Flows was adopted retrospectively, as required by the guidance. Additionally, Ashland made a policy election to account for forfeitures when they occur across all share-based awards. Upon adoption, the overall impact on Ashland's Consolidated Financial Statements was not significant.

In January 2016, the FASB issued accounting guidance related to the recognition and measurement as well as the presentation and disclosures for certain financial instruments.  Most notably, the guidance requires entities to measure equity investments at fair value and to recognize any changes in fair value in net income rather than accumulated other comprehensive income.  The guidance does not change the recognition and measurement of investments in debt securities or loans.  As a result of the implementation of this guidance, unrealized gains and losses from Ashland’s available-for-sale equity securities will be recorded within the Statements of Consolidated Comprehensive Income (Loss) instead of the accumulated other comprehensive income section of equity within the Consolidated Balance Sheets.  The impact of implementing this new guidance could have a significant impact on Ashland’s Statements of Consolidated Comprehensive Income (Loss) in prospective periods depending on the fluctuations of unrealized gains and losses within the available-for-sale equity securities portfolio.  The guidance will become effective for Ashland on October 1, 2018.  For further information on Ashland’s available-for-sale investment securities see Note G.

NOTE B – VALVOLINE

Ashland Separation of Valvoline

On September 22, 2015, Ashland announced that the Board of Directors approved proceeding with a plan to separate Ashland into two independent, publicly traded companies comprising of the new Ashland (now known as Ashland Global Holdings Inc.) and Valvoline Inc. The initial step of the separation, the initial public offering (IPO) of Valvoline Inc., closed on September 28, 2016. As discussed further within the Final Separation section of this Note B, Ashland completed the distribution of its remaining shares in Valvoline Inc. on May 12, 2017. The new Ashland is a premier global leader in providing specialty chemical solutions to customers in a wide range of consumer and industrial markets. Key markets and applications include adhesives, architectural coatings, automotive, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical.

After completing the IPO on September 28, 2016 and before the distribution of its remaining shares on May 12, 2017, Ashland owned 170 million shares of Valvoline Inc.’s common stock which represented approximately 83% of the total outstanding shares of Valvoline Inc.’s common stock. As a result, Ashland continued to consolidate Valvoline within the Consolidated Financial Statements up until the distribution of the remaining shares. The resulting outside stockholders’ interests in Valvoline Inc., which were approximately 17%, was presented separately as a noncontrolling interest within Ashland’s equity in the Consolidated Balance Sheets up until the distribution of the remaining shares. The amount of consolidated net income attributed to these previous minority holders is presented as a separate caption on the Statements of Consolidated Comprehensive Income (Loss) for 2017 and 2016.

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

Discontinued Operations Assessment

Valvoline met the criteria to qualify as a discontinued operation and accordingly, its operating results and cash flows have been classified as discontinued operations within the Consolidated Financial Statements. See Note E for more information.

In 2016, certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Valvoline reportable segment do not qualify for classification within discontinued operations and continue to be reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $22 million during 2016.

Costs of transaction

Ashland recognized separation costs of $10 million, $95 million and $88 million during 2018, 2017 and 2016, respectively, which were primarily related to transaction, consulting and legal fees. During 2017 and 2016, $13 million and $7 million, respectively, of the separation costs directly related to Valvoline were included within the discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss). Otherwise, separation costs are primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

The all-cash purchase price of Pharmachem was $680 million which included working capital adjustments of approximately $20 million. Ashland incurred $5 million of transaction costs during 2017 related to the acquisition, which was recorded within the net loss on acquisitions and divestitures caption in the Statement of Consolidated Comprehensive Income (Loss). The purchase price allocation was finalized during 2018 and the following table summarizes the values of the assets acquired and liabilities assumed at the date of acquisition.

At
May 17, 2017
Purchase price allocation (in millions)	As Adjusted
Assets:
Accounts receivable	52
Inventory	74
Other current assets	4
Intangible assets	330
Goodwill	288
Property, plant and equipment	94
Other noncurrent assets	17
Liabilities:
Accounts payable	(33)
Deferred tax - net	(132)
Other noncurrent liabilities	(14)
Total purchase price	$680

Subsequent adjustments to initial purchase price allocation

During the September 2017 quarter, Ashland updated certain valuations and reserve estimates as part of the purchase accounting process and procedures. As a result of these updates, Ashland increased the intangible assets associated with the purchase by $18 million. The remaining updates to the Consolidated Balance Sheet during the September 2017 quarter related to certain liabilities that in total, along with the intangible assets impact, increased goodwill by $11 million. These adjustments did not have a significant effect on the Statement of Consolidated Comprehensive Income (Loss) during 2017.

During 2018, there were subsequent adjustments of $6 million to deferred tax liabilities, $3 million to property, plant and equipment, $3 million to other noncurrent assets and $1 million to accounts payable. The combined impact of these adjustments resulted in an increase to goodwill of $1 million. These adjustments did not have a significant effect on the Statement of Consolidated Comprehensive Income (Loss) during 2018.

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

Impact on operating results

The results of Pharmachem’s operations have been included in Ashland’s Consolidated Financial Statements since the May 17, 2017 closing date. The following table provides sales and operating income from the acquired Pharmachem operations included in Ashland’s 2017 results.

Pharmachem results of operations
(In millions)	2017 (a)
Sales	$104
Operating income	7

(a)	Amounts represent the sales and results of operations for the period May 17, 2017 through September 30, 2017, the period for which Pharmachem was owned during 2017.

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

NOTE D – DIVESTITURES

Specialty Ingredients Facility

During 2017, Ashland committed to a plan to reorganize certain operations within the Specialty Ingredients reportable segment resulting in the closure of a manufacturing facility that was previously operational. As a result of this closure,  Ashland recorded accelerated depreciation of $13 million for the remaining value of the machinery and equipment related to this facility, as well as an additional $1 million reserve for employee costs associated with the facility closure during 2017.

During 2018, Ashland entered into a definitive sale agreement to sell the facility and recognized a loss of $2 million before tax. The loss was reported within the net loss on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2018.

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

As previously discussed in Notes A and B, Ashland completed the distribution of its remaining 170 million shares of common stock of Valvoline Inc. on May 12, 2017. Ashland determined that the Valvoline separation qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and has a major effect on Ashland's operations and financial results. Accordingly, Valvoline's operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements. The activity during 2018 generally represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption. See Note O for more information related to the adjustments on asbestos liabilities and receivables.

During 2014, Ashland completed the sale of the Ashland Water Technologies (Water Technologies) business. Ashland determined that this sale qualified as a discontinued operation, in accordance with U.S. GAAP, since Ashland does not have significant continuing involvement in the Water Technologies business. Ashland has made subsequent adjustments to the discontinued operations caption related to the sale.

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

Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these divestitures may continue in future periods in the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss). Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2018	2017	2016
Income (loss) from discontinued operations
Valvoline	$(1)	$240	$444
Asbestos-related litigation	14	(31)	(37)
Water Technologies	—	1	7
Distribution	(11)	(5)	(2)
Income before taxes	2	205	412
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Valvoline	—	(81)	(158)
Asbestos-related litigation	(1)	6	7
Water Technologies	3	1	(7)
Distribution	5	2	1
Income from discontinued operations (net of taxes)	$9	$133	$255

Valvoline Separation

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Income for the income from discontinued operations attributable to Valvoline for each of the years ended September 30.

(In millions)	2017 (a)	2016
Income from discontinued operations attributable to Valvoline
Sales	$1,237	$1,929
Cost of sales	(750)	(1,168)
Selling, general and administrative expense	(234)	(314)
Research and development expense	(8)	(13)
Equity and other income	17	20
Operating income of discontinued operations	262	454
Net loss on acquisitions and divestitures	—	(1)
Net interest and other financing expense	(22)	(9)
Pretax income of discontinued operations	240	444
Income tax expense	(81)	(158)
Income from discontinued operations	$159	$286

(a)	Results in 2017 reflect activity through May 12, 2017 when Valvoline was fully separated, as previously discussed.

NOTE F – RESTRUCTURING ACTIVITIES

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Severance costs

During 2018, Ashland announced and initiated a company-wide restructuring program as a result of ongoing strategic asset plans and activities.  As part of this restructuring program, Ashland announced a voluntary severance offer (VSO) to certain qualifying employees that were formally approved during 2018. Additionally, during 2018, an involuntary program for employees was also initiated as part of the restructuring program. The VSO and involuntary programs resulted in expense of $36 million being recognized during 2018, which was primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2018, the severance reserve for the company-wide restructuring program was $36 million.

Facility costs

Ashland incurred $9 million of lease abandonment charges during 2018 due to the exit from certain office facilities in conjunction with the company-wide restructuring program.  The costs related to this reserve were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) and will be paid over the remaining lease terms. As of September 30, 2018, the remaining restructuring reserve for all qualifying facility costs totaled $7 million.

The following table details at September 30, 2018, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during 2018. The severance reserves and facility cost reserves were primarily included in accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2018.

(In millions)	Severance costs	Facility costs	Total
Balance as of September 30, 2017	$—	$—	$—
Reserve adjustments	36	9	45
Utilization (cash paid)	—	(2)	(2)
Balance as of September 30, 2018	$36	$7	$43

Impairments

During 2018, Ashland incurred $16 million of asset impairment charges primarily related to restructuring activities which were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).  Of these impairment charges, $12 million was related to the sale of an office facility.  Consistent with historical policies and U.S. GAAP provisions, Ashland recognized the building at fair value using Level 2 nonrecurring fair value measurements.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2018. For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note N.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$294	$294	$294	$—	$—
Restricted investments (a)	342	342	342	—	—
Deferred compensation investments (b)	165	165	—	165	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$815	$815	$639	$176	$—

Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—

(a)	Included in restricted investments and $30 million within other current assets in the Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Consolidated Balance Sheets.

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2017.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$566	$566	$566	$—	$—
Restricted investments (a)	332	332	332	—	—
Deferred compensation investments (b)	158	158	—	158	—
Investments of captive insurance company (b)	3	3	3	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$1,061	$1,061	$901	$160	$—

Liabilities
Foreign currency derivatives	$36	$36	$—	$36	$—

(a)	Included in restricted investments and $30 million within other current assets in the Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Consolidated Balance Sheets.

Restricted investments

As discussed in Note A, Ashland maintains certain investments in a company restricted renewable annual trust for the purpose of paying future asbestos indemnity and defense costs. The investments are designated as available-for-sale securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $30 million classified within other current assets, in the Consolidated Balance Sheets. The following table provides a summary of the activity within the available-for-sale securities portfolio as of September 30, 2018 and 2017:

(In millions)	2018	2017
Original cost	$335	$335
Accumulated adjustments, net	(38)	(24)
Adjusted cost, beginning of year (a)	297	311
Investment income (b)	8	9
Net unrealized gain	54	35
Realized gain	6	2
Settlement funds	10	2
Disbursements	(33)	(27)
Fair value	$342	$332

(a)	The adjusted cost of the demand deposit includes accumulated investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income relates to the demand deposit and includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.

The following table presents gross unrealized gains and losses for the available-for-sale securities as of September 30, 2018 and 2017:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2018
Demand Deposit	$20	$—	$—	$20
Equity Mutual Fund	148	59	—	207
Corporate bond Mutual Fund	120	—	(5)	115
Fair value	$288	$59	$(5)	$342

As of September 30, 2017
Demand Deposit	$9	$—	$—	$9
Equity Mutual Fund	168	34	—	202
Corporate bond Mutual Fund	120	1	—	121
Fair value	$297	$35	$—	$332

The unrealized gains and losses as of September 30, 2018 and 2017 were recognized within accumulated other comprehensive income (AOCI). No other-than-temporary impairment was recognized in AOCI during 2018 and 2017.

The following table presents the investment income, realized gains and disbursements related to the investments within the portfolio during 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Investment income	$8	$9	$8
Realized gains	6	2	—
Disbursements	(33)	(27)	(33)

Deferred compensation investments

Deferred compensation investments consist of Level 2 measurements within the fair value hierarchy which are comprised primarily of a guaranteed interest fund, a common stock index fund and an intermediate investment grade bond fund. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss).  The gains on these investments were $10 million, $11 million and $10 million during 2018, 2017 and 2016, respectively.

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term inter-company loans denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during 2018, 2017 and 2016 within the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2018	2017	2016
Foreign currency derivative gain (loss)	$(32)	$3	$6

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2018 and 2017 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2018	2017
Foreign currency derivative assets	$11	$2
Notional contract values	1,209	79

Foreign currency derivative liabilities	$3	$36
Notional contract values	755	1,601

Other financial instruments

At September 30, 2018 and 2017, Ashland’s long-term debt (including current portion and excluding debt issuance cost discounts) had a carrying value of $2,307 million and $2,615 million, respectively, compared to a fair value of $2,372 million and $2,768 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets.

(In millions)	2018	2017
Land	$159	$150
Buildings	603	547
Machinery and equipment	2,880	2,840
Construction in progress	205	225
Total property, plant and equipment (gross)	3,847	3,762
Accumulated depreciation	(1,948)	(1,792)
Total property, plant and equipment (net)	$1,899	$1,970

The following table summarizes various property, plant and equipment charges included within the Statements of Consolidated Comprehensive Income.

(In millions)	2018	2017	2016
Depreciation	$217	$219	$226
Capitalized interest	—	1	1

Accelerated Depreciation

During 2018 and 2017, the termination of a contract at a manufacturing facility resulted in $6 million and $1 million, respectively, of accelerated depreciation for the remaining value of the related machinery and equipment. These charges related to the Specialty Ingredients reportable segment and were recorded within the equity and other income (loss) caption of the Statements of Consolidated Comprehensive Income (Loss).

During 2017, Ashland committed to a plan to reorganize certain operations which resulted in the closure of a manufacturing facility that was previously operational. Due to this closure, depreciation included $13 million of accelerated depreciation for the remaining value of this facility primarily related to machinery and equipment. See Note D for additional information related to this facility. This charge related to the Specialty Ingredients reportable segment and was recorded within the cost of sales caption of the Statement of Consolidated Comprehensive Income (Loss) for 2017.

During 2016, depreciation included $4 million of accelerated depreciation related to the restructuring plan of an existing manufacturing facility. This charge related to the Specialty Ingredients reportable segment and was recorded within the cost of sales caption of the Statement of Consolidated Comprehensive Income (Loss) for 2016.

During 2018, 2017 and 2016, depreciation also included $8 million, $5 million and $2 million, respectively, of accelerated depreciation within Unallocated and other and was recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland reviews goodwill for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value. Ashland determined that its reporting units for the allocation of goodwill are its three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents.

As part of the goodwill impairment assessment, Ashland compares the carrying value of each reporting unit to its respective estimated fair value. For its July 1, 2018 annual goodwill impairment assessment, Ashland performed an extensive qualitative analysis in order to determine whether it was necessary to perform a quantitative goodwill impairment test. In performing this analysis, Ashland considered relevant events and circumstances such as macroeconomic conditions, industry and market considerations, overall financial performance and changes in management and business strategy, changes in carrying value, among others. Ashland considered how these relevant events and circumstances have changed since its most recent quantitative goodwill impairment test performed in the prior year as of July 1, 2017. After weighting the significance of these factors, Ashland determined that it was more likely than not that the fair value of its reporting units exceeds the current carrying value and that a quantitative impairment test was not necessary to perform. Thus, Ashland concluded no impairment existed for any of its reporting units for its July 1, 2018 annual assessment.

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

The following is a progression of goodwill by reportable segment for the years ended September 30, 2018 and 2017.

	Specialty		Intermediates
(In millions)	Ingredients	Composites	and Solvents	(a)	Total
Balance at September 30, 2016	$1,991	$147	$—		$2,138
Acquisition (b)	287	—	—		287
Currency translation	37	3	—		40
Balance at September 30, 2017	2,315	150	—		2,465
Acquisition (c)	5	—	—		5
Currency translation	(16)	(5)	—		(21)
Balance at September 30, 2018	$2,304	$145	$—		$2,449

(a)	As of September 30, 2018 and 2017, there was accumulated impairment of $171 million related to the Intermediates and Solvents reportable segment.
(b)	Relates to the acquisition of Pharmachem during 2017. See Note C for more information.
(c)	Relates to the acquisition of Vornia Limited and subsequent adjustments to the initial purchase price allocation of Pharmachem during 2018. See Note C for more information.

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

As of September 30, 2018 and 2017, certain intangible assets within trademarks and tradenames were classified as indefinite-lived and had a balance of $301 million. Ashland annually reviews indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. In conjunction with the July 1, 2018 annual assessment of indefinite-lived intangible assets, Ashland’s qualitative and/or quantitative analysis did not indicate any impairment for indefinite-lived intangible assets. Intangible assets were comprised of the following as of September 30, 2018 and 2017.

	2018			2017
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$67	$(25)	$42	$67	$(22)	$45
Intellectual property	759	(373)	386	757	(326)	431
Customer and supplier relationships	770	(274)	496	777	(235)	542
Total definite-lived intangible assets	1,596	(672)	924	1,601	(583)	1,018

Indefinite-lived intangible assets
Trademarks and trade names	301	—	301	301	—	301
Total intangible assets	$1,897	$(672)	$1,225	$1,902	$(583)	$1,319

Amortization expense recognized on intangible assets was $95 million for 2018, $82 million for 2017 and $76 million for 2016, and is primarily included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income. As of September 30, 2018, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that have been determined to have indefinite lives. Estimated amortization expense for future periods is $91 million in 2019, $89 million in 2020, $89 million in 2021, $88 million in 2022 and $88 million in 2023. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE J – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2018 and 2017.

(In millions)	2018	2017
4.750% notes, due 2022	$1,083	$1,082
Term loan B, due 2024	593	599
6.875% notes, due 2043	376	376
Term loan A, due 2022	195	250
Accounts receivable securitizations	195	56
6.50% junior subordinated notes, due 2029	52	51
Revolving credit facility	25	173
Medium-term notes, due 2019, interest of 9.4% at September 30, 2018	5	5
Term loan A, due 2020	—	250
Other (a)	5	(23)
Total debt	2,529	2,819
Short-term debt (includes current portion of long-term debt)	(254)	(235)
Long-term debt (less current portion and debt issuance costs)	$2,275	$2,584

(a)

Other includes $21 million and $25 million of debt issuance costs as of September 30, 2018 and 2017, respectively.  Additionally, as of September 30, 2018, other included a European short-term loan facility with an outstanding balance of $23 million.

At September 30, 2018, Ashland’s total debt had an outstanding principal balance of $2,600 million, discounts of $50 million and debt issuance costs of $21 million. The scheduled aggregate maturities of long-term debt for the next five fiscal years (including the current portion and excluding debt issuance costs) are as follows: $11 million in 2019, $19 million in 2020, $56 million in 2021, $1,224 million in 2022 and $6 million in 2023.

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

At Ashland’s option, loans issued under the 2017 Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. Loans bear interest at LIBOR plus 1.75% per annum, in the case of LIBOR borrowings, or at the alternate base rate plus 0.75%, in the alternative, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between LIBOR plus 1.375% per annum and LIBOR plus 2.500% per annum (or between the alternate base rate plus 0.375% per annum and the alternate base rate plus 1.500% per annum), based upon Ashland’s secured facilities ratings or the consolidated net leverage ratio (as defined in the 2017 Credit Agreement) (whichever yields a lower applicable interest rate margin) at such time. In addition, Ashland was required to pay fees of 0.25% per annum on the daily unused amount of the 2017 Revolving Credit Facility through and including the date of delivery of a compliance certificate, and thereafter the fee fluctuates between 0.175% and 0.40% per annum, based upon Ashland’s secured facilities rating or the consolidated net leverage ratio (whichever yields a lower applicable rate). The TLA Facilities may be prepaid at any time without premium. The Three-Year TLA Facility will not amortize and had a due date of May 17, 2020. The Five-Year TLA Facility will not amortize in each of the first, second and third years and will amortize at a rate of 20% per annum in each of the fourth and fifth years (payable in equal quarterly installments), with the outstanding balance of the Five-Year TLA Facility to be paid on May 17, 2022.

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

2018 financing activity related to the 2017 Credit Agreement

On May 22, 2018, Ashland entered into Amendment No. 3 to the 2017 Credit Agreement which provided for the re-pricing of the 2017 TLB Facility. Due to this amendment, loans issued under the 2017 TLB Facility bear interest at LIBOR plus 1.75% per annum (previously LIBOR plus 2.00% per annum). All other significant terms of the agreement remained unchanged. Ashland incurred $1 million of new debt issuance costs in connection with the re-pricing, which was expensed during 2018 within the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss).

During 2018, Ashland utilized cash primarily from repatriations and borrowings from the accounts receivable securitization facilities to fully repay the $250 million outstanding balance of the Three-Year TLA Facility and to repay $55 million of the Five-Year TLA Facility. As a result of these repayments, Ashland recognized accelerated amortization of previously capitalized debt issuance costs of less than $1 million during 2018, which was included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss).

Senior notes refinancing, 2015 Senior Credit Agreement and 2016 Amendment

During July 2016, Ashland amended its previous credit agreement (the 2015 Senior Credit Agreement) to permit the Reorganization and series of events relating to the separation of Valvoline Inc. As a result of the July 2016 amendment and the Valvoline debt borrowings in connection with the separation, Ashland reduced its revolving borrowing capacity to $800 million. The outstanding balance of a previous term loan facility (the 2015 Term Loan Facility) was repaid in full in connection with the combined Ashland and Valvoline financing activities during September 2016. In connection with these transactions, Ashland recognized a $6 million charge for the accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other financing expense caption of the Statements of Consolidated Comprehensive Income (Loss) in 2016.

Debt repayments and repurchases

Cash repatriation

During 2018, Ashland repatriated approximately $590 million in cash that was primarily used to repay existing debt, principally the 2017 Revolving Credit Facility and the outstanding balance of the Three-Year TLA Facility (as previously discussed).

Redemption of 3.875% notes due 2018

During 2017, Ashland redeemed all of its outstanding 3.875% senior notes due 2018 (2018 Senior Notes), of which approximately $659 million were outstanding. Proceeds of borrowings under the 2017 TLB Facility, together with cash on hand, were used to pay for the redemption. Ashland recognized a $13 million charge related to premiums paid and accelerated amortization of previously capitalized debt issuance costs during 2017, which is included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss).

Open market repurchases of 4.750% notes due 2022 and 3.875% notes due 2018

During 2017, Ashland executed open market repurchases of its 4.750% notes due 2022 (2022 Senior Notes) and its 3.875% notes due 2018 (2018 Senior Notes). As a result of these repurchases, the carrying values of the 2022 and 2018 Senior Notes were reduced by $39 million and $41 million, respectively. Ashland recognized a $3 million charge related to premiums paid in the open market repurchases and accelerated amortization of previously capitalized debt issuance costs during 2017, which is included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss). As previously discussed, the remaining outstanding amount of the 2018 Senior Notes was redeemed during 2017.

6.50% junior subordinated notes due 2029

In December 2016, Hercules, an indirect wholly-owned subsidiary of Ashland, repurchased, through a cash tender offer, $182 million of the aggregate principal par value amount of its 6.50% junior subordinated notes due 2029 (2029 Notes) for an aggregate purchase price of $177 million. As a result, the carrying value of the 2029 Notes was reduced by $90 million and Ashland recognized a $92 million charge related to accelerated accretion of the recorded debt discount (compared to the total par value) and $5 million of a net gain related to the repayment of the debt during 2017. The charge and net gain are included in the net interest and other financing expense caption of the Statement of Consolidated Comprehensive Income (Loss).

Accounts receivable securitizations

2018 accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program has a term of two years.

Under the Program, each Seller will assign, on an ongoing basis, certain of its accounts receivable and the right to the collections on those accounts receivable to the Purchaser. Under the terms of the Program, the Sellers could, from time to time, obtain up to €115 million from the Purchaser through the sale of an undivided interest in such accounts receivable and collections. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Fundings under the Program will be repaid as accounts receivable are collected, with new fundings being advanced (through daily advanced purchase price) as new accounts receivable are originated by the Sellers and assigned to the Purchaser, with settlement occurring monthly. Ashland classifies any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to the Purchaser, the accounts receivable and rights to collection described above are separate and distinct from each Sellers’ own assets and are not available to its creditors should such Sellers become insolvent.

At September 30, 2018, the outstanding amount of accounts receivable transferred by Ashland to the Purchaser was $153 million and there were $109 million of borrowings (denominated in multiple currencies) under the facility. The weighted-average interest rate for this instrument was 1.8% for 2018.

2012 accounts receivable securitization

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

During 2016, the termination date of the commitments under the Transfer and Administration Agreement was extended from December 31, 2015, the previous termination extension date, to March 22, 2017. During March 2017, this facility was extended for an additional year with similar terms as the previous facility agreement. During March 2018, the termination date of the accounts receivable securitization facility was extended from March 2018 to March 2020. The available funding for qualified receivables under the accounts receivable securitization facility increased from $100 million to $115 million. No other changes to the agreement are expected to have a significant impact to Ashland's results of operations and financial position.

At September 30, 2018 and 2017, the outstanding amount of accounts receivable transferred by Ashland to CVG was $166 million and $155 million, respectively. There were $86 million of borrowings under the facility as of September 30, 2018, while Ashland had $56 million of borrowings under the facility as of September 30, 2017. The weighted-average interest rate for this instrument was 2.7% for 2018 and 2.8% for 2017.

Other debt

At September 30, 2018 and 2017, Ashland held other debt totaling $83 million and $58 million, respectively, comprised primarily of a European short-term loan facility, the 6.50% notes due 2029 and a medium-term note.

Available borrowing capacity

The borrowing capacity remaining under the 2017 Revolving Credit Facility was $725 million due to an outstanding balance of $25 million, as well as a reduction of $50 million for letters of credit outstanding at September 30, 2018. Ashland's total borrowing capacity at September 30, 2018 was $754 million, which included $29 million of available capacity under the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2018, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2017 Credit Agreement) is 4.5. The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page M-7. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees.  At September 30, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.4.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during is 3.0. The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period.   At September 30, 2018, Ashland’s calculation of the consolidated interest coverage ratio was 5.4.

Guarantee of senior notes

Ashland Global Holdings Inc. fully and unconditionally guaranteed the 3.875% notes due 2018 (which were fully repaid during 2017), 4.750% notes due 2022 and 6.875% notes due 2043 and has no significant independent assets or operations.

Net interest and other financing expense (income)

(In millions)	2018	2017	2016
Interest expense (a)	$136	$232	$180
Interest income	(4)	(4)	(5)
Available-for-sale securities income (b)	(14)	(11)	(8)
Other financing costs (c)	4	17	6
	$122	$234	$173

(a)	Includes $1 million, $101 million and $6 million of accelerated accretion and/or amortization for original issue discounts and debt issuance costs during 2018, 2017 and 2016, respectively.
(b)	Represents investment income related to the restricted investments discussed in Note G.
(c)

Includes costs of $16 million related to early redemption premium payments and bondholder consent fees for the 2022 and 2018 Senior Notes and a net gain of $5 million related to the repayment of the 2029 Notes during 2017.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Normal amortization	$8	$8	$12
Accelerated amortization (a)	1	101	6
Total	$9	$109	$18

(a)

Fiscal year 2017 includes $92 million of accelerated accretion of the recorded debt discount for the 2029 Notes, while the remaining amounts in each year related to the accelerated amortization of debt issuance costs.

NOTE K – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2018	2017
Deferred compensation investments	$165	$158
Tax and tax indemnity receivables	74	86
Life insurance policies (a)	52	15
Manufacturing catalyst supplies	40	37
Defined benefit plan assets	35	27
Equity and other unconsolidated investments	29	32
Land use rights	15	16
Environmental insurance receivables	11	14
Debt issuance costs	6	6
Notes receivable	2	5
Other	19	26
	$448	$422

(a)	The increase in life insurance policies during 2018 was primarily due to a $37 million repayment of a corporate-owned life insurance policy loan.

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2018	2017
Tax liabilities	$176	$179
Environmental remediation reserves	147	121
Deferred compensation	47	50
Other	56	50
	$426	$400

NOTE L – LEASE COMMITMENTS

Ashland and its subsidiaries are lessees of office buildings, transportation equipment, warehouses and storage facilities, other equipment, facilities and properties under leasing agreements that expire at various dates. Capitalized lease obligations are not significant and are included in long-term debt while capital lease assets are included in property, plant and equipment. Future minimum rental payments at September 30, 2018 were $31 million in 2019, $24 million in 2020, $19 million in 2021, $14 million in 2022, $11 million in 2023 and $88 million in 2024 and later years. Rental expense under operating leases for continuing operations was as follows:

(In millions)	2018	2017	2016
Minimum rentals (including rentals under short-term leases)	$54	$48	$50
Contingent rentals	—	—	1
Sublease rental income	(1)	(1)	(1)
	$53	$47	$50

NOTE M – INCOME TAXES

Tax Law Changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At September 30, 2018, Ashland has not completed the internal accounting assessment for the tax effects of enactment of the Tax Act; however, Ashland determined a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. Ashland recognized a provisional amount during 2018, which is included as a component of income tax expense from continuing operations. Ashland recorded net unfavorable tax adjustments of $2 million during 2018 primarily related to deferred tax rate changes and a one-time transition tax assessed on foreign cash and unremitted earnings.

Provisional amounts - Deferred tax assets and liabilities

Ashland remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, Ashland is still analyzing certain aspects of the Tax Act and refining certain calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was a favorable tax adjustment of $139 million during 2018.

Provisional amounts - Foreign tax effects

The one-time transition tax is based on Ashland's total post-1986 earnings and profits (E&P) of foreign subsidiaries that were previously deferred from U.S. income taxes. Ashland recorded a provisional amount for this one-time transition tax of $128 million during 2018. Ashland has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries. In addition, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when Ashland finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as management intends to indefinitely reinvest all foreign earnings. Ashland determined that estimating the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

Global Intangible Low-Taxed Income

Regarding new Global Intangible Low-Taxed Income (GILTI) tax rules, Ashland is allowed to make an accounting policy election to either treat taxes due on future GILTI exclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI exclusions in U.S. taxable income that relate to existing basis differences in our measurement of deferred taxes. Ashland’s analysis of the new GILTI rules is incomplete. Accordingly, Ashland has not made a policy election regarding the treatment of the GILTI tax.

Income Tax Provision

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2018	2017	2016
Current
Federal	$29	$(10)	$(56)
State	(1)	—	(8)
Foreign	78	46	68
	106	36	4
Deferred	(97)	(29)	(29)
Income tax expense (benefit)	$9	$7	$(25)

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

(In millions)	2018	2017
Deferred tax assets
Foreign net operating loss carryforwards (a)	$43	$69
Employee benefit obligations	31	47
Environmental, self-insurance and litigation reserves (net of receivables)	120	192
State net operating loss carryforwards (net of unrecognized tax benefits) (b)	48	62
Compensation accruals	31	72
Credit carryforwards (net of unrecognized tax benefits) (c)	10	26
Other items	33	47
Valuation allowances (d)	(79)	(122)
Total deferred tax assets	237	393
Deferred tax liabilities
Goodwill and other intangibles (e)	273	432
Property, plant and equipment	215	302
Unremitted earnings	—	6
Total deferred tax liabilities	488	740
Net deferred tax liability	$(251)	$(347)

(a)	Gross net operating loss carryforwards of $141 million will expire in future years beyond 2020 or have no expiration.
(b)	Apportioned net operating loss carryforwards generated of $1.1 billion will expire in future years as follows: $69 million in 2019, $82 million in 2020 and the remaining balance in other future years.
(c)	Credit carryforwards consist primarily of foreign tax credits of $4 million expiring in future years beyond 2020, and miscellaneous tax credits that will expire in 2024 or other future years.
(d)	Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards.
(e)	The total gross amount of goodwill as of September 30, 2018 expected to be deductible for tax purposes is $29 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow. The foreign components of income from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2018	2017	2016
Income (loss) from continuing operations before income taxes
United States	$(163)	$(376)	$(557)
Foreign	277	278	249
Loss from continuing operations before income taxes	$114	$(98)	$(308)

Income taxes computed at U.S. statutory rate (a)	$28	$(34)	$(108)
Increase (decrease) in amount computed resulting from
Tax reform (b)	44	—	—
Uncertain tax positions	(12)	12	24
Foreign dividends, deemed inclusions and other restructuring (c)	48	124	111
Foreign tax credits	(54)	(29)	(93)
Valuation allowance changes (d)	(5)	(3)	33
Research and development credits	(5)	(6)	(9)
State taxes (e)	(2)	(15)	(3)
Goodwill impairment	—	—	55
International rate differential	(55)	(63)	(57)
Other items (f)	22	21	22
Income tax expense (benefit)	$9	$7	$(25)

(a)	The domestic tax rates are 35% for 2016 and 2017, and 24.5% for 2018. For 2019 and forward, the domestic tax rate is expected to be 21%.
(b)

2018 includes expense of $187 million related to the one-time transition tax and a benefit of $143 million related to the deferred rate change.  The related foreign tax credits are included within the foreign tax credits caption, the state tax impact of the federal rate change is included within the state taxes caption and the remeasurement of the federal tax effect of uncertain tax positions is included within the uncertain tax positions caption.

(c)	2018 includes a gain recognition of $6 million, deemed inclusions of $13 million and tax restructuring costs of $23 million.
(d)

2018 includes a $5 million benefit for the release of a foreign tax credit valuation allowance; 2017 includes $25 million of benefit for the release of a foreign tax credit valuation allowance and $22 million of expense for state, foreign and domestic federal deferred tax asset valuation allowances net of a NOL write-off offset; 2016 relates to foreign tax credit carryforward and state deferred tax asset valuation allowance establishments.

(e)

2018 includes a $27 million tax benefit for a valuation reserve release against state net operating losses and $26 million of tax expense for state tax rate changes; 2017 includes $6 million of benefit for state tax rate changes primarily related to the final distribution of Valvoline.

(f)

2018 includes $22 million related to foreign withholding taxes; 2017 includes $7 million of expense related to foreign withholding taxes, $5 million of expense for the write-off of a prepaid asset related to an intercompany transaction with a Valvoline legal entity, $4 million of expense for non-deductible transaction costs primarily related to the Valvoline spin-off and $6 million of benefit for certain other domestic permanent items; 2016 includes $25 million of expense for costs associated with the separation of Valvoline.

The 2018 effective tax rate was impacted by jurisdictional income mix and restructuring activities, while U.S. tax reform and other items netted together to have an insignificant tax impact.

The 2017 effective tax rate was impacted by jurisdictional income mix, tax expense related to deemed dividend inclusions and a tax benefit for the reversal of a valuation allowance related to the utilization of foreign tax credits.

The 2016 effective tax rate was impacted by jurisdictional income mix and net unfavorable adjustments primarily related to a nondeductible goodwill impairment for the Intermediates and Solvents division, valuation allowances for domestic attributes, accruals for unrecognized tax benefits and items related to the separation of Valvoline.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Ashland had $164 million and $194 million of unrecognized tax benefits at September 30, 2018 and 2017, respectively. As of September 30, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $152 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) in the Statements of Consolidated Comprehensive Income. Such interest and penalties totaled a $1 million benefit in 2018, $3 million expense in 2017 and $5 million expense in 2016. Ashland had $25 million and $26 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2018 and 2017, respectively.

Changes in unrecognized tax benefits were as follows:

(In millions)
Balance at September 30, 2016	$168
Increases related to positions taken on items from prior years	8
Decreases related to positions taken on items from prior years	(3)
Increases related to positions taken in the current year	14
Lapse of statute of limitations	(3)
Acquisition of Pharmachem	11
Settlement of uncertain tax positions with tax authorities	(1)
Balance at September 30, 2017 (a)	194
Increases related to positions taken on items from prior years	5
Decreases related to positions taken on items from prior years	(40)
Increases related to positions taken in the current year	14
Lapse of statute of limitations	(5)
Settlement of uncertain tax positions with tax authorities	(4)
Balance at September 30, 2018 (a)	$164

(a)	Ashland has indemnity receivables from Valvoline and Pharmachem for $39 million and $48 million of the gross unrecognized tax benefits at September 30, 2018 and 2017, respectively.

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $1 million and $2 million for continuing operations. For the remaining balance as of September 30, 2018, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Foreign taxing jurisdictions significant to Ashland include Brazil, Canada, China, Germany, Mexico, Netherlands, Spain, Switzerland and United Kingdom. Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2013 and U.S. state income tax examinations by tax authorities for periods after September 30, 2005. With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2007.

NOTE N – EMPLOYEE BENEFIT PLANS

Pension plans

Ashland and its subsidiaries have several contributory and noncontributory qualified defined benefit pension plans that generally cover international employees and a small portion of certain U.S. manufacturing union employees. Pension obligations for applicable employees of non-U.S. consolidated subsidiaries are provided for in accordance with local practices and regulations of the respective countries. The majority of these foreign pension plans are closed to new participants while those that remain open relate to areas where jurisdictions require plans to operate within the applicable country.

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

Postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost trend rate as of September 30, 2018 was 7.5% and continues to be reduced to 4.5% in 2037 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care cost.

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

Plan Transfers

During September 2016, Ashland transferred a substantial portion of its largest U.S. qualified pension and non-qualified U.S. pension plans as well as certain other postretirement obligations to Valvoline Inc. As of September 30, 2016, the net pension and other postretirement plan liabilities that transferred to Valvoline Inc. totaled $886 million.

The disclosures within this footnote exclude these amounts that were transferred and only relate to plans Ashland currently records within continuing operations, except for the net periodic benefit cost and weighted-average plan assumptions table which, in accordance with U.S. GAAP, required certain amounts of the transferred plans to be included in continuing operations.

Net periodic benefit costs (income) allocation

Consistent with Ashland’s historical accounting policies, service cost for continuing operations is proportionately allocated to each reportable segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment.

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations and the assumptions used to determine net periodic benefit costs (income) for the plans. During 2016, certain curtailments and actuarial adjustments related to plans that transferred to Valvoline Inc. were required, in accordance with US GAAP, to be recorded within Ashland’s continuing operations within the Statements of Consolidated Comprehensive Income (Loss) and totaled $78 million. As a result, comparisons between fiscal years within the components of pension and other postretirement benefit cost table, including weighted-average plan assumptions, are significantly impacted by the inclusion of these costs and plans within continuing operations during 2016.

	Pension benefits			Other postretirement benefits
(In millions)	2018	2017	2016	2018	2017	2016
Net periodic benefit costs (income)
Service cost (a)	$9	$8	$21	$1	$1	$1
Interest cost (b)	10	8	94	1	2	3
Curtailment, settlement and other (b)	—	—	(64)	—	—	(34)
Expected return on plan assets (b)	(12)	(11)	(149)	—	—	—
Amortization of prior service credit (b)	—	—	(1)	—	—	(11)
Actuarial (gain) loss (b)	(12)	—	208	—	6	32
	$(5)	$5	$109	$2	$9	$(9)
Weighted-average plan assumptions (c)
Discount rate for service cost	2.51%	1.92%	3.95%	3.93%	3.93%	4.07%
Discount rate for interest cost	2.52%	2.22%	3.30%	3.13%	2.86%	2.57%
Rate of compensation increase	2.55%	2.80%	3.04%
Expected long-term rate of return
on plan assets	3.33%	3.41%	6.71%

(a)

Service cost was not impacted by new accounting guidance adopted in 2018 and is therefore still classified within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss).  See Note A for additional information.

(b)

These components are now classified within the other net periodic benefit income (costs) caption on the Statements of Consolidated Comprehensive Income (Loss) due to the adoption of new accounting guidance in 2018.  See Note A for additional information.

(c)	The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.

There were no changes in prior service credit recognized in accumulated other comprehensive income during both 2018 and 2017.  At September 30, 2018, Ashland expects to recognize $1 million of the prior service credit in accumulated other comprehensive income as net periodic benefit cost (income) during the next fiscal year.

At September 30, 2018 and 2017, the amounts included in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2018	2017	2018	2017
Prior service credit	$(4)	$(3)	$—	$—

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan. In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2018 and 2017 are as follows.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2018	2017	2018	2017
Change in benefit obligations
Benefit obligations at October 1	$455	$448	$62	$59
Service cost	9	8	1	1
Interest cost	10	8	1	2
Participant contributions	1	1	—	—
Benefits paid	(14)	(12)	(6)	(6)
Actuarial (gain) loss	(14)	(20)	—	6
Foreign currency exchange rate changes	(6)	13	—	—
Other	(2)	17	—	—
Curtailment and settlement	(8)	(8)	—	—
Benefit obligations at September 30	$431	$455	$58	$62
Change in plan assets
Value of plan assets at October 1	$355	$353	$—	$—
Actual return on plan assets	10	(9)	—	—
Employer contributions	9	7	—	—
Participant contributions	1	1	—	—
Benefits paid	(14)	(12)	—	—
Foreign currency exchange rate changes	(6)	8	—	—
Other	(9)	7	—	—
Value of plan assets at September 30	$346	$355	$—	$—

Unfunded status of the plans	$(85)	$(100)	$(58)	$(62)

Amounts recognized in the balance sheet
Noncurrent benefit assets	$35	$27	$—	$—
Current benefit liabilities	(3)	(3)	(4)	(4)
Noncurrent benefit liabilities	(117)	(124)	(54)	(58)
Net amount recognized	$(85)	$(100)	$(58)	$(62)

Weighted-average plan assumptions
Discount rate	2.92%	2.66%	4.24%	3.66%
Rate of compensation increase	2.55%	2.80%

The accumulated benefit obligation for all pension plans was $420 million at September 30, 2018 and $441 million at September 30, 2017. All Ashland pension plans are either qualified U.S. or non-US plans. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

(In millions)	2018	2017
Projected benefit obligation	$254	$254
Accumulated benefit obligation	244	239
Fair value of plan assets	134	126

Plan assets

The expected long-term rate of return on pension plan assets was 3.33% and 3.41% for 2018 and 2017, respectively. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2018. For additional information and a detailed description of each level within the fair value hierarchy, see Note G.

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$6	$6	$—	$—
U.S. Government securities	19	—	19	—
Non-U.S. Government securities	56	—	56	—
Corporate debt instruments	147	—	147	—
Listed real assets	10	—	10	—
Asset-backed securities	22	—	22	—
Corporate stocks	31	—	31	—
Insurance contracts	55	—	55	—
Total assets at fair value	$346	$6	$340	$—

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

The current target asset allocation for the U.S. plans is 49% fixed securities, 38% equity securities and 13% other securities. Fixed income securities primarily includes cash and cash equivalents, long duration corporate debt obligations and U.S. government debt obligations. In addition, Ashland’s non-U.S. plan fixed income securities include insurance contracts.  Equity securities are comprised solely of traditional public equity investments. Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. Although the investment allocation may vary based on funding percentages and whether plans are still accruing additional liabilities, the weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2018 and 2017 by asset category follow.

		Actual at September 30
(In millions)	Target	2018	2017
Plan assets allocation
Equity securities	5 - 45%	9%	19%
Fixed income securities	55 - 95%	88%	81%
Other	0 - 5%	3%	0%
		100%	100%

Cash flows

During 2018 and 2017, Ashland contributed $1 million to its U.S. pension plans each year and $8 million and $6 million, respectively, to its non-U.S. pension plans. Ashland expects to contribute approximately $1 million to its U.S. pension plans and $8 million to its non-U.S. pension plans during 2019.

The following benefit payments, which reflect future service expectations, are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2019	$20	$4
2020	17	4
2021	17	4
2022	18	4
2023	19	4
2024 - 2028	104	20

Other plans

Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $25 million in 2018, $26 million in 2017 and $35 million in 2016. Ashland also sponsors various other employee benefit plans, some of which are required by different countries. The total noncurrent liabilities associated with these plans were $8 million and $9 million as of September 30, 2018 and 2017, respectively.

NOTE O – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained third party actuarial experts. Prior to 2018, Ashland retained Hamilton, Rabinovitz & Associates, Inc. (HR&A). During 2018, Ashland transitioned these responsibilities to Nathan Associates, Inc. (Nathan). The processes and methodologies used by Nathan are consistent with the ones historically employed by HR&A. The methodology used by Nathan to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

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

(In thousands)	2018	2017	2016
Open claims - beginning of year	54	57	60
New claims filed	2	2	2
Claims settled	(1)	(1)	—
Claims dismissed	(2)	(4)	(5)
Open claims - end of year	53	54	57

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

During the most recent update completed during 2018, it was determined that the liability for Ashland asbestos-related claims should be decreased by $8 million. Total reserves for asbestos claims were $380 million at September 30, 2018 compared to $419 million at September 30, 2017.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2018	2017	2016
Asbestos reserve - beginning of year	$419	$415	$409
Reserve adjustment	(8)	36	37
Amounts paid	(31)	(32)	(31)
Asbestos reserve - end of year (a)	$380	$419	$415

(a)	Included $30 million and $34 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2018 and 2017, respectively.

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

At September 30, 2018, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $140 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $155 million at September 30, 2017. During 2018, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $5 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2018	2017	2016
Insurance receivable - beginning of year	$155	$151	$150
Receivable adjustment	(5)	15	16
Insurance settlement	—	(5)	(4)
Amounts collected	(10)	(6)	(11)
Insurance receivable - end of year (a)	$140	$155	$151

(a)	Included $15 million and $14 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2018 and 2017, respectively.

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

(In thousands)	2018	2017	2016
Open claims - beginning of year	12	15	20
New claims filed	2	1	1
Claims dismissed	(1)	(4)	(6)
Open claims - end of year	13	12	15

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during 2018, it was determined that the liability for Hercules asbestos-related claims should be decreased by $19 million. Total reserves for asbestos claims were $282 million at September 30, 2018 compared to $323 million at September 30, 2017.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2018	2017	2016
Asbestos reserve - beginning of year	$323	$321	$311
Reserve adjustments	(19)	16	25
Amounts paid	(22)	(14)	(15)
Asbestos reserve - end of year (a)	$282	$323	$321

(a)	Included $20 million and $14 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2018 and 2017, respectively.

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

As of September 30, 2018 and 2017, the receivables from insurers amounted to $54 million and $68 million, respectively. During 2018, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $14 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2018	2017	2016
Insurance receivable - beginning of year	$68	$63	$56
Receivable adjustment	(14)	5	7
Insurance receivable - end of year	$54	$68	$63

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $600 million for the Ashland asbestos-related litigation (current reserve of $380 million) and approximately $450 million for the Hercules asbestos-related litigation (current reserve of $282 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2018, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 116 current and former operating facilities and about 1,225 service station properties, of which 35 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $187 million at September 30, 2018 compared to $163 million at September 30, 2017, of which $147 million at September 30, 2018 and $121 million at September 30, 2017 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2018 and 2017.

(In millions)	2018	2017
Environmental remediation reserve - beginning of year	$163	$177
Disbursements	(37)	(32)
Revised obligation estimates and accretion	61	18
Environmental remediation reserve - end of year	$187	$163

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2018 and 2017, Ashland’s recorded receivable for these probable insurance recoveries was $12 million and $15 million, respectively, of which $11 million and $14 million, respectively, were classified in other noncurrent assets in the Consolidated Balance Sheets.

During 2018, Ashland recognized $60 million of expense for certain environmental liabilities. Of that amount, $18 million related to one site where, after significant research and analysis as part of Ashland’s normal process and protocol for these matters, the estimated cost for the ongoing remediation was finalized. As such, Ashland recorded the expense for this remediation project during 2018 since a reasonable estimate that is in accordance with U.S. GAAP provisions could be determined. The remaining charges in 2018 related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the years ended September 30, 2018, 2017 and 2016.

(In millions)	2018	2017	2016
Environmental expense	$60	$17	$33
Accretion	1	1	2
Legal expense	6	8	8
Total expense	67	26	43

Insurance receivable	(2)	(2)	(3)
Total expense, net of receivable activity (a)	$65	$24	$40

(a)

Net expense of $5 million, $3 million and $2 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, related to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $430 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2018 and 2017. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2018 and 2017.

NOTE P – EQUITY ITEMS

Stock repurchase programs

In April 2015, Ashland’s Board of Directors approved a $1 billion share repurchase authorization (the 2015 stock repurchase program) that was set to expire on December 31, 2017. In September 2017, Ashland’s Board of Directors extended the 2015 stock repurchase program indefinitely, at which point $500 million of share repurchase authorization remained under the 2015 stock repurchase program.

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of September 30, 2018, $1 billion remained available for repurchase under this authorization.

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

Stockholder dividends

Ashland paid dividends per common share of $0.95, $1.23 and $1.56 during 2018, 2017 and 2016, respectively.

In May 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 22.5 cents per share. This dividend was paid in the third quarter and fourth quarters of fiscal 2018.

During May 2017, subsequent to the final distribution of Valvoline Inc.’s common stock, the Board of Directors announced a quarterly cash dividend of 22.5 cents per share to eligible shareholders at record, which was paid for quarterly dividends in the first and second quarter quarters of fiscal 2018 and the third and fourth quarters of fiscal 2017. This represented a reduction from the previous quarterly dividend of 39 cents per share paid during the first and second quarters of fiscal 2017 and each quarter of fiscal 2016.

Shares reserved for issuance

At September 30, 2018, 15.7 million common shares were reserved for issuance under stock incentive and deferred compensation plans.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table, before tax and net of tax effects.

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2018
Other comprehensive income (loss)
Unrealized translation loss	$(82)	$—	$(82)
Net change in available-for-sale securities:
Unrealized gain on available-for-sale securities	24	(7)	17
Reclassification adjustment for gains
included in net income	(6)	2	(4)
Total other comprehensive loss	$(64)	$(5)	$(69)

Year ended September 30, 2017
Other comprehensive income (loss)
Unrealized translation gain	$80	$1	$81
Amortization of unrecognized prior service
credits included in net income (a)	(7)	3	(4)
Net change in available-for-sale securities:
Unrealized gain on available-for-sale securities	24	(8)	16
Reclassification adjustment for gains
included in net income	(2)	1	(1)
Total other comprehensive income	$95	$(3)	$92

Year ended September 30, 2016
Other comprehensive income (loss)
Unrealized translation loss	$(15)	$1	$(14)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service cost	86	(31)	55
Amortization of unrecognized prior service
credits included in net income (a)	(60)	19	(41)
Unrealized gain on available-for-sale securities	28	(11)	17
Total other comprehensive income	$39	$(22)	$17

(a)

Amortization of unrecognized prior service credits are included in the calculation of net periodic benefit costs (income) for pension and other postretirement plans. For specific financial statement captions impacted by the amortization see the table below.

In accordance with U.S. GAAP, as disclosed in the table above, certain pension and other postretirement costs (income) are amortized from accumulated other comprehensive income and recognized in net income. The captions on the Statements of Consolidated Comprehensive Income (Loss) impacted by the amortization of unrecognized prior service credits for pension and other postretirement plans are disclosed below. During 2016, the amortization of unrecognized prior service credits included the curtailment impact of certain pension and other postretirement plan remeasurements related to plan amendments of $40 million.

(In millions)	2018	2017	2016
Cost of sales	$—	$—	$(22)
Selling, general and administrative expense	—	—	(31)
Discontinued operations	—	(7)	(7)
Total amortization of unrecognized prior service credits	$—	$(7)	$(60)

NOTE Q – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted stock appreciation rights (SARs), performance share awards or nonvested stock awards. Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland. Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period and accounts for forfeitures when they occur across all stock-based awards.

The components of Ashland’s pretax stock-based awards (net of forfeitures) and associated income tax benefits are as follows:

(In millions)	2018	(a)	2017	(b)	2016	(c)
SARs	$7		$5		$9
Nonvested stock awards	25		15		17
Performance share awards	13		8		8
	$45		$28		$34

Income tax benefit	$14		$11		$13

(a)	The year ended September 30, 2018 included $9 million and $8 million of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
(b)	The year ended September 30, 2017 included $5 million and $3 million of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
(c)	The year ended September 30, 2016 included $4 million of expense related primarily to cash-settled nonvested restricted stock awards.

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

On the date of the final distribution, and in accordance with U.S. GAAP, Ashland reassessed all outstanding equity awards to determine if additional compensation expense had been incurred due to the transaction causing a modification to the outstanding equity awards. The additional stock compensation expense as a result of this modification and assessment performed during 2017 for all outstanding equity awards was not significant.

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

(In millions except per share data)	2018	2017	2016
Weighted-average fair value per share of SARs granted (a)	$19.62	$21.25	$26.24
Assumptions (weighted-average)
Risk-free interest rate	2.1%	1.8%	1.8%
Expected dividend yield	1.3%	1.4%	1.4%
Expected volatility	31.8%	22.8%	27.7%
Expected life (in years)	6	5	5

(a)	The weighted-average fair values per share are as of the grant date and have not been adjusted for the Valvoline separation if the SARs were granted prior to the final distribution on May 12, 2017.

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2018		2017		2016
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	exercise price	common	exercise price	common	exercise price
(In thousands except per share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	2,261	$47.98	1,511	$83.64	1,383	$73.18
Granted	470	67.16	422	109.15	362	111.89
Exercised	(421)	40.10	(330)	70.55	(196)	59.69
Forfeitures and expirations	(47)	58.73	(70)	105.98	(38)	95.65
Transfer to Valvoline Inc. (a)	—	—	(352)	94.28	—	—
Conversion adjustment (b)	—	—	1,080	—	—	—
Outstanding - end of year (c)	2,263	53.21	2,261	47.98	1,511	83.64
Exercisable - end of year	1,472	47.76	1,456	42.10	991	69.68

(a)	Represents the transfer of SARs held by Valvoline Inc. employees at the time of the final Valvoline Inc. distribution in 2017.
(b)

The number and exercise prices of SARs outstanding at the time of the final Valvoline Inc. distribution in 2017 were proportionately adjusted to maintain the aggregate intrinsic value before and after the transaction.

(c)

Exercise prices per share for SARs outstanding at September 30, 2018 ranged from $5.04 to $5.70 for 27 thousand shares, from $20.02 to $29.50 for 260 thousand shares, from $34.47 to $47.63 for 419 thousand shares, and from $57.96 to $67.16 for 1,557 thousand shares. The weighted-average remaining contractual life of outstanding SARs and stock options was 6.7 years and exercisable SARs and stock options was 5.6 years.

The total intrinsic value of SARs exercised was $15 million in 2018, $14 million in 2017 and $11 million in 2016. The actual tax benefit realized from the exercised SARs was $5 million in 2018, $2 million in 2017 and $2 million in 2016. The total grant date fair value of SARs that vested during 2018, 2017 and 2016 was $4 million, $8 million and $9 million, respectively. As of September 30, 2018, there was $7 million of total unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted-average period of 1.8 years. As of September 30, 2018, the aggregate intrinsic value of outstanding SARs was $69 million and exercisable SARs was $53 million.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-five-year period. However, such shares or units are subject to forfeiture upon termination of service before the vesting period ends. Beginning in 2016, these awards were primarily granted as stock units that will convert to shares upon vesting, while the grants in prior years were generally made in nonvested shares. Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares. Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2018		2017		2016
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
	common	grant date	common	grant date	common	grant date
(In thousands except per share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	219	$59.16	293	$109.12	298	$106.41
Granted	192	71.36	92	105.10	107	111.76
Vested	(107)	59.46	(189)	99.69	(93)	104.44
Forfeitures	(13)	62.22	(24)	104.19	(19)	104.66
Transfer to Valvoline Inc. (a)	—	—	(71)	111.97	—	—
Conversion adjustment (b)	—	—	118	—	—	—
Nonvested - end of year	291	66.98	219	59.16	293	109.12

(a)	Represents the transfer of nonvested stock awards held by Valvoline Inc. employees at the time of the final Valvoline Inc. distribution in 2017.
(b)

The number and exercise prices of nonvested stock awards outstanding at the time of the final Valvoline Inc. distribution in 2017 were proportionately adjusted to maintain the aggregate intrinsic value before and after the transaction.

The total fair value of nonvested stock awards that vested during 2018, 2017 and 2016 was $6 million, $19 million and $10 million, respectively. As of September 30, 2018, there was $9 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Executive performance incentive and retention program

During 2016, certain executives were granted 260 thousand performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation of Ashland and Valvoline. At September 30, 2018, total nonvested shares outstanding were 61 thousand shares, which include forfeitures and the cumulative value of forfeitable dividends. The expense recognition for these awards commenced upon completing the full separation of Valvoline which occurred on May 12, 2017, as discussed further in Note B, and resulted in expense of $6 million and $3 million during 2018 and 2017, respectively. As of September 30, 2018, there was $3 million of total unrecognized compensation costs related to these awards.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of September 30, 2018, 215 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $9 million, $5 million, and $4 million during 2018, 2017 and 2016, respectively.

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

For awards granted in 2016, each performance share is convertible to one share of Ashland Common Stock. These plans are recorded as a component of stockholders’ equity in the Consolidated Balance Sheets. Performance measures used to determine the actual number of performance shares issuable upon vesting include an equal weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on investment (ROI) performance as compared to the internal targets. TSR relative to peers is considered a market condition while ROI is considered a performance condition in accordance with U.S. GAAP.

For awards granted in 2018 and 2017, upon vesting, each performance unit will be settled in stock or cash based on the fair market value of Ashland common stock. The awards granted in 2018 are settled in stock and recorded as a component of stockholders’ equity while the awards granted in 2017 are settled in cash and recorded within the other liabilities caption in the Consolidated Balance Sheets. For these awards, the performance measure used to determine the actual number of performance units issuable upon vesting is the financial performance of Ashland compared to award targets. The financial performance award metric is considered a performance condition under applicable U.S. GAAP. Additionally, the actual number of performance units issuable upon vesting can be potentially increased or decreased based on a TSR performance modifier relative to peers for Ashland.

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock or cash.

				Weighted-
		Target		average
		shares/units		fair value per
(In thousands)	Vesting period	granted	(a)	share/unit	(a)
Fiscal Year 2018	October 1, 2017 - September 30, 2020	101		$68.93
Fiscal Year 2017	October 1, 2016 - September 30, 2019	56		$103.72
Fiscal Year 2016	October 1, 2015 - September 30, 2018	73		$110.03

(a)

At the end of the performance period, the actual number of shares/units awarded can range from zero to 200% of the target shares/units granted, which is assumed to be 100%. Both the shares granted and weighted-average fair value per share/unit are as of the grant date and have not been adjusted for the Valvoline separation that occurred during 2017.

For awards granted in 2016, the fair value of the ROI portion of the performance share awards is equal to the fair market value of Ashland’s Common Stock on the date of the grant discounted for the dividends forgone during the vesting period of the three-year performance cycle. For awards granted in 2018 and 2017, the fair value of the performance unit awards is equal to the fair market value of Ashland’s Common Stock as of the end of each reporting period. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

The fair values of the TSR portion of the performance share awards and TSR modifier of the performance unit awards are calculated using a Monte Carlo simulation valuation model using key assumptions included in the following table. Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied.

	2018	2017	2016
Risk-free interest rate	1.6% - 1.8%	1.3% - 1.4%	0.5% - 1.2%
Expected dividend yield	1.4%	1.4%	1.2%
Expected life (in years)	3	3	3
Expected volatility	25.0%	25.1%	21.1%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock or cash.

	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares/	grant date	Shares/	grant date	Shares/	grant date
(In thousands except per share data)	Units	fair value	Units	fair value	Units	fair value
Nonvested - beginning of year	268	$63.00	199	$106.91	204	$93.79
Granted (a)	101	68.93	71	99.86	73	110.03
Vested (a)	(104)	65.53	(69)	85.86	(72)	76.26
Forfeitures (b)	(5)	66.24	(54)	75.52	(6)	114.83
Transfer to Valvoline Inc. (c)	—	—	(21)	115.68	—	—
Conversion adjustment (d)	—	—	142	—	—	—
Nonvested - end of year	260	64.55	268	63.00	199	106.91

(a)	2017 includes 15 thousand additional shares from the fiscal year 2014 since a portion of the payouts for this plan was in excess of the initial 100% target.
(b)	During 2017, Ashland determined that zero percent of the TSR portion of the fiscal year 2016 plan will be paid out upon vesting which resulted in the forfeiture of 35 thousand shares.
(c)	Represents the transfer of performance shares from the fiscal year 2016 plans held by Valvoline Inc. employees at the time of the final Valvoline Inc. distribution in 2017.
(d)

The number and exercise prices of performance shares/units outstanding at the time of the final Valvoline Inc. distribution in 2017 were proportionately adjusted to maintain the aggregate intrinsic value before and after the transaction.

As of September 30, 2018, there was $12 million of total unrecognized compensation costs related to nonvested performance share/unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

Reportable segment business descriptions

Specialty Ingredients offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from cellulose ethers, vinyl pyrrolidones, acrylic polymers, polyester and polyurethane-based adhesives, and plant and seed extract, Specialty Ingredients offers comprehensive and innovative solutions for consumer and industrial applications.  Key customers include pharmaceutical companies; makers of personal care products, food and beverages; makers of nutraceuticals and supplements; manufacturers of paint, coatings and construction materials; packaging and converting; and oilfield service companies. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the Specialty Ingredients reportable segment.  On May 17, 2017, Ashland completed its acquisition of the stock of Pharmachem, a leading provider of quality ingredients to the global health and wellness industries and high-value differentiated products to fragrance and flavor houses. At the acquisition date, Pharmachem had 14 manufacturing facilities located in the United States and Mexico. New Jersey-based Pharmachem develops, manufactures and supplies custom and branded nutritional and fragrance products. See Note C for more information.

Composites is a global leader in unsaturated polyester resins, vinyl ester resins and gelcoats. The Composites business manufactures and sells a broad range of general-purpose and high-performance grades of unsaturated polyester and vinyl ester resins, gelcoats and low-profile additives for the reinforced plastics industry. The products in the Composites business provide an array of functional properties including corrosion resistance, fire retardance, ultraviolet resistance, water and chemical resistance, high mechanical strength, impact and scratch resistance and high strength-to-weight ratios. Key end markets include transportation, construction, marine and infrastructure. In addition, the business manufactures and sells molten maleic anhydride for the manufacture of a variety of products such as unsaturated polyester resins, copolymers, lubricating oil additives, alkenyl succinic anhydrides, malic acid, fumaric acid and numerous derivative chemicals. Key markets include composites, personal care, dispersants and combustion engine oil.

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

International data

Information about Ashland’s domestic and international operations follows. Ashland has no operations in any individual international country or single customer that represented more than 10% of sales in 2018, 2017 or 2016.

	Sales to					Property, plant
	external customers			Net assets (liabilities)		and equipment - net
(In millions)	2018	2017	2016	2018	2017	2018	2017
United States	$1,420	$1,248	$1,165	$1,142	$674	$1,371	$1,417
International	2,323	2,012	1,854	2,264	2,732	528	553
	$3,743	$3,260	$3,019	$3,406	$3,406	$1,899	$1,970
Reportable segment results

The following tables present various financial information for each reportable segment for the years ended September 30, 2018, 2017 and 2016 and as of September 30, 2018, 2017 and 2016. Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded to Unallocated and other. Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment. As such, the following table provides a summary of 2018 sales by product category for each reportable segment:

Sales by product category for 2018
Specialty Ingredients		Composites		Intermediates and Solvents
Cellulosics	34%	UPR/VER (a)	85%	Derivatives	55%
Poly vinyl pyrrolidones	17%	Gelcoats and other	15%	Butanediol	45%
Adhesives	14%		100%		100%
Pharmachem	10%
Actives	6%
Vinyl ethers	6%
Other	13%
	100%

(a)	UPR stands for unsaturated polyester resins and VER stands for vinyl ester resins.

The following table presents various financial information for each reportable segment. The operating results of divested divisions and assets during 2018, 2017 and 2016 that did not qualify for discontinued operations accounting treatment are included in the financial information until the date of sale.

Ashland Global Holdings Inc. and Consolidated Subsidiaries
Reportable Segment Information
Years Ended September 30
(In millions)	2018	2017	2016
Sales
Specialty Ingredients	$2,470	$2,216	$2,089
Composites	942	779	669
Intermediates and Solvents	331	265	261
	$3,743	$3,260	$3,019
Equity income
Specialty Ingredients	$—	$—	$—
Composites	1	—	1
Intermediates and Solvents	—	—	—
Unallocated and other	—	—	—
	1	—	1
Other income (expense)
Specialty Ingredients	(5)	(2)	(1)
Composites	4	4	5
Intermediates and Solvents	—	—	—
Unallocated and other	8	5	3
	7	7	7
	$8	$7	$8
Operating income (loss)
Specialty Ingredients	$314	$233	$237
Composites	73	67	63
Intermediates and Solvents	31	(12)	(181)
Unallocated and other	(191)	(142)	(169)
	$227	$146	$(50)
Assets
Specialty Ingredients	$5,955	$6,050	$5,235
Composites	589	586	520
Intermediates and Solvents	301	292	311
Unallocated and other	1,407	1,690	3,934
	$8,252	$8,618	$10,000

Ashland Global Holdings Inc. and Consolidated Subsidiaries
Reportable Segment Information (continued)
Years Ended September 30
(In millions)	2018	2017	2016
Depreciation and amortization
Specialty Ingredients	$252	$243	$243
Composites	22	22	22
Intermediates and Solvents	30	31	31
Unallocated and other	8	5	6
	$312	$301	$302
Property, plant and equipment - net
Specialty Ingredients	$1,434	$1,470	$1,388
Composites	192	189	175
Intermediates and Solvents	130	146	160
Unallocated and other	143	165	177
	$1,899	$1,970	$1,900
Additions to property, plant and equipment
Specialty Ingredients	$138	$148	$179
Composites	24	26	23
Intermediates and Solvents	9	10	13
Unallocated and other	14	15	16
	$185	$199	$231

NOTE S – SUBSEQUENT EVENT

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents facility in Marl, Germany to INEOS Enterprises in a transaction valued at $1.1 billion.  Ashland will retain the remaining Intermediates and Solvents facility in Lima, Ohio for its own internal business use.

Ashland currently expects net proceeds from the sale to total approximately $1 billion and anticipates that the proceeds will be primarily used to reduce outstanding debt.

The transaction is expected to close prior to the end of the June 2019 quarter, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes.  Upon the closing of this transaction, Ashland currently expects to recognize a gain within the Statements of Consolidated Comprehensive Income (Loss).

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2017	2016	2018	2017	2018	2017	2018 (a)	2017 (b)
Sales	$842	$704	$974	$806	$971	$870	$956	$880
Cost of sales	613	515	699	578	681	635	675	635
Gross profit as a percentage of sales	27.2%	26.8%	28.2%	28.3%	29.9%	27.0%	29.4%	27.8%
Operating income	39	15	95	53	66	37	27	42
Income (loss) from continuing
operations	(7)	(65)	66	29	36	(16)	11	(53)
Net income (loss)	(4)	10	73	105	36	(30)	9	(58)

Basic earnings per share
Continuing operations	$(0.12)	$(1.05)	$1.06	$0.46	$0.57	$(0.26)	$0.17	$(0.84)
Net income (loss) attributable
to Ashland	(0.07)	(0.01)	1.17	1.48	0.57	(0.54)	0.15	(0.92)

Diluted earnings per share
Continuing operations	$(0.12)	$(1.05)	$1.04	$0.46	$0.56	$(0.26)	$0.17	$(0.84)
Net income (loss) attributable
to Ashland	(0.07)	(0.01)	1.15	1.47	0.56	(0.54)	0.15	(0.92)

Regular cash dividends per share	$0.225	$0.390	$0.225	$0.390	$0.250	$0.225	$0.250	$0.225

(a)

Fourth quarter results for 2018 included pre-tax key items of $56 million related to restructuring, separation and other costs, $16 million of asset impairment charges, $12 million related to the gain on pension and postretirement benefit plan remeasurements and $5 million of tax indemnity expense.  Income tax benefit for the fourth quarter included $3 million of net favorable tax specific key items.

(b)

Fourth quarter results for 2017 included pre-tax key items of $23 million related to restructuring, separation and other costs, $13 million for charges related to unplanned plant shutdowns, $8 million related to the loss on pension and postretirement benefit plan remeasurements and a $6 million charge for the fair value adjustment of inventory acquired from Pharmachem. Income tax expense for the fourth quarter included $71 million of net unfavorable tax specific key items.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Five-Year Selected Financial Information (unaudited)

Years Ended September 30

(In millions except per share data) (a)	2018	2017	2016	2015	2014
Summary of operations
Sales	$3,743	$3,260	$3,019	$3,420	$4,080
Cost of sales	2,668	2,363	2,132	2,470	3,091
Gross profit	1,075	897	887	950	989

Selling, general and administrative expense	771	675	858	590	775
Research and development expense	85	83	87	99	103
Equity and other income (loss)	8	7	8	15	(28)
Operating income (loss)	227	146	(50)	276	83

Net interest and other financing expense	122	234	173	174	166
Other net periodic benefit income (costs)	13	(4)	(77)	(164)	(332)
Net gain (loss) on acquisitions and divestitures	(4)	(6)	(8)	(89)	4
Income (loss) from continuing operations
before income taxes	114	(98)	(308)	(151)	(411)
Income tax expense (benefit)	9	7	(25)	(139)	(290)
Income (loss) from continuing operations	105	(105)	(283)	(12)	(121)
Income from discontinued operations	9	133	255	321	354
Net income (loss)	114	28	(28)	309	233
Net income attributable to noncontrolling interest	—	27	1	—	—
Net income (loss) attributable to Ashland	$114	$1	$(29)	$309	$233

Balance sheet information (as of September 30)
Current assets	$1,712	$1,903	$2,888	$3,093	$3,443
Current liabilities	1,075	968	1,238	1,442	1,679
Working capital	$637	$935	$1,650	$1,651	$1,764

Total assets	$8,252	$8,618	$10,000	$10,066	$10,916

Short-term debt	$254	$235	$170	$381	$338
Long-term debt	2,275	2,584	2,325	3,348	2,911
Equity	3,406	3,406	3,165	3,037	3,583

Cash flow information
Cash flows provided (used) by operating activities from
continuing operations	$344	$273	$385	$(226)	$430
Additions to property, plant and equipment	185	199	231	220	212
Cash dividends	60	77	97	98	103

Common stock information
Basic earnings per share
Income (loss) from continuing operations	$1.68	$(1.69)	$(4.51)	$(0.18)	$(1.57)
Net income (loss) attributable to Ashland	1.82	0.01	(0.47)	4.54	3.04
Diluted earnings per share
Income (loss) from continuing operations	1.66	(1.69)	(4.51)	(0.18)	(1.57)
Net income (loss) attributable to Ashland	1.79	0.01	(0.47)	4.54	3.04

Dividends	0.95	1.23	1.56	1.46	1.36

(a)

As a result of the final Valvoline Inc. distribution on May 12, 2017, Valvoline's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements. See Note B within the Notes to Consolidated Financial Statements for more information.

This page intentionally left blank.