Form 10-Q
period 2018-12-31
ASHLAND GLOBAL HOLDINGS INC
filed 2019-02-06
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-211719

ASHLAND GLOBAL HOLDINGS INC.

(a Delaware corporation)

I.R.S. No. 81-2587835

50 E. RiverCenter Boulevard

Covington, Kentucky 41011

Telephone Number (859) 815-3333

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☑ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

At December 31, 2018, there were 62,618,494 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2018	2017
Sales	$576	$581
Cost of sales	424	402
Gross profit	152	179

Selling, general and administrative expense	143	154
Research and development expense	17	19
Equity and other income (loss)	1	(1)
Operating income (loss)	(7)	5

Net interest and other financing expense	55	26
Other net periodic benefit income	18	—
Net loss on divestitures	3	1
Loss from continuing operations before income taxes	(47)	(22)
Income tax expense	24	10
Loss from continuing operations	(71)	(32)
Income from discontinued operations (net of income taxes)	23	28
Net loss	$(48)	$(4)

PER SHARE DATA
Basic earnings per share - Note L
Loss from continuing operations	$(1.14)	$(0.51)
Income from discontinued operations	0.38	0.44
Net loss	$(0.76)	$(0.07)

Diluted earnings per share - Note L
Loss from continuing operations	$(1.14)	$(0.51)
Income from discontinued operations	0.38	0.44
Net loss	$(0.76)	$(0.07)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(48)	$(4)
Other comprehensive loss, net of tax
Unrealized translation gain (loss)	(31)	3
Net change in investment securities	—	8
Pension and postretirement obligation adjustment	(6)	—
Other comprehensive income (loss)	(37)	11
Comprehensive income (loss)	$(85)	$7

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2018	September 30 2018
ASSETS
Current assets
Cash and cash equivalents	$149	$294
Accounts receivable (a)	448	522
Inventories - Note F	619	596
Other assets	62	60
Held for sale - Note B	713	240
Total current assets	1,991	1,712
Noncurrent assets
Property, plant and equipment
Cost	3,195	3,187
Accumulated depreciation	1,574	1,532
Net property, plant and equipment	1,621	1,655
Goodwill - Note G	2,289	2,304
Intangibles - Note G	1,159	1,185
Restricted investments - Note E	279	312
Asbestos insurance receivable - Note K	178	179
Deferred income taxes	28	28
Other assets	398	416
Held for sale - Note B	—	468
Total noncurrent assets	5,952	6,547
Total assets	$7,943	$8,259

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$229	$254
Trade and other payables	277	331
Accrued expenses and other liabilities	257	328
Held for sale - Note B	143	163
Total current liabilities	906	1,076
Noncurrent liabilities
Long-term debt - Note H	2,275	2,275
Asbestos litigation reserve - Note K	594	612
Deferred income taxes	285	286
Employee benefit obligations - Note J	145	156
Other liabilities	433	422
Held for sale - Note B	—	26
Total noncurrent liabilities	3,732	3,777
Commitments and contingencies - Note K
Stockholders’ equity	3,305	3,406

Total liabilities and stockholders' equity	$7,943	$8,259

(a)	Accounts receivable includes an allowance for doubtful accounts of $3 million at both December 31, 2018 and September 30, 2018.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2018	$1	$946	$2,750	$(291)		$3,406
Adoption of new accounting pronouncements (b)			33	(34)		(1)
Total comprehensive loss
Net loss			(48)			(48)
Other comprehensive loss				(37)		(37)
Regular dividends, $0.25 per common share			(16)			(16)
Common shares issued under stock incentive and other plans (c)		1				1
BALANCE AT DECEMBER 31, 2018	$1	$947	$2,719	$(362)		$3,305

(a)

At December 31, 2018 and September 30, 2018, the after-tax accumulated other comprehensive loss attributable to Ashland of $362 million and $291 million, respectively, was each comprised of net unrealized translation losses of $359 million and $328 million, respectively, net unrealized gains on investment securities of zero and $34 million, respectively, and unrecognized prior service costs as a result of certain employee benefit plan amendments of $3 million and unrecognized prior services credits of $3 million, respectively.

(b)

Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and the tax effects of intercompany transfers during the three months ended December 31, 2018. See Note A for more information.

(c)	Common shares issued were 140,614 for the three months ended December 31, 2018.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2018	2017
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net loss	$(48)	$(4)
Income from discontinued operations (net of income taxes)	(23)	(28)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	81	70
Original issue discount and debt issuance costs amortization	2	2
Deferred income taxes	3	8
Stock based compensation expense	7	7
Loss (income) from restricted investments	28	(3)
Excess tax benefit on stock based compensation	1	1
Net loss on divestitures	3	1
Pension contributions	(1)	(2)
Gain on pension and other postretirement plan remeasurements	(18)	—
Change in operating assets and liabilities (a)	(44)	(83)
Total cash flows used by operating activities from continuing operations	(9)	(31)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(33)	(21)
Proceeds from disposal of property, plant and equipment	4	1
Proceeds from sales of operations	—	1
Net purchase of funds restricted for specific transactions	(2)	(5)
Reimbursement from restricted investments	8	5
Proceeds from sales of securities	—	5
Purchase of securities	—	(5)
Proceeds from the settlement of derivative instruments	1	—
Payments for the settlement of derivative instruments	(2)	(2)
Total cash flows used by investing activities from continuing operations	(24)	(21)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
FROM CONTINUING OPERATIONS
Repayment of long-term debt	(1)	(2)
Proceeds from (repayment of) short-term debt	(26)	120
Cash dividends paid	(16)	(14)
Stock based compensation employee withholding taxes paid in cash	(7)	(5)
Total cash flows provided (used) by financing activities from continuing operations	(50)	99
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(83)	47
Cash used by discontinued operations
Operating cash flows	(58)	(9)
Investing cash flows	(2)	(3)
Total cash used by discontinued operations	(60)	(12)
Effect of currency exchange rate changes on cash and cash equivalents	(2)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145)	35
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	294	566
CASH AND CASH EQUIVALENTS - END OF PERIOD	$149	$601

(a)	Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Additionally, certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation, as further described in this section. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Results of operations for the period ended December 31, 2018 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell substantially all of the assets and liabilities of its Composites segment and Intermediates and Solvents facility in Marl, Germany (Marl facility). This expected divestiture represents a strategic shift in Ashland's business and, in accordance with U.S. GAAP, qualified as a discontinued operation. As a result, the operating results and cash flows related to Composites and the Marl facility have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows, while the assets and liabilities that are to be sold have been classified within the Condensed Consolidated Balance Sheets under a held for sale designation. See Notes B and C for additional information on this expected divestiture.

As a result of classifying the Composites reporting segment as a discontinued operation, Ashland is now comprised of two reportable segments: Specialty Ingredients and Intermediates and Solvents. The financial information reported for Intermediates and Solvents excludes the activity from the Marl facility due to the expected divestiture.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The following standards relevant to Ashland were either issued or adopted in the current period or will become effective in a subsequent period.

Revenue recognition

In May 2014, the FASB issued accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers). The new guidance and subsequent amendments to it superseded most current revenue recognition guidance, in an effort to converge the revenue recognition principles within U.S. GAAP. This new guidance required entities to disclose certain quantitative and qualitative information regarding the nature, amount, timing and uncertainty of qualifying revenue and cash flows arising from contracts with customers. Entities had the option of using a full retrospective or a modified retrospective approach to adopt the new guidance. This guidance became effective for Ashland on October 1, 2018.

Ashland formed an implementation team that evaluated the impact of the new standard on the Condensed Consolidated Financial Statements and the adoption method options available as well as the overall impact the new guidance will have on the organization. The assessment process consisted of categorizing Ashland’s revenue streams and reviewing the current internal accounting policies and practices to determine potential differences that could result from applying the requirements of the new standard to revenue contracts. Additional discussions and meetings with each revenue stream team occurred to solicit input, identify potential impacts and appropriate changes to Ashland’s business processes, systems and controls to support the revenue recognition and disclosure requirements under the new standard.

Ashland elected to adopt this standard using the modified retrospective approach and determined that the overall impact was not material to the Condensed Consolidated Financial Statements. As a result, no cumulative-effect adjustment was made to retained earnings in the Condensed Consolidated Balance Sheets. Further, there has been no significant change to Ashland’s internal controls or the manner and timing of recognizing revenue. However, there are significant additional disclosures within the Notes to Condensed Consolidated Financial Statements. ASC 606 requires disclosure of disaggregated revenue into categories that depict the nature of how the Ashland's revenue and cash flows are affected by economic factors. Additionally, Ashland is required to disclose additional information related to its revenue recognition policy. See Note O for these additional disclosures.

Leases

In February 2016, the FASB issued new accounting guidance related to lease transactions. The main objective of this guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the right to use assets and obligations created by leases and to disclose key information about leasing arrangements. The presentation of the Statements of Consolidated Comprehensive Income (Loss) and the Statements of Condensed Consolidated Cash Flows is largely unchanged under this guidance. This guidance retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The guidance will become effective for Ashland on October 1, 2019 and it will have a significant effect on Ashland’s Condensed Consolidated Balance Sheet and disclosures.

In July 2018, the FASB amended this guidance to give entities the option to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Ashland currently intends to utilize this transition method upon adopting the guidance.

Ashland has formed an implementation team and is currently evaluating implementation options and quantifying the impact that this guidance will have within its Condensed Consolidated Financial Statements.

Other accounting pronouncements

In January 2016, the FASB issued accounting guidance related to the recognition and measurement as well as the presentation and disclosures for certain financial instruments. Most notably, the guidance requires entities to measure equity investments at fair value and to recognize any changes in fair value in net income rather than accumulated other comprehensive income (AOCI). The guidance became effective for Ashland on October 1, 2018 and resulted in Ashland recording a cumulative-effect adjustment to reclassify net after-tax unrealized gains of $34 million on its equity securities from AOCI to retained earnings. In the current quarter, the adoption of this guidance resulted in a significant impact to net income as Ashland recognized an unrealized loss of $30 million within the net interest and other financing expense caption on the Statement of Consolidated Comprehensive Income (Loss). The impact of this new guidance could continue to have a material impact on Ashland’s Statements of Consolidated Comprehensive Income (Loss) in prospective periods depending on the fluctuations of unrealized gains and losses within the investment securities portfolio. For current and future periods, the changes in fair value of the equity securities will no longer be classified within other comprehensive income under the new guidance. For further information on Ashland’s equity securities, see Note E.

In October 2016, the FASB issued new accounting guidance which requires entities to recognize the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs.  This guidance eliminates the exception under previous U.S. GAAP that the income tax effects of all intercompany transfers of assets other than inventory be deferred until the assets are sold to a third party or otherwise recovered through use.  This guidance became effective for Ashland on October 1, 2018 and was applied using a modified retrospective approach. Consequently, Ashland recorded a cumulative-effect adjustment to reclassify $1 million from other current assets to retained earnings.

NOTE B – DIVESTITURES

Composites and Marl facility

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents Marl facility to INEOS Enterprises in a transaction valued at $1.1 billion. Ashland will retain the remaining Intermediates and Solvents facility in Lima, Ohio primarily for its own internal business use. Ashland currently expects net proceeds from the sale to total approximately $1.0 billion and anticipates that the proceeds will be primarily used to reduce outstanding debt.

The transaction is expected to close prior to the end of the June 2019 quarter, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes. Upon the closing of this transaction, Ashland currently expects to recognize a gain within the Statements of Consolidated Comprehensive Income (Loss).

Since this transaction represents a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C for the results of operations for Composites and the Marl facility for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $12 million during both the three months ended December 31, 2018 and 2017. Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.

Subsequent to the completion of the sale, Ashland expects to provide certain transition services to INEOS Enterprises for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.

Held for sale classification

The assets and liabilities of Composites and the Marl facility for current and prior periods have been reflected as assets and liabilities held for sale. As a result, in accordance with U.S. GAAP standards, depreciation and amortization are no longer being recorded within the Statements of Consolidated Comprehensive Income (Loss) and the Condensed Consolidated Balance Sheets. These assets and liabilities are comprised of the following components:

	December 31	September 30
(In millions)	2018	2018
Accounts receivable, net (a)	$148	$159
Inventories	78	67
Net property, plant and equipment	244	—
Goodwill	144	—
Intangibles	39	—
Deferred income taxes	6	—
Other assets	54	14
Current assets held for sale	$713	$240

Net property, plant and equipment	$—	$245
Goodwill	—	144
Intangibles	—	40
Deferred income taxes	—	7
Other assets	—	32
Noncurrent assets held for sale	$—	$468

Trade and other payables	$106	$152
Employee benefit obligations	23	—
Accrued expenses and other liabilities	11	11
Other liabilities	3	—
Current liabilities held for sale	$143	$163

Employee benefit obligations	—	23
Other liabilities	—	3
Noncurrent liabilities held for sale	$—	$26

(a)	Accounts receivable included an allowance for doubtful accounts of $3 million at both December 31, 2018 and September 30, 2018.

NOTE C– DISCONTINUED OPERATIONS

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

As previously described in Note B, Ashland announced that it had signed a definitive agreement on November 15, 2018 to sell its Composites segment and Intermediates and Solvents Marl facility. Ashland determined that this expected divestiture qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and had a major effect on Ashland's operations and financial results. Accordingly, the operating results and cash flows for Composites and the Marl facility have been classified as discontinued operations within the Condensed Consolidated Financial Statements for all periods presented.

Ashland completed the distribution of its remaining shares of common stock of Valvoline Inc. on May 12, 2017. Ashland determined that the Valvoline separation qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and had a major effect on Ashland's operations and financial results. Ashland has made subsequent tax adjustments to the discontinued operations caption related to this transaction.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$25	$25
Valvoline	—	3
Water Technologies	(1)	—
Distribution	(1)	—
	$23	$28

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three months ended December 31, 2018 and 2017.  Interest expense was allocated to discontinued operations based on Ashland’s mandatory debt prepayments upon the disposition of Composites and the Marl facility.

	Three months ended
	December 31
(In millions)	2018	2017
Income (loss) from discontinued operations attributable
to Composites/Marl facility
Sales	$275	$261
Cost of sales	(217)	(211)
Selling, general and administrative expense	(22)	(17)
Research and development expense	(3)	(2)
Equity and other income	3	3
Pretax operating income of discontinued operations	36	34
Net interest and other financing expense	(6)	(4)
Pretax income of discontinued operations	30	30
Income tax expense	(5)	(5)
Income from discontinued operations	$25	$25

NOTE D – RESTRUCTURING ACTIVITIES

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Severance costs

During fiscal 2018, Ashland announced and initiated a company-wide cost reduction program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer (VSO) to certain qualifying employees that was formally approved during 2018. Additionally, during fiscal 2018, an involuntary program for employees was also initiated as part of the restructuring program. The VSO and involuntary programs resulted in a severance charge of $36 million during fiscal 2018. During the three months ended December 31, 2018, these programs resulted in additional severance expense of $4 million, which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). As of December 31, 2018, the severance reserve for the company-wide restructuring program was $32 million.

Facility costs

Ashland incurred $7 million of lease abandonment charges during the three months ended December 31, 2018 due to the exit from certain office facilities in conjunction with the company-wide cost reduction program. The costs related to this reserve were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) and are paid over the remaining lease terms.  As of December 31, 2018, the reserve for facility costs was $11 million.

The following table details at December 31, 2018, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the three months ended December 31, 2018. The severance and facility cost reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2018.

(In millions)	Severance costs	Facility costs	Total
Balance at of September 30, 2018	36	7	43
Restructuring reserve	4	7	11
Utilization (cash paid)	(8)	(3)	(11)
Balance at December 31, 2018	$32	$11	43

Plant restructuring

During the three months ended December 31, 2018, Specialty Ingredients committed to a cost reduction plan within an existing manufacturing facility.  As a result, restructuring charges of $27 million were recorded primarily within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) consisting of $19 million in accelerated depreciation and amortization, $5 million in severance and $3 million of plant closure costs.  As of December 31, 2018, there is a restructuring reserve of $8 million related to the $5 million of severance costs and $3 million of plant closure costs.  The restructuring plan is expected to be completed during fiscal 2019.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2018.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$149	$149	$149	$—	$—
Restricted investments (a)	309	309	309	—	—
Deferred compensation investments (b)	161	161	—	161	—
Investment of captive insurance company	3	3	3	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$624	$624	$461	$163	$—
Liabilities
Foreign currency derivatives	$1	$1	$—	$1	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2018.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$294	$294	$294	$—	$—
Restricted investments (a)	342	342	342	—	—
Deferred compensation investments (b)	165	165	—	165	—
Investment of captive insurance company	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$815	$815	$639	$176	$—
Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other financing expense caption on the Statements of Consolidated Comprehensive Income (Loss). In prior periods, the unrealized gains and losses on the equity securities were reported within the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of AOCI, net of the related deferred income taxes. Due to the accounting guidance adopted in the current quarter, as discussed in Note A, the unrealized gains and losses are now recognized in net income and are recorded within the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of December 31, 2018 and September 30, 2018:

(In millions)	December 31 2018	September 30 2018
Original cost	$335	$335
Accumulated adjustments, net	(47)	(38)
Adjusted cost, beginning of year (a)	288	297
Investment income (b)	3	8
Net unrealized gain	24	54
Realized gains	—	6
Settlement funds	2	10
Disbursements	(8)	(33)
Fair value	$309	$342

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.

The following table presents gross unrealized gains and losses for the restricted investment securities as of December 31, 2018 and September 30, 2018:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2018
Demand deposit	$17	$—	$—	$17
Equity mutual fund	148	30	—	178
Corporate bond mutual fund	120	—	(6)	114
Fair value	$285	$30	$(6)	$309

As of September 30, 2018
Demand deposit	$20	$—	$—	$20
Equity mutual fund	148	59	—	207
Corporate bond mutual fund	120	—	(5)	115
Fair value	$288	$59	$(5)	$342

The unrealized gains and losses of $54 million, net of the related deferred income taxes of $20 million, as of September 30, 2018, were reclassified from AOCI to retained earnings within the Condensed Consolidated Balance Sheets due to the new accounting guidance adopted in the current quarter.

The following table presents the investment income, net unrealized gains and losses, realized gains and disbursements related to the investments within the portfolio for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Investment income	$3	$2
Realized gains	—	1
Net unrealized gains (losses) (a)	(30)	10
Disbursements	(8)	(5)

(a)

Ashland determined that all unrealized gains and losses were related to equity securities with readily determinable fair values. Due to the new accounting guidance adopted in the current quarter, the net unrealized losses during the three months ended December 31, 2018 were recorded within the net interest and other financing expense caption in the Statements of Consolidated Comprehensive Income (Loss).

Deferred compensation investments

Deferred compensation investments consist of Level 2 measurements within the fair value hierarchy which are comprised primarily of a guaranteed interest fund, a common stock index fund and an intermediate investment grade bond fund. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). These investments generated a $4 million loss and a $4 million gain during the three months ended December 31, 2018 and 2017, respectively.

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three months ended December 31, 2018 and 2017 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2018	2017
Foreign currency derivative gains (losses)	$1	$(11)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2018 and September 30, 2018 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2018	2018
Foreign currency derivative assets	$2	$11
Notional contract values	399	1,209

Foreign currency derivative liabilities	$1	$3
Notional contract values	304	755

Other financial instruments

At December 31, 2018 and September 30, 2018, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,306 million and $2,307 million, respectively, compared to a fair value of $2,331 million and $2,372 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	December 31, 2018	September 30, 2018
Finished products	$398	$381
Raw materials, supplies and work in process	221	215
	$619	$596

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value. For its July 1, 2018 assessment, Ashland determined that its reporting units for the allocation of goodwill were its three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. At that time, Ashland determined no additional impairment existed. Due to the expected divestiture of the Composites reporting unit, Ashland has two remaining reporting units as of December 31, 2018: Specialty Ingredients and Intermediates and Solvents. See Note B for more information on the expected divestiture.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2018.

	Specialty	Intermediates
(In millions)	Ingredients	and Solvents	(a)	Total
Balance at September 30, 2018	$2,304	$—		$2,304
Acquisitions	—	—		—
Currency translation	(15)	—		(15)
Balance at December 31, 2018	$2,289	$—		$2,289

(a)	As of December 31, 2018 and September 30, 2018, there was accumulated impairment of $90 million related to the Intermediates and Solvents reportable segment.

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

Intangible assets were comprised of the following as of December 31, 2018 and September 30, 2018.

	December 31, 2018
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(25)	$41
Intellectual property	718	(360)	358
Customer and supplier relationships	753	(271)	482
Total definite-lived intangibles	1,537	(656)	881

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,815	$(656)	$1,159

	September 30, 2018
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(25)	$41
Intellectual property	721	(350)	371
Customer and supplier relationships	759	(264)	495
Total definite-lived intangibles	1,546	(639)	907

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,824	$(639)	$1,185

Amortization expense recognized on intangible assets was $22 million and $23 million for the three months ended December 31, 2018 and 2017, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $87 million in 2019 (includes three months actual and nine months estimated), $86 million in 2020, $85 million in 2021, $84 million in 2022 and $84 million in 2023. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	December 31, 2018	September 30, 2018
4.750% notes, due 2022	$1,083	$1,083
Term Loan B, due 2024	591	593
6.875% notes, due 2043	376	376
Term Loan A, due 2022	195	195
Accounts receivable securitizations	195	195
6.50% junior subordinated notes, due 2029	53	52
Revolving credit facility	—	25
Medium-term notes, due 2019, interest of 9.4%	5	5
Other (a)	6	5
Total debt	2,504	2,529
Short-term debt (includes current portion of long-term debt)	(229)	(254)
Long-term debt (less current portion)	$2,275	$2,275

(a)

Includes $20 million and $21 million of debt issuance cost discounts as of December 31, 2018 and September 30, 2018, respectively, in addition to a European short-term loan facility with an outstanding balance of $23 million at both December 31, 2018 and September 30, 2018.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $10 million remaining in 2019, $6 million in 2020, $13 million in 2021, $1,279 million in 2022 and $6 million in 2023.

Available borrowing capacity

The borrowing capacity remaining under the 2017 $800 million Revolving Credit Facility was $752 million due to a reduction of $48 million for letters of credit outstanding as of December 31, 2018. Ashland's total borrowing capacity at December 31, 2018 was $793 million, which included $41 million of available capacity from the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2018, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2017 Credit Agreement) is 4.5. At December 31, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.5.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0. At December 31, 2018, Ashland’s calculation of the interest coverage ratio was 5.5.

NOTE I – INCOME TAXES

Tax Law Changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Through September 30, 2018 we recorded provisional amounts for certain enactment date effects of the Tax Act by applying the guidance in SAB 118 because we had not yet completed our enactment date accounting for these effects. During the current quarter, Ashland completed its internal accounting assessment for the tax effects of enactment of the Tax Act and recorded adjustments to provisional amounts previously recorded. Ashland’s final assessment resulted in net unfavorable tax adjustments of $24 million during the three months ended December 31, 2018 primarily related to the one-time transition tax assessed on foreign cash and unremitted earnings. There could be additional guidance issued subsequent to December 31, 2018 that could impact our interpretation of the Tax Act and such changes could affect the amounts recorded.

Deferred tax assets and liabilities

Ashland remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21%. Ashland finalized its assessment of the provisional amount previously recorded for the remeasurement of the deferred tax balance which resulted in an unfavorable tax adjustment of $2 million during the three months ended December 31, 2018.

Foreign tax effects

The one-time transition tax is based on Ashland's total post-1986 earnings and profits of foreign subsidiaries that were previously deferred from U.S. income taxes. Ashland finalized its assessment of the provisional amount previously recorded for this one-time transition tax liability which resulted in an unfavorable tax adjustment of $22 million during the three months ended December 31, 2018. After this final adjustment, the obligation for the one-time transition tax was $51 million as of December 31, 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Ashland determined that the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

Global Intangible Low-Taxed Income

Regarding new Global Intangible Low-Taxed Income (GILTI) tax rules, Ashland made an election to treat taxes due on future GILTI exclusions as a current period expense when incurred.

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a negative rate of 51% for the three months ended December 31, 2018. The current quarter tax rate was impacted by income mix, certain nondeductible restructuring costs, as well as $30 million from unfavorable tax discrete items including the final assessment of the Tax Act referenced above and other items.

Prior fiscal year

The overall effective tax rate was negative 45% for the three months ended December 31, 2017 and was primarily impacted by income mix and net unfavorable tax discrete adjustments of $16 million related to the Tax Act.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2018.

(In millions)
Balance at October 1, 2018	$164
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	1
Lapse of statute of limitations	(1)
Balance at December 31, 2018	$163

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $0 million and $2 million for continuing operation. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE J - EMPLOYEE BENEFIT PLANS

Plan contributions

For the three months ended December 31, 2018, Ashland contributed $1 million to its non-U.S. pension plans and zero to its U.S. pension plans. Ashland expects to make additional contributions of approximately $5 million to its non-U.S. plans during the remainder of 2019.

Plan remeasurement

Ashland settled a non-U.S. pension plan during the three months ended December 31, 2018, which required the plan to be remeasured. This remeasurement resulted in a curtailment gain of $18 million.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2018	2017	2018	2017
Three months ended December 31
Service cost	$2	$2	$—	$1
Interest cost	3	3	—	—
Expected return on plan assets	(3)	(3)	—	—
Curtailment	(18)	—	—	—
Actuarial (gain) loss	—	—	—	—
Total net periodic benefit costs	$(16)	$2	$—	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Loss (Income). All other components are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Loss (Income).

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland retained Nathan Associates Inc. (Nathan). The methodology used by Nathan to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2018	2017	2018	2017	2016
Open claims - beginning of year	53	54	54	57	60
New claims filed	1	1	2	2	2
Claims settled	(1)	—	(1)	(1)	—
Claims dismissed	—	(1)	(2)	(4)	(5)
Open claims - end of period	53	54	53	54	57

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

During the most recent annual update of this estimate completed during the June 2018 quarter, it was determined that the liability for Ashland asbestos-related claims should be decreased by $8 million. Total reserves for asbestos claims were $369 million at December 31, 2018 compared to $380 million at September 30, 2018.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2018	2017	2018	2017	2016
Asbestos reserve - beginning of year	$380	$419	$419	$415	$409
Reserve adjustment	—	—	(8)	36	37
Amounts paid	(11)	(10)	(31)	(32)	(31)
Asbestos reserve - end of period (a)	$369	$409	$380	$419	$415

(a)	Included $31 million and $30 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018, respectively.

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

At December 31, 2018, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $139 million (excluding the Hercules receivable for asbestos claims) compared to $140 million at September 30, 2018. During the June 2018 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $5 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2018	2017	2018	2017	2016
Insurance receivable - beginning of year	$140	$155	$155	$151	$150
Receivable adjustment	—	—	(5)	15	16
Insurance settlement	—	—	—	(5)	(4)
Amounts collected	(1)	(4)	(10)	(6)	(11)
Insurance receivable - end of period (a)	$139	$151	$140	$155	$151

(a)	Included $15 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of both December 31, 2018 and September 30, 2018.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2018	2017	2018	2017	2016
Open claims - beginning of year	13	12	12	15	20
New claims filed	—	—	2	1	1
Claims dismissed	(1)	—	(1)	(4)	(6)
Open claims - end of period	12	12	13	12	15

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during the June 2018 quarter, it was determined that the liability for Hercules asbestos-related claims should be decreased by $19 million. Total reserves for asbestos claims were $276 million at December 31, 2018 compared to $282 million at September 30, 2018.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2018	2017	2018	2017	2016
Asbestos reserve - beginning of year	$282	$323	$323	$321	$311
Reserve adjustments	—	—	(19)	16	25
Amounts paid	(6)	(8)	(22)	(14)	(15)
Asbestos reserve - end of period (a)	$276	$315	$282	$323	$321

(a)	Included $20 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both December 31, 2018 and September 30, 2018.

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

As of December 31, 2018, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $54 million. During the June 2018 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $14 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2018	2017	2018	2017	2016
Insurance receivable - beginning of year	$54	$68	$68	$63	$56
Receivable adjustment	—	—	(14)	5	7
Insurance receivable - end of period	$54	$68	$54	$68	$63

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $600 million for the Ashland asbestos-related litigation (current reserve of $369 million) and approximately $450 million for the Hercules asbestos-related litigation (current reserve of $276 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At December 31, 2018, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 116 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 35 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $184 million at December 31, 2018 compared to $187 million at September 30, 2018, of which $144 million at December 31, 2018 and $147 million at September 30, 2018 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Reserve - beginning of period	$187	$163
Disbursements	(6)	(8)
Revised obligation estimates and accretion	3	13
Reserve - end of period	$184	$168

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2018 and September 30, 2018, Ashland’s recorded receivable for these probable insurance recoveries was $12 million, of which $11 million at December 31, 2018 and  September 30, 2018 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Environmental expense	$3	$12
Accretion	—	1
Legal expense	1	1
Total expense	4	14

Insurance receivable (a)	(1)	—
Total expense, net of receivable activity	$3	$14

(a)	Activity of $0 denotes value less than $1 million.

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $424 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2018 and September 30, 2018. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2018.

NOTE L – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1.0 million and 0.7 million at December 31, 2018 and 2017, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2018	2017
Numerator
Numerator for basic and diluted EPS -
Loss from continuing operations	$(71)	$(32)
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	63	62
Share based awards convertible to common shares (a)	—	—
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	63	62
EPS from continuing operations
Basic	$(1.14)	$(0.51)
Diluted	(1.14)	(0.51)

(a)

As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2018 and 2017, the effect of the share-based awards convertible to common shares would be antidilutive. In accordance with U.S. GAAP, they have been excluded from the diluted EPS calculation.

NOTE M – EQUITY ITEMS

Stock repurchase programs

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of December 31, 2018, $1 billion remained available for repurchase under this authorization.

Stockholder dividends

In November 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share or $16 million, to eligible stockholders at record, which was paid for quarterly dividends in the first quarter of fiscal 2019 and the third and fourth quarters of fiscal 2018. This represented an increase from the previous quarterly cash dividend of 22.5 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2018.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2018			2017
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(31)	$—	$(31)	$3	$—	$3
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service costs	(7)	1	(6)	—	—	—
Net change in investment securities:
Unrealized gains during periods (a)	—	—	—	11	(2)	9
Reclassification adjustment for gains
included in net income	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(38)	$1	$(37)	$13	$(2)	$11

(a)

Due to the adoption of new accounting guidance in the current quarter, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than AOCI. See Notes A and E for more information.

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

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2018 (a)	2017 (b)
SARs	$2	$1
Nonvested stock awards	4	6
Performance share awards	—	4
	$6	$11

(a)

Included $1 million of expense related to cash-settled nonvested restricted stock awards and $2 million of income related to cash-settled performance units during the three months ended December 31, 2018.

(b)

Included $2 million of expense related to cash-settled nonvested restricted stock awards and $2 million of expense related to cash-settled performance units during the three months ended December 31, 2017.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs generally lapse ten years after the date of grant. SARs granted for three months ended December 31, 2018 and 2017 were 300 thousand and 470 thousand, respectively. As of December 31, 2018, there was $12 million of total unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted-average period of 2.3 years. Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model. This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

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

Stock-settled nonvested stock awards

Nonvested stock awards granted in the form of shares were 81 thousand and 142 thousand for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $13 million of total unrecognized compensation costs related to these nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of December 31, 2018, 200 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $1 million and $2 million during the three months ended December 31, 2018 and 2017, respectively.

Executive performance incentive and retention program

During 2016, certain executives were granted performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation of Ashland and Valvoline. At December 31, 2018, there were 30 thousand shares outstanding in connection with these awards, which includes forfeitures and the cumulative value of forfeitable dividends. The expense recognition for these awards commenced upon completing the full separation of Valvoline which occurred on May 12, 2017 and resulted in $1 million and $2 million of expense for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $2 million of total unrecognized compensation costs related to these awards.

Performance awards

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are primarily tied to Ashland’s overall financial performance relative to internal targets. Additionally, certain outstanding performance awards are tied to Ashland's overall financial performance relative to the financial performance of selected industry peer groups. Awards are granted annually, with each award covering a three-year vesting period. Awards settled in shares are recorded as a component of stockholders’ equity while awards settled in cash are recorded as a liability within the Condensed Consolidated Balance Sheets.

The performance measure used to determine the actual number of performance shares/units issuable upon vesting is the financial performance of Ashland compared to award targets. The financial performance award metric is considered a performance condition under applicable U.S. GAAP. Additionally, the actual number of performance shares/units issuable upon vesting can be potentially increased or decreased based on a TSR performance modifier relative to peers of Ashland. For awards granted in fiscal 2017, each performance unit will be settled in cash based on the fair value of Ashland common stock. For awards granted in fiscal 2018 and 2019, each performance share/unit is convertible to one share of Ashland Common Stock.

Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. Performance shares/units granted for the three months ended December 31, 2018 and 2017 were 78 thousand and 101 thousand, respectively. As of December 31, 2018, there was $18 million of total unrecognized compensation costs related to performance shares/units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE O – REVENUE

Effective October 1, 2018, Ashland adopted accounting guidance outlining a single comprehensive five step model for entities to use in accounting for revenue arising from contracts with customers (ASC 606 Revenue from Contracts with Customers).  As a result of the adoption, there was no material impact to Ashland’s Condensed Consolidated Financial Statements, but significant additional disclosures that Ashland is required to disclose on an interim and annual basis are contained within this Note O.

Revenue recognition

Ashland’s revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods or providing services and is recognized when performance obligations are satisfied under the terms of contracts with customers. Ashland generally utilizes standardized language for the terms of contracts within each purchase order, unless a separate agreement has been entered into with a customer that supersedes the standard language within the purchase order.

A performance obligation is deemed to be satisfied by Ashland when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount Ashland expects to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as volume discounts, rebates, refunds and right to return. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not included within Ashland’s contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices Ashland charges to customers, which in some cases is based on established market prices. Ashland generally collects the cash from its customers within 60 days of the product delivery date. Sales and other similar taxes collected from customers on behalf of third parties are excluded from the contract price.

All of Ashland’s revenue is derived from contracts with customers, and nearly all contracts with customers contain one performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer generally upon shipment or delivery. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs when not reimbursed.

Costs incurred to obtain contracts with customers have historically not been significant and are expensed immediately as the amortization period is generally one year or less. Ashland records bad debt expense in specific situations when it is determined that the customer is unable to meet its financial obligation.

Practical expedients

Upon adoption, Ashland utilized the following applicable practical expedients, as permitted by ASC 606, Revenue from Contracts with Customers:

•	Sales and other similar taxes collected from customers on behalf of third parties are excluded from the contract price;
•	Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs when not reimbursed; and
•	Costs incurred to obtain contracts with customers are expensed immediately when the amortization period is one year or less.

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $415 million and $482 million as of December 31, 2018 and September 30, 2018, respectively.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment, geographical region and product category, as Ashland believes these categories best depict how management reviews the financial performance of its operations. See the following tables for details:

Sales by geography for the three months ended December 31, 2018
(In millions)	Specialty	Intermediates
Geography	Ingredients	and Solvents
North America	$219	$11
Europe	170	5
Asia Pacific	116	6
Latin America & other	48	1
	$553	$23

Sales by product category for the three months ended December 31, 2018
(In millions)
Specialty Ingredients		Intermediates and Solvents
Cellulosics	$189	Derivatives	$20
Poly-vinyl pyrrolidones	95	Butanediol	3
Adhesives	82		$23
Actives	37
Vinyl ethers	24
Pharmachem	59
Other	67
	$553

NOTE P – REPORTABLE SEGMENT INFORMATION

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

Change in Reportable Segments

Ashland’s reportable segments changed in the current quarter due to the expected divestiture of the Composites reportable segment and Intermediates and Solvents Marl facility and reclassification to discontinued operations. As a result, Ashland's operations are managed by the chief operating decision maker within the following two reportable segments: Specialty Ingredients and Intermediates and Solvents. The financial information for Intermediates and Solvents excludes the activity from the Marl facility due to the expected divestiture and has therefore been restated in prior periods.

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

Intermediates and Solvents is a leading producer of 1,4 butanediol and related derivatives, including tetrahydrofuran and n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. Butanediol is also supplied to Ashland’s Specialty Ingredients business for use as a raw material. On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents Marl facility. As a result, the financial information for Intermediates and Solvents excludes the activity from the Marl facility due to the expected divestiture and has been restated in prior periods.

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

The following table presents various financial information for each reportable segment for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions - unaudited)	2018	2017
SALES
Specialty Ingredients	$553	$550
Intermediates and Solvents	23	31
	$576	$581
OPERATING INCOME (LOSS)
Specialty Ingredients	$26	$42
Intermediates and Solvents	—	3
Unallocated and other	(33)	(40)
	$(7)	$5

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. In addition, Ashland may from time to time make forward-looking statements in its annual reports, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the program to eliminate certain existing corporate and Specialty Ingredients expenses (including the possibility that such cost eliminations may not occur or may take longer to implement than anticipated), the expected divestiture of its Composites segment and the butanediol (BDO) manufacturing facility in Marl, Germany, and related merchant Intermediates and Solvents (I&S) products (including, in each case, the possibility that a transaction may not occur or that, if a transaction does occur, Ashland may not realize the anticipated benefits from such transaction), the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); and severe weather, natural disasters, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters). Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements, including, without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 60% and 59% for the three months ended December 31, 2018 and 2017, respectively. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2018	2017
North America (a)	40%	41%
Europe	31%	30%
Asia Pacific	21%	20%
Latin America & other	8%	9%
	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

Reportable segments

Ashland’s businesses are managed within the following two reportable segments: Specialty Ingredients and Intermediates and Solvents. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 41.

The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2018	2017
Specialty Ingredients	96%	95%
Intermediates and Solvents	4%	5%
	100%	100%

KEY DEVELOPMENTS

Business results

Ashland recorded a net loss of $48 million in the current quarter compared to a net loss of $4 million in the prior year quarter. Ashland’s Adjusted EBITDA increased by 8% to $100 million (see U.S. GAAP reconciliation on page 36). The increase in Adjusted EBITDA was primarily due to continued growth within the Specialty Ingredients reportable segment resulting from improved mix and plant fixed cost absorption as well as lower selling, general and administrative expenses.

Composites segment and Marl facility

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents Marl facility to INEOS Enterprises in a transaction valued at $1.1 billion. Ashland will retain the remaining Intermediates and Solvents facility in Lima, Ohio primarily for its own internal business use. Ashland currently expects net proceeds from the sale to total approximately $1.0 billion and anticipates that the proceeds will be primarily used to reduce outstanding debt.

The transaction is expected to close prior to the end of the June 2019 quarter, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes. Upon the closing of this transaction, Ashland currently expects to recognize a gain within the Statements of Consolidated Comprehensive Income (Loss).

Since this transaction signifies a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C of the Notes to Condensed Consolidated Financial Statements for the results of operations for Composites and the Marl facility for all periods presented

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $12 million during both the three months ended December 31, 2018 and 2017.  Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.

Subsequent to the completion of the sale, Ashland expects to provide certain transition services to INEOS Enterprises for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.

Cost Reduction Program

In early May 2018, Ashland announced a cost reduction program to accelerate EBITDA margin growth by creating a leaner, more cost competitive company with improved operating efficiency, faster decision making and a stronger customer focus. Under this program, Ashland intends to eliminate a total of $120 million of existing allocated costs, direct expenses within Specialty Ingredients SG&A, and facility-related costs as follows:

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

Ashland continues to expect to achieve the full $120 million in run-rate savings by the end of calendar year 2019. Ashland met its expectation for capturing the targeted $20 million in annualized run-rate savings under this program by the end of the September 2018 quarter. An additional $30 million in run-rate savings was captured in the December 2018 quarter, bringing the total annualized run-rate savings to $50 million as of December 31, 2018.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Ashland has included within this document the following non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

•	EBITDA – net income (loss), plus income tax expense (benefit), net interest and other financing expenses, and depreciation and amortization.
•

Adjusted EBITDA – EBITDA adjusted for noncontrolling interests, discontinued operations, net gain (loss) on acquisitions and divestitures, other income and (expense) and key items (including the remeasurement gains and losses related to pension and other postretirement plans).

•	Adjusted EBITDA margin – Adjusted EBITDA divided by sales.
•	Adjusted diluted earnings per share (EPS) – income (loss) from continuing operations, adjusted for key items, net of tax, divided by the average outstanding diluted shares for the applicable period.
•	Free cash flow – operating cash flows less capital expenditures and certain other adjustments as applicable.

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

Key financial results for the three months ended December 31, 2018 and 2017 included the following:

•	Ashland’s net loss amounted to $48 million and $4 million for the three months ended December 31, 2018 and 2017, respectively, or a loss of $0.76 and $0.07 diluted earnings per share, respectively.
•	Discontinued operations, which are reported net of taxes, resulted in income of $23 million and $28 million during the three months ended December 31, 2018 and 2017, respectively.
•	Loss from continuing operations, which excludes results from discontinued operations, amounted to $71 million and $32 million for the three months ended December 31, 2018 and 2017, respectively.
•

The effective income tax rates were 51% and 45% for the three months ended December 31, 2018 and 2017, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.

•

Ashland incurred pretax net interest and other financing expense of $55 million and $26 million for the three months ended December 31, 2018 and 2017, respectively.  Due to the adoption of new accounting guidance, the current quarter included $30 million of unrealized losses on restricted investments.

•	Other net periodic benefit income totaled $18 million for the three months ended December 31, 2018.
•	Net loss on divestitures totaled $3 million and $1 million for the three months ended December 31, 2018 and 2017, respectively.
•	Operating (loss) income amounted to a loss of $7 million and income of $5 million for the three months ended December 31, 2018 and 2017, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Operating income (loss) amounted to a loss of $7 million and income of $5 million for the three months ended December 31, 2018 and 2017, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table on page 36. These operating key items for the applicable periods are summarized as follows:

•

Restructuring, separation and other costs – Ashland periodically implements company-wide cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D in the Notes to Condensed Consolidated Financial Statements for further information on the company-wide cost reduction program. Also included within this key item category in the prior year quarter are separation costs incurred as a result of the separation from Valvoline, which primarily related to transaction, consulting and legal fees.

•

Accelerated depreciation – As a result of various restructuring activities at certain office facilities and manufacturing facilities during both the current and prior year quarters, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment.

•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded non-cash adjustments during the prior year quarter to its environmental liabilities and receivables related to previously divested businesses or non-operational sites. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income for the three months ended December 31, 2018 and 2017 included depreciation and amortization of $62 million and $64 million, respectively (which excluded accelerated depreciation and amortization of $19 million and $6 million for the three months ended December 31, 2018 and 2017, respectively).

Non-operating key items affecting EBITDA

•

Gain on pension and other postretirement plan remeasurements – Ashland recognized a remeasurement gain due to the settlement of a non-U.S. pension plan during the current quarter.  See Note J of the Notes to Condensed Consolidated Financial Statements for more information.

•	Net loss on divestitures – Ashland recorded a loss during the current quarter related to the impairment of an investment.

EBITDA and Adjusted EBITDA

EBITDA totaled $93 million and $96 million for the three months ended December 31, 2018 and 2017, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended
	December 31
(In millions)	2018	2017
Net loss	$(48)	$(4)
Income tax expense	24	10
Net interest and other financing expense	55	26
Depreciation and amortization (a)	62	64
EBITDA	93	96
Loss (income) from discontinued operations (net of tax)	(23)	(28)
Key items included in EBITDA:
Restructuring, separation and other costs	26	8
Accelerated depreciation	19	6
Environmental reserve adjustments	—	11
Gain on pension and other postretirement plan remeasurements	(18)	—
Net loss on divestitures	3	—
Total key items included in EBITDA	30	25
Adjusted EBITDA	$100	$93

Total key items included in EBITDA	$30	$25
Unrealized loss on securities (b)	30	—
Total key items, before tax	$60	$25

(a)	Excludes $19 million and $6 million of accelerated depreciation for the three months ended December 31, 2018 and 2017, respectively.
(b)

Due to the adoption of new accounting guidance in the current quarter, the unrealized losses on certain investment securities directly impact earnings and are recorded within the net interest and other financing expense caption on the Statements of Consolidated Comprehensive Income (Loss).  See Notes A and E of the Notes to Condensed Consolidated Financial Statements for more information.

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

	Three months ended
	December 31
	2018	2017
Diluted EPS from continuing operations (as reported)	$(1.14)	$(0.51)
Key items, before tax:
Restructuring, separation and other costs	0.71	0.22
Gain on pension and other postretirement plan remeasurements	(0.29)	—
Environmental reserve adjustments	—	0.19
Unrealized loss on securities	0.47	—
Net loss on divestitures	0.05	—
Key items, before tax	0.94	0.41
Tax effect of key items (a)	(0.11)	(0.11)
Key items, after tax	0.83	0.30
Tax specific key items:
Deferred tax rate changes	0.03	(1.99)
One-time transition tax	0.35	2.23
Restructuring and separation activity	0.02	—
Other tax reform	0.05	—
Tax specific key items (b)	0.45	0.24
Total key items	1.28	0.54
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.14	$0.03

(a)	Represents the diluted EPS impact from the tax effect of the key items that are previously identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the following caption review section.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three months ended December 31, 2018 and 2017.

	Three months ended December 31
(In millions)	2018	2017	Change
Sales	$576	$581	$(5)

The following table provides a reconciliation of the change in sales between the three months ended December 31, 2018 and 2017.

Three months ended
(In millions)	December 31, 2018
Currency exchange	$(9)
Volume	(9)
Pricing	10
Product mix	3
Change in sales	$(5)

Sales for the current quarter decreased $5 million compared to the prior year quarter. Unfavorable foreign currency exchange and lower volumes each decreased sales by $9 million. These decreases were partially offset by improvements to product pricing and product mix which increased sales by $10 million and $3 million, respectively.

	Three months ended December 31
(In millions)	2018	2017	Change
Cost of sales	$424	$402	$22
Gross profit as a percent of sales	26.4%	30.8%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three months ended December 31, 2018 and 2017.

Three months ended
(In millions)	December 31, 2018
Changes in:
Accelerated depreciation	$19
Severance and other restructuring costs	7
Production and raw material costs	7
Volume	(6)
Currency exchange	(5)
Change in cost of sales	$22

Cost of sales for the current quarter increased $22 million compared to the prior year quarter. Due to the planned closure of a manufacturing facility during the current quarter, accelerated depreciation increased cost of sales by $19 million while severance and other restructuring costs increased cost of sales by $7 million. Unfavorable production costs increased cost of sales by $7 million.  These increases were partially offset by lower volumes and favorable foreign currency exchange, which decreased cost of sales by $6 million and $5 million, respectively.

	Three months ended December 31
(In millions)	2018	2017	Change
Selling, general and administrative expense	$143	$154	$(11)
As a percent of sales	24.8%	26.5%

Selling, general and administrative expense for the current quarter decreased $11 million compared to the prior year quarter with expenses as a percent of sales remaining consistent. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$3 million and $14 million in net environmental-related expenses during the current and prior year quarters, respectively (see Note K for more information);

•	$18 million and $11 million of key items for restructuring, separation and other costs during the current and prior year quarters, respectively, comprised of the following:
o	$18 million of severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during the current quarter;
o	$6 million of costs related to the separation of Valvoline during the prior year quarter;
o	$4 million of accelerated depreciation related to the planned closure of an office building during the prior year quarter; and
o	$1 million of Pharmachem integration costs during the prior year quarter.

	Three months ended December 31
(In millions)	2018	2017	Change
Research and development expense	$17	$19	$(2)

Research and development expense declined compared to the prior year quarter, primarily due to the overall company-wide cost reduction program.

	Three months ended December 31
(In millions)	2018	2017	Change
Equity and other income
Equity income (a)	$—	$—	$—
Other income	1	(1)	2
	$1	$(1)	$2

(a)	Activity of $0 denotes value less than $1 million.

Equity and other income remained relatively consistent compared to the prior year quarter.

	Three months ended December 31
(In millions)	2018	2017	Change
Net interest and other financing expense (income)
Interest expense	$27	$29	$(2)
Interest income	(1)	(1)	—
Loss (income) from restricted investments	28	(3)	31
Other financing costs	1	1	—
	$55	$26	$29

Net interest and other financing expense increased by $29 million during the current quarter compared to the prior year quarter. Interest expense decreased slightly due to lower debt levels during the current quarter compared to the prior year quarter. In the current quarter, the loss from restricted investments included unrealizes losses on equity securities of $30 million due to new accounting guidance that was effective as of October 1, 2018. See Note E of the Notes to Condensed Consolidated Financial Statements for more information on the restricted investments.

	Three months ended December 31
(In millions)	2018	2017	Change
Other net periodic benefit income	$18	$—	$18

Other net periodic benefit income during the current quarter related to the curtailment gain from the settlement of a non-U.S. pension plan.

	Three months ended December 31
(In millions)	2018	2017	Change
Net loss on divestitures	$3	$1	$2

The activity in the current year quarter related to the impairment of an investment, while activity in the prior year quarter primarily related to post-closing adjustments for certain divestitures.

	Three months ended December 31
(In millions)	2018	2017	Change
Income tax expense	$24	$10	$14
Effective tax rate	51%	45%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 51% for the three months ended December 31, 2018 and was primarily impacted by income mix, certain nondeductible restructuring costs as well as $30 million from unfavorable tax discrete items including the final assessment of the Tax Act and other items.

The overall effective tax rate was 45% for the three months ended December 31, 2017 and was primarily impacted by the current quarter income mix and net unfavorable tax discrete adjustments of $16 million related to the enactment of the Tax Act.

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

The effective tax rate during the three months ended December 31, 2018 and 2017 was significantly impacted by the following tax specific key items:

•

Deferred tax rate changes – Includes the impact from the remeasurement of Ashland’s domestic deferred tax balances resulting from the enactment of the Tax Act as well as the impact from deferred rate changes for other jurisdictions;

•	One-time transition tax – Includes the impact from the one-time transition tax resulting from the enactment of the Tax Act;
•	Restructuring and separation activity – Includes the impact from company-wide cost reduction programs; and
•

Other tax reform – Includes the impact from other items related to the Tax Act and other tax law changes. These adjustments include the impact from the deductibility of compensation items and miscellaneous state tax items.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2018	2017
Loss from continuing operations before income taxes	$(47)	$(22)
Key items (pre-tax) (a)	60	25
Adjusted income from continuing operations
before income taxes	$13	$3

Income tax expense (benefit)	$24	$10
Income tax rate adjustments:
Tax effect of key items	8	7
Tax specific key items: (b)
Deferred tax rate changes	(2)	126
One-time transition tax	(22)	(142)
Restructuring and separation activity	(1)	—
Other tax reform	(3)	—
Total income tax rate adjustments	(20)	(9)
Adjusted income tax expense	$4	$1

Effective tax rate, excluding key items (Non-GAAP) (c)	29%	41%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this Management, Discussion and Analysis for a summary of the key items, before tax.
(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this Management Discussion and Analysis.
(c)	Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2018	2017	Change
Income (loss) from discontinued operation (net of taxes)
Composites/Marl facility	$25	$25	$—
Valvoline	—	3	(3)
Water Technologies	(1)	—	(1)
Distribution	(1)	—	(1)
	$23	$28	$(5)

As a result of the expected divestiture of the Composites segment and Marl facility, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this expected divestiture. In the current quarter, the sales and pre-tax operating income included in discontinued operations were $275 million and $36 million, respectively. In the prior year quarter, the sales and pre-tax operating income included in discontinued operations were $261 million and $34 million, respectively.

The activity within discontinued operations for Valvoline during the prior year quarter was primarily related to adjustments in conjunction with a Tax Matters Agreement established at the time of Valvoline’s separation from Ashland.

The activity related to Water Technologies and Distribution during the current quarter was related to post-closing adjustments.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the three months ended December 31, 2018 and 2017.

	Three months ended December 31
(In millions)	2018	2017	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$(31)	$3	$(34)
Pension and postretirement obligation adjustment	(6)	—	(6)
Net change in available-for-sale securities	—	8	(8)
	$(37)	$11	$(48)

Total other comprehensive income, net of tax, for the current quarter decreased $48 million compared to the prior year quarter as a result of the following components:

•

For the three months ended December 31, 2018, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $31 million compared to a gain of $3 million for the three months ended December 31, 2017. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

For the three months ended December 31, 2018, the pension and postretirement obligation adjustment included $6 million of prior service costs recognized within other comprehensive income (loss) due to pension plan remeasurements.

•

The net change in available-for-sale securities related to restricted investments amounted to gains of $8 million during the three months ended December 31, 2017. Due to the adoption of new accounting guidance in the current quarter, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than AOCI. See Notes A and E of the Notes to Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s operations are managed within the following two reportable segments: Specialty Ingredients and Intermediates and Solvents.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities and other costs or adjustments that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

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

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Sales
Specialty Ingredients	$553	$550
Intermediates and Solvents	23	31
	$576	$581
Operating income (loss)
Specialty Ingredients	$26	$42
Intermediates and Solvents	—	3
Unallocated and other	(33)	(40)
	$(7)	$5
Depreciation and amortization
Specialty Ingredients	$77	$62
Intermediates and Solvents	3	4
Unallocated and other	1	4
	$81	$70
Operating information
Specialty Ingredients
Sales per shipping day	$8.9	$9.0
Metric tons sold (thousands)	72.8	73.0
Gross profit as a percent of sales (a)	27.1%	31.5%
Intermediates and Solvents
Sales per shipping day	$0.4	$0.5
Metric tons sold (thousands)	6.8	10.5
Gross profit as a percent of sales (a)	10.0%	18.4%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.

Sales by region expressed as a percentage of reportable segment sales for the three months ended December 31, 2018 and 2017 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended December 31, 2018
	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents
North America	40%	50%
Europe	31%	21%
Asia Pacific	21%	26%
Latin America & other	8%	3%
	100%	100%

	Three months ended December 31, 2017
	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents
North America	41%	43%
Europe	30%	24%
Asia Pacific	19%	27%
Latin America & other	10%	6%
	100%	100%

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

December 2018 quarter compared to December 2017 quarter

Specialty Ingredients’ sales increased $3 million to $553 million in the current quarter.  Improved product pricing increased sales by $8 million, while mix increased sales by $3 million.  These increases were partially offset by a decrease of $8 million due to unfavorable foreign currency exchange.

Gross profit during the current quarter decreased $24 million compared to the prior year quarter. The net impact of pricing and costs decreased gross profit by $22 million, which included a $26 million net impact from the following key items during the current and prior year quarters:

•	$27 million of restructuring costs related to the planned closure of a manufacturing facility during the current quarter (which included $19 million of accelerated depreciation and amortization); and
•	$1 million of severance and other restructuring costs related to the closure of a manufacturing facility during the prior year quarter.

Additionally, unfavorable foreign currency exchange decreased gross profit by $4 million. These decreases were partially offset by an increase of $2 million due to the combined impact of volume and mix. In total, gross profit margin during the current quarter decreased 4.4 percentage points as compared to the prior year quarter to 27.1%.

Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $7 million compared to the prior year quarter, primarily related to the company-wide cost reduction program as well as a favorable foreign currency exchange.  Equity and other income increased $1 million compared to the prior year quarter.

Operating income totaled $26 million for the current quarter compared to $42 million in the prior year quarter. Current quarter EBITDA decreased $18 million to $84 million, while Adjusted EBITDA increased $7 million to $112 million. Adjusted EBITDA margin increased 1.2 percentage points in the current quarter to 20.3%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation for the three months ended December 31, 2018 and 2017 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items during the current quarter related to $28 million of restructuring costs associated with the planned closure of a manufacturing facility (which included $19 million of accelerated depreciation).  The key items within the prior year quarter related to $2 million of accelerated depreciation for the termination of a contract at a manufacturing facility and $1 million of severance and other restructuring costs for the closure of a manufacturing plant.

	Three months ended
	December 31
(In millions)	2018	2017
Operating income	$26	$42
Depreciation and amortization (a)	58	60
EBITDA	84	102
Accelerated depreciation	19	2
Severance and other restructuring costs	9	1
Adjusted EBITDA	$112	$105

(a)	Excludes $19 million and $2 million of accelerated depreciation for the three months ended December 31, 2018 and 2017, respectively.

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

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Marl facility. As a result, the financial information for Intermediates and Solvents excludes the activity from the Marl facility due to the expected divestiture and has been restated in prior periods.

December 2018 quarter compared to December 2017 quarter

Intermediates and Solvents’ sales decreased $8 million to $23 million in the current quarter. Volume decreased sales by $9 million, while unfavorable foreign currency exchange decreased sales by $1 million. These decreases were partially offset by an increase of $2 million due to improved product pricing.

Gross profit decreased $3 million during the current quarter compared to the prior year quarter primarily due to the planned manufacturing facility shutdown. Gross profit margin decreased 8.4 percentage points as compared to the prior year quarter to 10.0%.

Selling, general and administrative expenses remained consisted with the prior year quarter.

Operating income was zero in the current quarter compared to $3 million in the prior year quarter. EBITDA decreased $4 million to $3 million in the current quarter, while EBITDA margin decreased 9.6 percentage points in the current quarter to 13.0%.

EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2018 and 2017 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended
	December 31
(In millions)	2018	2017
Operating income	$—	$3
Depreciation and amortization	3	4
EBITDA	$3	$7

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Restructuring activities	$(29)	$(25)
Environmental expenses	(2)	(13)
Other expense	(2)	(2)
Total expense	$(33)	$(40)

December 2018 quarter compared to December 2017 quarter

Unallocated and other recorded expense of $33 million and $40 million for the three months ended December 31, 2018 and 2017, respectively. The current and prior year quarters included charges for restructuring activities of $29 million and $25 million, respectively, which were comprised of the following items:

•	$17 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current quarter;
•

$12 million and $14 million of stranded divestiture costs during the current and prior year quarters, respectively, primarily related to the planned divestiture of the Composites segment and Marl facility;

•	$6 million of costs related to the separation of Valvoline during the prior year quarter;
•	$4 million of accelerated depreciation related to the planned closure of an office building during the prior year quarter; and
•	$1 million of integration costs related to the acquisition of Pharmachem during the prior year quarter.

FINANCIAL POSITION

Liquidity

Ashland had $149 million in cash and cash equivalents as of December 31, 2018, of which $138 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Cash provided (used) by:
Operating activities from continuing operations	$(9)	$(31)
Investing activities from continuing operations	(24)	(21)
Financing activities from continuing operations	(50)	99
Discontinued operations	(60)	(12)
Effect of currency exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash and cash equivalents	$(145)	$35

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Cash flows provided (used) by operating activities from continuing operations
Net loss	$(48)	$(4)
Income from discontinued operations (net of income taxes)	(23)	(28)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	81	70
Original issue discount and debt issuance costs amortization	2	2
Deferred income taxes	3	8
Stock based compensation expense	7	7
Loss (income) from restricted investments	28	(3)
Excess tax benefit on stock based compensation	1	1
Net loss on divestitures	3	1
Pension contributions	(1)	(2)
Gain on pension and other postretirement plan remeasurements	(18)	—
Change in operating assets and liabilities (a)	(44)	(83)
Total cash flows used by operating activities from continuing operations	$(9)	$(31)

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows provided from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to cash outflows of $(9) million and $(31) million in the current and prior year quarters, respectively.

Operating Activities – Operating Assets and Liabilities

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

Changes in net working capital accounted for outflows of $47 million and $75 million for the three months ended December 31, 2018 and 2017, respectively, and were driven by the following:

•

Accounts receivable – There were cash inflows of $76 million and $36 million during the current and prior year quarters, respectively, which were primarily due to collections in excess of sales during the first quarter of each fiscal year.

•

Inventory – There were cash outflows of $21 million and $23 million during the current and prior year quarters, respectively, which were primarily driven by sales volumes and inventory management strategies.

•	Trade and other payables – There were cash outflows of $102 million and $88 million during the current and prior year quarters, respectively, and primarily related to the timing of certain payments.

The remaining changes to operating assets and liabilities resulted in an inflow of $3 million and an outflow of $8 million in the current and prior year quarters, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current quarter included a loss from continuing operations of $71 million. Additionally, the current quarter included non-cash adjustments of $81 million for depreciation and amortization, $28 million for the loss on restricted investments and $18 million for the gain on pension and other postretirement plan remeasurements.

Operating cash flows for the prior year quarter included a loss from continuing operations of $31 million. Additionally, the prior year quarter included a non-cash adjustment of $70 million for depreciation and amortization.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(33)	$(21)
Proceeds from disposal of property, plant and equipment	4	1
Proceeds from sales of operations	—	1
Net purchase of funds restricted for specific transactions	(2)	(5)
Reimbursement from restricted investments	8	5
Proceeds from sales of securities	—	5
Purchase of securities	—	(5)
Proceeds from the settlement of derivative instruments	1	—
Payments for the settlement of derivative instruments	(2)	(2)
Total cash flows used by investing activities from continuing operations	$(24)	$(21)

Cash used by investing activities was $24 million and $21 million for the current and prior year quarters, respectively. The significant cash investing activities for the current quarter primarily related to cash outflows of $33 million for property additions compared to $21 million in the prior year quarter. Additionally, there were reimbursements from the restricted renewable annual asbestos trust of $8 million during the current quarter compared to $5 million in the prior year quarter.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	(1)	(2)
Proceeds from (repayment of) short-term debt	(26)	120
Cash dividends paid	(16)	(14)
Stock based compensation employee withholding taxes paid in cash	(7)	(5)
Total cash flows provided (used) by financing activities from continuing operations	$(50)	$99

Cash flows (used) provided by financing activities resulted in an outflow $50 million for the current quarter as compared to a cash inflow of $99 million for the prior year quarter.

Significant cash financing activities for the current quarter included short-term cash outflows of $26 million, primarily related to repayments of the 2017 Revolving Credit Facility. The current quarter included cash dividends paid of $0.25 per share, for a total of $16 million.

Significant cash financing activities for the prior year quarter included short-term debt net cash inflows of $120 million related to debt outstanding on the 2017 Revolving Credit Facility and the accounts receivable securitization. The prior year quarter included cash dividends paid of $0.225 per share, for a total of $14 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2018 and 2017.

	Three months ended
	December 31
(In millions)	2018	2017
Cash provided (used) by discontinued operations
Operating cash flows	$(58)	$(9)
Investing cash flows	(2)	(3)
Total cash used by discontinued operations	$(60)	$(12)

Cash flows for discontinued operations in the current quarter included cash outflows of $44 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

Cash flows for discontinued operations in the prior year quarter included cash outflows of $5 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed quarters. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2018	2017
Total cash flows used by operating activities from continuing operations	$(9)	$(31)
Adjustments:
Additions to property, plant and equipment	(33)	(21)
Free cash flows (a)	$(42)	$(52)

(a)	Includes $19 million and $23 million of restructuring payments for the three months ended December 31, 2018 and 2017, respectively.

Working capital (current assets minus current liabilities, excluding current assets and current liabilities held for sale and long-term debt due within one year) amounted to $526 million and $570 million as of December 31, 2018 and September 30, 2018, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 78% and 89% of current liabilities (excluding current liabilities held for sale) as of December 31, 2018 and September 30, 2018, respectively.

The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2018 and September 30, 2018.

(In millions)	December 31 2018	September 30 2018
Cash and investment securities
Cash and cash equivalents	$149	$294

Unused borrowing capacity
Revolving credit facility	$752	$725
Accounts receivable securitizations	41	29

The borrowing capacity remaining under the $800 million revolving credit facility was $752 million due to a reduction of $48 million for letters of credit outstanding at December 31, 2018. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facilities, was $942 million at December 31, 2018, compared to $1,048 million at September 30, 2018.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2018 and September 30, 2018.

(In millions)	December 31 2018	September 30 2018
Short-term debt (includes current portion of long-term debt)	$229	$254
Long-term debt (less current portion and debt issuance cost discounts) (a)	2,275	2,275
Total debt	$2,504	$2,529

(a)	Includes $20 million and $21 million of debt issuance cost discounts as of December 31, 2018 and September 30, 2018, respectively.

The current portion of long-term debt was $11 million at December 31, 2018. Debt as a percent of capital employed was 43% at both December 31, 2018 and September 30, 2018. At December 31, 2018, Ashland’s total debt had an outstanding principal balance of $2,573 million, discounts of $49 million, and debt issuance costs of $20 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $10 million remaining in 2019, $6 million in 2020, $13 million in 2021, $1,279 million in 2022 and $6 million in 2023.

Ashland credit ratings

Ashland’s corporate credit rating with Standard & Poor’s is BB, while Moody’s Investor Services is Ba2. Moody’s Investor Services and Standard & Poor's outlooks both remained at stable. Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2017 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2018, Ashland is in compliance with all debt agreement covenant restrictions under the 2017 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2017 Credit Agreement is 4.5. The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page 36. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2018, Ashland’s calculation of the consolidated net leverage ratio was 3.5.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement is 3.0. The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2018, Ashland’s calculation of the consolidated interest coverage ratio was 5.5.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 0.8x effect on the consolidated interest coverage ratio. The average change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.1x.

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

Total equity

Total equity decreased $101 million since September 30, 2018 to $3,305 million at December 31, 2018. The decrease of $101 million was due to a net loss of $48 million, deferred translation losses of $31 million, cash dividends of $16 million and $6 million related to the pension and other postretirement obligation adjustment.

Stock repurchase program

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of December 31, 2018, $1 billion remained available for repurchase under this authorization.

Stockholder dividends

In May 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share, or $16 million, to eligible stockholders at record, which was paid for quarterly dividends in the first quarter of fiscal 2019 and the third and fourth quarters of fiscal 2018. This represented an increase from the previous quarterly cash dividend of 22.5 cents per share which was paid for quarterly dividends in the first and second quarters of fiscal 2018.

Capital expenditures

Capital expenditures were $33 million for the three months ended December 31, 2018 compared to $21 million for the three months ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2018.

OUTLOOK

Fiscal Year 2019

Ashland updated its financial outlook for fiscal 2019 as shown in the table below.

FY 2019 Outlook
Adjusted EBITDA
Specialty Ingredients	$610 - $635 million
Intermediates & Solvents	$20 - $30 million
Unallocated and other	($50 - $60) million

Key Operating Metrics
Adjusted diluted EPS	$3.10 - $3.40
Free cash flow*	~ $175 million

Corporate Items
Depreciation & amortization	~260 million
Interest expense	$85 - $95 million
Effective tax rate	14% - 16%
Capital expenditures	~ $160 million
Diluted share count	~ 64 million

* These figures include approximately $40 million of separation and restructuring-related payments.

For the second quarter of fiscal 2019, Ashland expects adjusted diluted earnings per share in the range of $0.80-$0.90. This estimate assumes an effective tax rate of 15% percent for the second quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2018 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2018, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2018, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

(c) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and ISP, through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOC, in June 2012 the CPG voluntarily entered into another AOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The USEPA has released the FFS Record of Decision for the lower 8 miles and recently reached an agreement with another chemical company to conduct and pay for the remedial design. This chemical company has sued Ashland, ISP and numerous other defendants to recover past and future costs pursuant to the CERCLA. Ashland, ISP and numerous other defendants have filed a Motion to Dismiss all of the claims. Ashland and ISP are participating in an USEPA allocation process. The release of the FFS Record of Decision, the current allocations proceedings and the lawsuit are not expected to be material to Ashland.

(d) Freetown, MA Resource Conservation and Recovery Act (RCRA) Matter - On September 27, 2018, the USEPA issued a Complaint, Compliance Order and Opportunity for Hearing to ISP Freetown Fine Chemicals, Inc.’s facility in Assonet, Massachusetts alleging various violations of the RCRA relating to certain distillation tanks at the facility and seeking a penalty of $203,792. Ashland disputes USEPA’s stated interpretation of the RCRA regulations and their applicability to these tanks. While this matter could result in a penalty from USEPA in excess of $100,000, the potential penalty is not expected to be material to Ashland.

For additional information regarding environmental matters and reserves, see Note K of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2018. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2018.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended December 31, 2018.

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2018 to October 31, 2018	—	$—	—	$1,000
November 1, 2018 to November 30, 2018	10,443 (b)	80.32	—	1,000
December 1, 2018 to December 31, 2018	—	—	—	1,000
Total	10,443		—	$1,000

(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. The Company's stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of December 31, 2018, $1 billion remains available for repurchase under this authorization.

(b)	Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6. EXHIBITS

(a) Exhibits

2.1

Stock and Asset Purchase Agreement, dated November 14, 2018, between Ashland Global Holdings Inc. and INEOS Enterprises Holdings Limited (pursuant to Item 601(b)(2) of Regulation S-K, exhibits, schedules and certain annexes to the Stock and Asset Purchase Agreement have been omitted; exhibits, schedules and annexes will be supplementally provided to the SEC upon request) (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on November 20, 2018 (SEC File No. 333-211719), and incorporated herein by reference.)

10.1

Agreement, dated January 22, 2019, by and amount Ashland Global Holdings Inc., Cruiser Capital Advisors, LLC, Keith M. Rosenbloom, Cruiser Capital Master Fund LP, Metamorphosis IV LLC, William H. Joyce, Metamorphosis Master Fund LP, Cruiser Capital Metamorphosis Advisors, LLC, Cruiser Capital, LLC, Cruiser Capital, Ltd., the William H. Joyce Revocable Trust and the Joyce Family Irrevocable Trust (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 22, 2019 (SEC File No. 333-211719), and incorporated herein by reference.)

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018; (iii) Statements of Consolidated Equity at December 31, 2018; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2018 and December 31, 2017; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
February 6, 2019	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)