Form 10-Q
period 2019-06-30
ASHLAND GLOBAL HOLDINGS INC
filed 2019-07-31
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑

At June 30, 2019, there were 60,522,411 shares of Registrant’s Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ASH	New York Stock Exchange

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2019	2018	2019	2018
Sales	$641	$668	$1,884	$1,922
Cost of sales	434	439	1,327	1,290
Gross profit	207	229	557	632

Selling, general and administrative expense	150	181	429	481
Research and development expense	17	18	51	55
Equity and other income	3	—	3	2
Operating income	43	30	80	98

Net interest and other expense	21	28	73	78
Other net periodic benefit income	—	—	17	1
Net income (loss) on divestitures	—	(2)	(3)	(3)
Income from continuing operations before income taxes	22	—	21	18
Income tax expense (benefit)	(1)	(11)	24	(3)
Income (loss) from continuing operations	23	11	(3)	21
Income from discontinued operations (net of income taxes)	43	25	97	83
Net income	$66	$36	$94	$104

PER SHARE DATA
Basic earnings per share - Note L
Income (loss) from continuing operations	$0.38	$0.18	$(0.05)	$0.33
Income from discontinued operations	0.68	0.39	1.55	1.34
Net income	$1.06	$0.57	$1.50	$1.67

Diluted earnings per share - Note L
Income (loss) from continuing operations	$0.37	$0.18	$(0.05)	$0.32
Income from discontinued operations	0.68	0.38	1.55	1.32
Net income	$1.05	$0.56	$1.50	$1.64

COMPREHENSIVE INCOME (LOSS)
Net income	$66	$36	$94	$104
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	3	(140)	(37)	(82)
Pension and postretirement obligation adjustment	—	—	(6)	—
Net change in investment securities	—	2	—	4
Other comprehensive income (loss)	3	(138)	(43)	(78)
Comprehensive income (loss)	$69	$(102)	$51	$26

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30, 2019	September 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$132	$294
Accounts receivable (a)	507	522
Inventories - Note F	595	596
Other assets	47	60
Held for sale - Note B	756	240
Total current assets	2,037	1,712
Noncurrent assets
Property, plant and equipment
Cost	3,196	3,172
Accumulated depreciation	1,616	1,526
Net property, plant and equipment	1,580	1,646
Goodwill - Note G	2,285	2,304
Intangibles - Note G	1,118	1,185
Restricted investments - Note E	310	312
Asbestos insurance receivable - Note K	161	179
Deferred income taxes	28	28
Other assets	406	416
Held for sale - Note B	—	477
Total noncurrent assets	5,888	6,547
Total assets	$7,925	$8,259

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$332	$254
Trade and other payables	275	331
Accrued expenses and other liabilities	241	328
Held for sale - Note B	159	163
Total current liabilities	1,007	1,076
Noncurrent liabilities
Long-term debt - Note H	2,275	2,275
Asbestos litigation reserve - Note K	576	612
Deferred income taxes	284	286
Employee benefit obligations - Note J	147	156
Other liabilities	419	422
Held for sale - Note B	—	26
Total noncurrent liabilities	3,701	3,777
Commitments and contingencies - Note K
Stockholders’ equity - Note M	3,217	3,406

Total liabilities and stockholders' equity	$7,925	$8,259

(a)	Accounts receivable includes an allowance for doubtful accounts of $3 million at both June 30, 2019 and September 30, 2018.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2018	$1	$946	$2,750	$(291)		$3,406
Adoption of new accounting pronouncements (b)			34	(34)		—
Total comprehensive income (loss)
Net income (loss)			94			94
Other comprehensive income (loss)				(43)		(43)
Regular dividends, $0.775 per common share			(48)			(48)
Common shares issued under stock incentive and other plans (c)		8				8
Repurchase of common stock (d)		(200)				(200)
BALANCE AT JUNE 30, 2019	$1	$754	$2,830	$(368)		$3,217

(a)

At June 30, 2019 and September 30, 2018, the after-tax accumulated other comprehensive loss attributable to Ashland of $367 million and $291 million, respectively, was each comprised of net unrealized translation losses of $365 million and $328 million, respectively, net unrealized gains on investment securities of zero and $34 million, respectively, and unrecognized prior service costs as a result of certain employee benefit plan amendments of $3 million and unrecognized prior services credits of $3 million, respectively.

(b)

Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and the tax effects of intercompany transfers during fiscal 2019. See Note A for more information.

(c)	Common shares issued were 281,077 for the nine months ended June 30, 2019.
(d)	Common shares repurchased were 2,236,546 for the nine months ended June 30, 2019.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2019	2018
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income	$94	$104
Income from discontinued operations (net of taxes)	(97)	(83)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	225	209
Original issue discount and debt issuance costs amortization	6	6
Deferred income taxes	1	(3)
Distributions from equity affiliates	—	1
Stock based compensation expense	17	20
Loss (income) from restricted investments	(10)	(10)
Excess tax benefit on stock based compensation	3	4
Impairments	8	—
Pension contributions	(4)	(8)
Gain on pension and other postretirement plan remeasurements	(18)	—
Change in operating assets and liabilities (a)	(132)	(147)
Total cash flows provided by operating activities from continuing operations	93	93
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(103)	(87)
Proceeds from disposal of property, plant and equipment	4	1
Purchase of operations	(2)	(11)
Proceeds from sales of operations	—	1
Life insurance payments	—	(37)
Net purchase of funds restricted for specific transactions	(2)	(10)
Reimbursement from restricted investments	25	25
Proceeds from sales of securities	156	17
Purchase of securities	(156)	(17)
Proceeds from the settlement of derivative instruments	4	1
Payments for the settlement of derivative instruments	(2)	(3)
Total cash flows used by investing activities from continuing operations	(76)	(120)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
FROM CONTINUING OPERATIONS
Repayment of long-term debt	(10)	(135)
Proceeds from (repayment of) short-term debt	83	(158)
Debt issuance costs	—	(1)
Cash dividends paid	(48)	(44)
Repurchase of common stock	(200)	—
Stock based compensation employee withholding taxes paid in cash	(8)	(8)
Total cash flows used by financing activities from continuing operations	(183)	(346)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(166)	(373)
Cash provided (used) by discontinued operations
Operating cash flows	—	2
Investing cash flows	6	(15)
Total cash provided (used) by discontinued operations	6	(13)
Effect of currency exchange rate changes on cash and cash equivalents	(2)	2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(162)	(384)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	294	566
CASH AND CASH EQUIVALENTS - END OF PERIOD	$132	$182

(a)	Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Additionally, certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation, as further described in this section. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc.’s (Ashland or the Company) Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Results of operations for the period ended June 30, 2019 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2018, the FASB amended this guidance to give entities the option to apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Ashland will utilize this transition method upon adopting the guidance. Ashland will also elect the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As Ashland will not reassess such conclusions, Ashland does not plan to adopt the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended, terminated or whether a purchase option will be exercised.

Ashland’s implementation team is continuing to identify leases, determine policy elections, gather data, implement changes to business processes and controls, and quantifying the impact that this guidance will have within its Condensed Consolidated Financial Statements.

Other accounting pronouncements

In January 2016, the FASB issued accounting guidance related to the recognition and measurement as well as the presentation and disclosures for certain financial instruments. Most notably, the guidance requires entities to measure equity investments at fair value and to recognize any changes in fair value in net income rather than accumulated other comprehensive income (AOCI). The guidance became effective for Ashland on October 1, 2018 and resulted in Ashland recording a cumulative-effect adjustment to reclassify net after-tax unrealized gains of $34 million on its equity securities from AOCI to retained earnings. In the current period, the adoption of this guidance resulted in a significant impact to net income as Ashland recognized investment gains of $6 million and $3 million for the three and nine months ended June 30, 2019, respectively, within the net interest and other expense caption on the Statement of Consolidated Comprehensive Income (Loss). The impact of this new guidance could continue to have a material impact on Ashland’s Statements of Consolidated Comprehensive Income (Loss) in prospective periods depending on the fluctuations of unrealized gains and losses within the investment securities portfolio. For current and future periods, the changes in fair value of the equity securities will no longer be classified within other comprehensive income under the new guidance. For further information on Ashland’s equity securities, see Note E.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – DIVESTITURES

Composites and Marl facility

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents Marl facility to INEOS Enterprises (INEOS) in a transaction valued at $1.1 billion. Ashland will retain the remaining Intermediates and Solvents facility in Lima, Ohio primarily for its own internal business use.

On July 1, 2019 an amendment was signed to exclude certain assets and liabilities related to Ashland’s maleic anhydride business (Maleic business). Under the amendment, Ashland agreed to continue to operate the Maleic business and use commercially reasonable efforts to sell the Maleic business to another purchaser. In connection with any Maleic sale within 18 months of the closing of the Composites and Marl facility sale, excluding Maleic, INEOS will be entitled to the net proceeds, after deduction of the reasonable costs incurred by Ashland; provided that INEOS shall receive no less than $35 million. If Ashland is unable to sell the Maleic business within 18 months of the closing of the Composites and Marl facility sale, excluding Maleic, Ashland has agreed to reimburse $35 million to INEOS.

In late July, Ashland and INEOS agreed to certain additional changes to the sale agreement subject to approval by and reflecting continued discussions with the US Federal Trade Commission. As part of the proposed changes, the purchase price has been adjusted to $1.015 billion while Ashland retains the right to the Maleic business, including the retention of any subsequent sale proceeds. The company anticipates that remaining regulatory approvals will be received shortly.

Ashland currently expects net proceeds from the sale of Composites and Marl facility to total approximately $0.9 billion and anticipates that the proceeds will be primarily used to reduce outstanding debt and other corporate purposes.

The sale of Composites and Marl facility, excluding Maleic, is expected to close by late summer, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes. Upon the closing of this transaction, Ashland currently expects to recognize a pre-tax gain in excess of $400 million within the Statements of Consolidated Comprehensive Income (Loss).

Since this transaction represents a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility, including Maleic, have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C for the results of operations for Composites and the Marl facility, including Maleic, for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $10 million and $12 million during the three months ended June 30, 2019 and 2018, respectively, and $33 million and $35 million during the nine months ended June 30, 2019 and 2018, respectively. Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other corporate assets

Ashland is currently in the process of pursuing options to divest several corporate assets, primarily related to land and buildings, that are expected to close within the next 12 months. The net property, plant and equipment value related to these sites was $6 million at June 30, 2019 and $9 million at September 30, 2018. During the nine months ended June 30, 2019, a $5 million impairment charge was recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) for one of these corporate assets.

Held for sale classification

The assets and liabilities of Composites and the Marl facility, including Maleic, along with other corporate asset divestitures for current and prior periods have been reflected as assets and liabilities held for sale. As a result, in accordance with U.S. GAAP standards, depreciation and amortization are no longer being recorded within the Statements of Consolidated Comprehensive Income (Loss) and the Condensed Consolidated Balance Sheets. These assets and liabilities are comprised of the following components:

	June 30	September 30
(In millions)	2019	2018
Accounts receivable, net (a)	$168	$159
Inventories	71	67
Net property, plant and equipment	269	—
Goodwill	144	—
Intangibles	38	—
Deferred income taxes	7	—
Other assets	59	14
Current assets held for sale	$756	$240

Net property, plant and equipment	$—	$254
Goodwill	—	144
Intangibles	—	40
Deferred income taxes	—	7
Other assets	—	32
Noncurrent assets held for sale	$—	$477

Trade and other payables	$123	$152
Employee benefit obligations	23	—
Accrued expenses and other liabilities	11	11
Other liabilities	2	—
Current liabilities held for sale	$159	$163

Employee benefit obligations	—	23
Other liabilities	—	3
Noncurrent liabilities held for sale	$—	$26

(a)	Accounts receivable included an allowance for doubtful accounts of $3 million at both June 30, 2019 and September 30, 2018.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously described in Note B, Ashland announced that it had signed a definitive agreement on November 15, 2018 to sell its Composites segment and Intermediates and Solvents Marl facility, including Maleic. Ashland determined that this expected divestiture qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and had a major effect on Ashland's operations and financial results. Accordingly, the operating results and cash flows for Composites and the Marl facility have been classified as discontinued operations within the Condensed Consolidated Financial Statements for all periods presented.

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

During the three and nine months ended June 30, 2019, a $28 million pre-tax gain was recorded upon the completion of a property sale directly relating to Ashland’s Distribution segment sold in 2011.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$24	$25	$77	$74
Valvoline	—	(7)	1	1
Asbestos-related litigation	—	9	—	12
Water Technologies	—	—	1	(1)
Distribution	19	(2)	18	(3)
	$43	$25	$97	$83

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three and nine months ended June 30, 2019 and 2018. Interest expense was allocated to discontinued operations based on Ashland’s mandatory debt prepayments upon the disposition of Composites and the Marl facility, including Maleic.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Income (loss) from discontinued operations attributable to Composites/Marl facility
Sales	$281	$303	$840	$865
Cost of sales	(215)	(242)	(648)	(703)
Selling, general and administrative expense	(20)	(22)	(61)	(55)
Research and development expense	(2)	(3)	(9)	(9)
Equity and other income	—	—	3	4
Pretax operating income of discontinued operations	44	36	125	102
Net interest and other expense	(6)	(5)	(18)	(15)
Pretax income of discontinued operations	38	31	107	87
Income tax expense	(14)	(6)	(30)	(13)
Income from discontinued operations	$24	$25	$77	$74

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

During the three and nine months ended June 30, 2019, these programs resulted in additional severance expense of $3 million and $7 million, respectively, which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). No charges were incurred for the three or nine months ended June 30, 2018. As of June 30, 2019, the severance reserve for the company-wide restructuring program was $14 million.

Facility costs

Ashland incurred zero and $8 million of lease abandonment charges during the three and nine months ended June 30, 2019, respectively, due to the exit from certain office facilities in conjunction with the company-wide cost reduction program. Charges of $8 million were incurred for the three or nine months ended June 30, 2018. The costs related to these reserves were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) and are paid over the remaining lease terms.  As of June 30, 2019, the reserve for facility costs was $8 million.

The following table details at June 30, 2019, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the nine months ended June 30, 2019. The severance and facility cost reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2019.

(In millions)	Severance costs	Facility costs	Total
Balance as of September 30, 2018	36	7	43
Restructuring reserve	7	8	15
Utilization (cash paid)	(29)	(7)	(36)
Balance as of June 30, 2019	$14	$8	22

Plant restructuring

During the nine months ended June 30, 2019, Specialty Ingredients committed to a cost reduction plan within an existing manufacturing facility.  As a result, Ashland incurred restructuring charges of zero and $47 million for the three and nine months ended June 30, 2019, respectively. These charges were recorded primarily within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) consisting of $38 million of accelerated depreciation and amortization, $5 million of severance and $4 million of plant closure costs during the nine months ended June 30, 2019.  As of June 30, 2019, there was a restructuring reserve of $1 million related to the $5 million of severance costs and $2 million related to the $4 million of plant closure costs.  The restructuring plan is expected to be completed during fiscal 2019.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2019.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$132	$132	$132	$—	$—
Restricted investments (a)	329	329	329	—	—
Deferred compensation investments (b)	168	168	—	168	—
Investment of captive insurance company	4	4	4	—	—
Foreign currency derivatives	3	3	—	3	—
Total assets at fair value	$636	$636	$465	$171	$—
Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—

(a) Included in restricted investments is $19 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.

(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2018.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$294	$294	$294	$—	$—
Restricted investments (a)	342	342	342	—	—
Deferred compensation investments (b)	165	165	—	165	—
Investment of captive insurance company	3	3	3	—	—
Foreign currency derivatives	11	11	—	11	—
Total assets at fair value	$815	$815	$639	$176	$—
Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—
(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other financing expense caption on the Statements of Consolidated Comprehensive Income (Loss). In prior periods, the unrealized gains and losses on the equity securities were reported within the stockholders' equity section of the Condensed Consolidated Balance Sheets as a component of AOCI, net of the related deferred income taxes. Due to the accounting guidance adopted in the current year, as discussed in Note A, the unrealized gains and losses are now recognized in net income and are recorded within the net interest and other expense (income) caption in the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of June 30, 2019 and September 30, 2018:

(In millions)	June 30 2019	September 30 2018
Original cost	$335	$335
Accumulated adjustments, net	(47)	(38)
Adjusted cost, beginning of year (a)	288	297
Investment income (b)	7	8
Net unrealized gain (c)	31	54
Realized gains (c)	26	6
Settlement funds	2	10
Disbursements	(25)	(33)
Fair value	$329	$342

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
(c)	Presented under the original cost method.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents gross unrealized gains and losses for the restricted investment securities as of June 30, 2019 and September 30, 2018:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2019
Demand deposit	$161	$—	$—	$161
Equity mutual fund	71	29	—	100
Corporate bond mutual fund	66	2	—	68
Fair value	$298	$31	$—	$329

As of September 30, 2018
Demand deposit	$20	$—	$—	$20
Equity mutual fund	148	59	—	207
Corporate bond mutual fund	120	—	(5)	115
Fair value	$288	$59	$(5)	$342

The unrealized gains and losses of $54 million, net of the related deferred income taxes of $20 million, as of September 30, 2018, were reclassified from AOCI to retained earnings within the Condensed Consolidated Balance Sheets due to the new accounting guidance adopted in the first quarter of fiscal year 2019.

The following table presents the investment income, net unrealized gains and losses, realized gains and disbursements related to the investments within the portfolio for the three and nine months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Investment income	$2	$2	$7	$6
Net unrealized gains (losses) (a)	6	4	3	6
Realized gains (b)	—	—	—	4
Disbursements	(5)	(7)	(25)	(25)

(a)

Ashland determined that all unrealized gains and losses were related to equity securities with readily determinable fair values. Due to the new accounting guidance adopted in the first quarter of fiscal year 2019, the net unrealized losses during the three and nine months ended June 30, 2019 were recorded within the net interest and other expense (income) caption in the Statements of Consolidated Comprehensive Income (Loss). In 2018 these net unrealized gains (losses) were in AOCI.

(b)	Relates only to the three and nine months ended June 30, 2018 prior to the adoption of the new accounting guidance for equity securities.

Deferred compensation investments

Deferred compensation investments consist of Level 2 measurements within the fair value hierarchy which are comprised primarily of a guaranteed interest fund, a common stock index fund and an intermediate investment grade bond fund. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). These investments generated gains of $2 million and $3 million during the three and nine months ended June 30, 2019, respectively, and $2 million and $6 million during the three and nine months ended June 30, 2018, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2019 and 2018 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Foreign currency derivative gains (losses)	$(4)	$(9)	$—	$(36)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2019 and September 30, 2018 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2019	2018
Foreign currency derivative assets	$3	$11
Notional contract values	254	1,209

Foreign currency derivative liabilities	$3	$3
Notional contract values	297	755

Other financial instruments

At June 30, 2019 and September 30, 2018, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $2,299 million and $2,307 million, respectively, compared to a fair value of $2,437 million and $2,372 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	June 30, 2019	September 30, 2018
Finished products	$374	$381
Raw materials, supplies and work in process	221	215
	$595	$596

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value. For its July 1, 2018 assessment, Ashland determined that its reporting units for the allocation of goodwill were its three reportable segments: Specialty Ingredients, Composites and Intermediates and Solvents. At that time, Ashland determined no additional impairment existed. Due to the expected divestiture of the Composites reporting unit, Ashland has two remaining reporting units as of June 30, 2019: Specialty Ingredients and Intermediates and Solvents. See Note B for more information on the expected divestiture.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2019.

	Specialty	Intermediates
(In millions)	Ingredients	and Solvents	(a)	Total
Balance at September 30, 2018	$2,304	$—		$2,304
Acquisitions	—	—		—
Currency translation	(19)	—		(19)
Balance at June 30, 2019	$2,285	$—		$2,285

(a)	As of June 30, 2019 and September 30, 2018, there was accumulated impairment of $90 million related to the Intermediates and Solvents reportable segment.

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

Intangible assets were comprised of the following as of June 30, 2019 and September 30, 2018.

	June 30, 2019
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(28)	$38
Intellectual property	719	(382)	337
Customer and supplier relationships	753	(288)	465
Total definite-lived intangibles	1,538	(698)	840

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,816	$(698)	$1,118

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(25)	$41
Intellectual property	721	(350)	371
Customer and supplier relationships	759	(264)	495
Total definite-lived intangibles	1,546	(639)	907

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,824	$(639)	$1,185

Amortization expense recognized on intangible assets was $22 million and $23 million for the three months ended June 30, 2019 and 2018, respectively, and $65 million and $69 million for the nine months ended June 30, 2019 and 2018, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $86 million in 2019 (includes nine months actual and three months estimated), $86 million in 2020, $85 million in 2021, $85 million in 2022 and $85 million in 2023. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2019	September 30, 2018
4.750% notes, due 2022	$1,083	$1,083
Term Loan B, due 2024	588	593
6.875% notes, due 2043	376	376
Term Loan A, due 2022	195	195
Accounts receivable securitizations	214	195
6.50% junior subordinated notes, due 2029	53	52
Revolving credit facility	90	25
Medium-term notes, due 2019, interest of 9.4%	—	5
Other (a)	8	5
Total debt	2,607	2,529
Short-term debt (includes current portion of long-term debt)	(332)	(254)
Long-term debt (less current portion)	$2,275	$2,275

(a)

Includes $18 million and $21 million of debt issuance cost discounts as of June 30, 2019 and September 30, 2018, respectively, in addition to a European short-term loan facility with an outstanding balance of $23 million at both June 30, 2019 and September 30, 2018.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $2 million remaining in 2019, $6 million in 2020, $14 million in 2021, $1,279 million in 2022 and $6 million in 2023.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available borrowing capacity

The borrowing capacity remaining under the Revolving Credit Facility was $661 million due to an outstanding balance of $90 million, as well as a reduction of $49 million for letters of credit outstanding at June 30, 2019. Ashland's total borrowing capacity at June 30, 2019 was $673 million, which included $12 million of available capacity from the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2019, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2017 Credit Agreement) is 4.5. At June 30, 2019, Ashland’s calculation of the consolidated net leverage ratio was 3.6.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0. At June 30, 2019, Ashland’s calculation of the interest coverage ratio was 5.6.

NOTE I – INCOME TAXES

Tax Law Changes

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. Through September 30, 2018 we recorded provisional amounts for certain enactment date effects of the Tax Act by applying the guidance in SAB 118 because we had not yet completed our enactment date accounting for these effects. During 2019, Ashland completed its internal accounting assessment for the tax effects of enactment of the Tax Act and recorded adjustments to provisional amounts previously recorded. Ashland’s final assessment resulted in net unfavorable tax adjustments of $24 million during the three months ended December 31, 2018 and an unfavorable $6 million during the three months ended June 30, 2019. These adjustments are primarily related to the one-time transition tax assessed on foreign cash and unremitted earnings. There could be additional guidance issued subsequent to December 31, 2018 that could impact our interpretation of the Tax Act and such changes could affect the amounts recorded. The impact, if any, of further transitional tax guidance that may be issued by the U.S. Treasury would be reflected in the Company’s provision for income tax in the period such guidance is effective.

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign tax effects

The one-time transition tax is based on Ashland's total post-1986 earnings and profits of foreign subsidiaries that were previously deferred from U.S. income taxes. Ashland finalized its assessment of the provisional amount previously recorded for this one-time transition tax liability which resulted in an unfavorable tax adjustment of $22 million during the three months ended December 31, 2018 and a $6 million unfavorable tax adjustment during the three months ended June 30, 2019. After these final adjustments, the total obligation for the one-time transition tax was $57 million as of June 30, 2019. No additional income taxes have been provided for any remaining undistributed foreign earnings or any additional outside basis difference, as these amounts continue to be indefinitely reinvested in foreign operations. Ashland determined that the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings calculations and additional outside basis difference is not practicable at this time.

Global Intangible Low-Taxed Income

Regarding new Global Intangible Low-Taxed Income (GILTI) tax rules, Ashland made an election to treat taxes due on future GILTI exclusions as a current period expense when incurred.

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a negative 5% for the three months ended June 30, 2019 and 114% for the nine months ended June 30, 2019. The current quarter tax rate was primarily impacted by income mix, as well as $2 million in net favorable tax discrete items including the favorable adjustment from the release of reserves related to unrecognized tax benefits and the unfavorable adjustment related to transaction tax and other items. The current nine month period was primarily impacted by the items referenced in the three-month period, as well as a net $17 million from unfavorable tax discrete items including the final assessment of the Tax Act and other items.

Prior fiscal year

The overall effective tax rate was not meaningful for the three months ended June 30, 2018 and a negative 17% for the nine months ended June 30, 2018. The quarter rate was primarily impacted by income mix and net favorable tax discrete adjustments of $5 million related to a state tax rate change and other items. The nine-month period was primarily impacted by the items referenced in the quarter, as well as a net $6 million from unfavorable tax discrete items including the assessment of the Tax Act, the tax rate change in a foreign country, and other items.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2019.

(In millions)
Balance at October 1, 2018	$164
Decreases related to positions taken on items from prior years	(3)
Increases related to positions taken in the current year	5
Lapse of statute of limitations	(8)
Balance at June 30, 2019	$158

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - EMPLOYEE BENEFIT PLANS

Plan contributions

For the nine months ended June 30, 2019, Ashland contributed $3 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. Ashland expects to make additional contributions of approximately $2 million to its non-U.S. plans during the remainder of 2019.

Plan remeasurement

Ashland settled a non-U.S. pension plan during the first quarter of fiscal 2019, which required the plan to be remeasured. This remeasurement resulted in a curtailment gain of $18 million.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2019	2018	2019	2018
Three months ended June 30
Service cost	$1	$2	$1	$1
Interest cost	2	3	—	—
Expected return on plan assets	(2)	(3)	—	—
Curtailment	—	—	—	—
Actuarial (gain) loss	—	—	—	—
Total net periodic benefit costs	$1	$2	$1	$1
Nine months ended June 30
Service cost	$4	$6	$1	$1
Interest cost	8	7	1	1
Expected return on plan assets	(8)	(9)	—	—
Curtailment	(18)	—	—	—
Actuarial gain	—	—	—	—
Total net periodic benefit costs (income)	$(14)	$4	$2	$2

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2019	2018	2018	2017	2016
Open claims - beginning of year	53	54	54	57	60
New claims filed	2	2	2	2	2
Claims settled	(1)	(1)	(1)	(1)	—
Claims dismissed	(1)	(2)	(2)	(4)	(5)
Open claims - end of period	53	53	53	54	57

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

During the most recent annual update of this estimate completed during the June 2019 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $1 million. Total reserves for asbestos claims were $360 million at June 30, 2019 compared to $380 million at September 30, 2018.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2019	2018	2018	2017	2016
Asbestos reserve - beginning of year	$380	$419	$419	$415	$409
Reserve adjustment	1	(8)	(8)	36	37
Amounts paid	(21)	(26)	(31)	(32)	(31)
Asbestos reserve - end of period (a)	$360	$385	$380	$419	$415

(a)	Includes $28 million and $30 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, respectively.

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

At June 30, 2019, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $130 million (excluding the Hercules receivable for asbestos claims) compared to $140 million at September 30, 2018. During the June 2019 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $5 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2019	2018	2018	2017	2016
Insurance receivable - beginning of year	$140	$155	$155	$151	$150
Receivable adjustment	(5)	(5)	(5)	15	16
Insurance settlement	—	—	—	(5)	(4)
Amounts collected	(5)	(8)	(10)	(6)	(11)
Insurance receivable - end of period (a)	$130	$142	$140	$155	$151

(a)	Includes $18 million and $15 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, respectively.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during the June 2019 quarter, it was determined that the liability for Hercules asbestos-related claims should be decreased by $10 million. Total reserves for asbestos claims were $257 million at June 30, 2019 compared to $282 million at September 30, 2018.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2019	2018	2018	2017	2016
Asbestos reserve - beginning of year	$282	$323	$323	$321	$311
Reserve adjustments	(10)	(19)	(19)	16	25
Amounts paid	(15)	(15)	(22)	(14)	(15)
Asbestos reserve - end of period (a)	$257	$289	$282	$323	$321

(a)	Included $13 million and $20 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018, respectively.

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

As of June 30, 2019, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $49 million. During the June 2019 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $5 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.
	Nine months ended
	June 30		Years ended September 30
(In millions)	2019	2018	2018	2017	2016
Insurance receivable - beginning of year	$54	$68	$68	$63	$56
Receivable adjustment	(5)	(14)	(14)	5	7
Insurance receivable - end of period	$49	$54	$54	$68	$63

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $550 million for the Ashland asbestos-related litigation (current reserve of $360 million) and approximately $390 million for the Hercules asbestos-related litigation (current reserve of $257 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At June 30, 2019, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 113 current and former operating facilities and about 1,225 service station properties, of which 30 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $192 million at June 30, 2019 compared to $187 million at September 30, 2018, of which $152 million at June 30, 2019 and $147 million at September 30, 2018 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Reserve - beginning of period	$187	$163
Disbursements	(23)	(26)
Revised obligation estimates and accretion	28	55
Reserve - end of period	$192	$192

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2019 and September 30, 2018, Ashland’s recorded receivable for these probable insurance recoveries was $13 million and $12 million, respectively, of which $12 million and $11 million, respectively, at June 30, 2019 and  September 30, 2018 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and nine months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Environmental expense	$21	$37	$27	$54
Accretion	—	—	1	1
Legal expense	2	1	5	4
Total expense	23	38	33	59

Insurance receivable	(1)	(1)	(2)	(2)
Total expense, net of receivable activity (a)	$22	$37	$31	$57

(a)

Net expense of $5 million and $7 million for the three and nine months ended June 30, 2019, respectively, and $3 million and $4 million for the three and nine months ended June 30, 2018, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $450 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2019 and September 30, 2018. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2019 and September 30, 2018.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million and 0.7 million at June 30, 2019 and 2018, respectively. Earnings per share is reported under the treasury stock method.
	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2019	2018	2019	2018
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$23	$11	$(3)	$21
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	61	63	63	63
Share based awards convertible to common shares (a)	1	1	—	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	62	64	63	64
EPS from continuing operations
Basic	$0.38	$0.18	$(0.05)	$0.33
Diluted	0.37	0.18	(0.05)	0.32

(a)

As a result of the loss from continuing operations attributable to Ashland during the nine months ended June 30, 2019, the effect of the share-based awards convertible to common shares would be antidilutive. In accordance with U.S. GAAP, these shares have been excluded from the diluted EPS calculation.

NOTE M – EQUITY ITEMS

Stock repurchase programs

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the 2015 stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of June 30, 2019, $800 million remained available for repurchase under this authorization.

2019 stock repurchase program agreements

In May 2019, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2019 ASR Agreement). Under the 2019 ASR Agreement, Ashland paid an initial purchase price of $200 million and received an initial delivery of 2.2 million shares of common stock during May 2019. The 2019 ASR Agreement is scheduled to terminate no later than August 2019 but may be terminated early in certain circumstances, in whole or in part.

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders of record, which was paid in the third quarter of fiscal 2019. This dividend represented a 10% increase over the previous quarters’ dividend. Dividends of 25 cents per share were paid in the first and second quarter of fiscal 2019 and the third and fourth quarters of fiscal 2018. These dividends represented an 11% increase over the previous quarterly cash dividend of 22.5 cents per share paid in the first and second quarters of fiscal 2018.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2019			2018
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$3	$—	$3	$(140)	$—	$(140)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service costs	—	—	—	—	—	—
Net change in investment securities:
Unrealized gains during periods (a)	—	—	—	4	(2)	2
Reclassification adjustment for gains
included in net income	—	—	—	—	—	—
Total other comprehensive income (loss)	$3	$—	$3	$(136)	$(2)	$(138)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(37)	$—	$(37)	$(82)	$—	$(82)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service costs	(7)	1	(6)	—	—	—
Net change in investment securities:
Unrealized gains during periods (a)	—	—	—	10	(3)	7
Reclassification adjustment for gains
included in net income	—	—	—	(4)	1	(3)
Total other comprehensive income (loss)	$(44)	$1	$(43)	$(76)	$(2)	$(78)

(a)

Due to the adoption of new accounting guidance in fiscal 2019, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than AOCI. See Notes A and E for more information.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Common stock and paid in capital
Balance, beginning of period	$953	$936	$947	$932
Common shares issued under stock incentive and other plans (a)	2	7	8	11
Common shares purchased under repurchase program (b)	(200)	—	(200)	—
Balance, end of period	755	943	755	943
Retained earnings
Balance, beginning of period	2,780	2,736	2,750	2,696
Adoption of new accounting pronouncements (c)	—	—	34	—
Net income (loss)	66	36	94	104
Regular dividends	(16)	(16)	(48)	(44)
Balance, end of period	2,830	2,756	2,830	2,756
Accumulated other comprehensive income (loss)
Balance, beginning of period	(371)	(162)	(291)	(222)
Adoption of new accounting pronouncements (c)	—	—	(34)	—
Unrealized translation gain (loss)	3	(140)	(37)	(82)
Pension and postretirement obligation adjustment	—	—	(6)	—
Net change in investment securities	—	2	—	4
Balance, end of period	(368)	(300)	(368)	(300)
Total stockholders' equity	$3,217	$3,399	$3,217	$3,399
Cash dividends declared per common share	$0.275	$0.25	$0.775	$0.70
(a)	Common shares issued were 46,725 and 42,958 for the three months ended June 30, 2019 and 2018 and 281,077 and 308,779 for the nine months ended June 30, 2019 and 2018.
(b)	Common shares repurchased were 2,236,546 in the three and nine months ended June 30, 2019.
(c)

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

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019 (a)	2018 (b)	2019 (a)	2018 (b)
SARs	$1	$2	$5	$5
Nonvested stock awards	6	6	16	17
Performance share awards	(1)	4	1	10
	$6	$12	$22	$32

(a)

Included $2 million and $5 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2019 and $2 million of income related to cash-settled performance units during the three and nine months ended June 30, 2019.

(b)

Included $3 million and $7 million of expense related to cash-settled nonvested restricted stock awards and $2 million and $5 million of expense related to cash-settled performance units during the three and nine months ended June 30, 2018, respectively.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs generally lapse ten years after the date of grant. SARs granted for nine months ended June 30, 2019 and 2018 were 300 thousand and 470 thousand, respectively. As of June 30, 2019, there was $8 million of total unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted-average period of 1.8 years. Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model. This model requires several assumptions which Ashland has developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

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

Stock-settled nonvested stock awards

Nonvested stock awards granted in the form of shares or units were 1 thousand and 2 thousand for the three months ended June 30, 2019 and 2018, respectively, and 95 thousand and 146 thousand for the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $9 million of total unrecognized compensation costs related to these nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of June 30, 2019, 113 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $2 million and $3 million during the three months ended June 30, 2019 and 2018, respectively, and $5 million and $7 million during the nine months ended June 30, 2019 and 2018, respectively.

Executive performance incentive and retention program

During 2016, certain executives were granted performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation of Ashland and Valvoline. At June 30, 2019, there were 30 thousand shares outstanding in connection with these awards, which includes forfeitures and the cumulative value of forfeitable dividends. The expense recognition for these awards commenced upon completing the full separation of Valvoline which occurred on May 12, 2017 and resulted in $1 million and $2 million of expense for the three and nine months ended June 30, 2019, respectively, and $1 million and $4 million of expense for the three and nine months ended June 30, 2018, respectively. As of June 30, 2019, there was $1 million of total unrecognized compensation costs related to these awards.

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

Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. No performance shares/units were granted for the three months ended June 30, 2019 and 2018. Performance shares/units granted for the nine months ended June 30, 2019 and 2018 were 78 thousand and 101 thousand, respectively. As of June 30, 2019, there was $5 million of total unrecognized compensation costs related to performance shares/units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $472 million and $482 million as of June 30, 2019 and September 30, 2018, respectively.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment, geographical region and product category, as Ashland believes these categories best depict how management reviews the financial performance of its operations for the three and nine months ended June 30, 2018 and 2019. See the following tables for details:

Sales by geography
(In millions)	Specialty Ingredients		Intermediates and Solvents
Geography	2019	2018	2019	2018
Three months ended June 30
North America	$246	$253	$15	$14
Europe	204	208	5	6
Asia Pacific	117	121	7	9
Latin America & other	46	56	1	1
	$613	$638	$28	$30

Nine months ended June 30
North America	$712	$733	$42	$42
Europe	594	597	16	19
Asia Pacific	348	339	20	23
Latin America & other	149	165	3	4
	$1,803	$1,834	$81	$88

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales by product category
(In millions)	2019	2018
Three months ended June 30
Ashland Specialty Ingredients
Cellulosics	$219	$223
Poly-vinyl pyrrolidones	108	110
Adhesives	88	90
Actives	36	36
Vinyl ethers	25	39
Pharmachem	59	55
Other	78	85
	$613	$638
Intermediates and Solvents
Derivatives	$22	$25
Butanediol	6	5
	$28	$30

Total	$641	$668

Sales by product category
(In millions)	2019	2018
Nine months ended June 30
Ashland Specialty Ingredients
Cellulosics	$633	$616
Poly-vinyl pyrrolidones	312	320
Adhesives	259	259
Actives	116	116
Vinyl ethers	80	106
Pharmachem	182	176
Other	221	241
	$1,803	$1,834
Intermediates and Solvents
Derivatives	$67	$73
Butanediol	14	15
	$81	$88

Total	$1,884	$1,922

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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2019	2018	2019	2018
SALES
Specialty Ingredients	$613	$638	$1,803	$1,834
Intermediates and Solvents	28	30	81	88
	$641	$668	$1,884	$1,922
OPERATING INCOME (LOSS)
Specialty Ingredients	$84	$91	$180	$222
Intermediates and Solvents	5	5	10	11
Unallocated and other	(46)	(66)	(110)	(135)
	$43	$30	$80	$98

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

Ashland’s sales generated outside of North America were 59% and 60% for the three months ended June 30, 2019 and 2018, respectively, and 60% for both the nine months ended June 30, 2019 and 2018. Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2019	2018	2019	2018
North America (a)	41%	40%	40%	40%
Europe	33%	32%	32%	32%
Asia Pacific	19%	19%	20%	19%
Latin America & other	7%	9%	8%	9%
	100%	100%	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

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

The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2019	2018	2019	2018
Specialty Ingredients	96%	95%	96%	95%
Intermediates and Solvents	4%	5%	4%	5%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results

Ashland recorded net income of $66 million, or an increase of 83%, in the current quarter ($23 million in continuing operations and $43 million in discontinued operations) compared to net income of $36 million ($11 million in continuing operations and $25 million in discontinued operations) in the prior year quarter. Results for Ashland’s continuing operations were primarily driven by the performance of Specialty Ingredients and the Intermediates and Solvents operating results, as well as Corporate costs, between periods. Discontinued operations were primarily driven by the results of distribution and the Composites segment and Marl facility. Ashland’s Adjusted EBITDA decreased by 1% to $140 million (see U.S. GAAP reconciliation on page 44).

Composites segment and Marl facility

On November 15, 2018, Ashland announced that it had signed a definitive agreement to sell its Composites segment and Intermediates and Solvents Marl facility to INEOS Enterprises (INEOS) in a transaction valued at $1.1 billion. Ashland will retain the remaining Intermediates and Solvents facility in Lima, Ohio primarily for its own internal business use.

On July 1, 2019 an amendment was signed to exclude certain assets and liabilities related to Ashland’s maleic anhydride business (Maleic business). Under the amendment, Ashland agreed to continue to operate the Maleic business and use commercially reasonable efforts to sell the Maleic business to another purchaser. In connection with any Maleic sale within 18 months of the closing of the composites and Marl facility sale, excluding Maleic, INEOS will be entitled to the net proceeds, after deduction of the reasonable costs incurred by Ashland; provided that INEOS shall receive no less than $35 million. If Ashland is unable to sell the Maleic business within 18 months of the closing of the Composites and Marl facility sale, excluding Maleic, Ashland has agreed to reimburse $35 million to INEOS.

In late July, Ashland and INEOS agreed to certain additional changes to the sale agreement, subject to approval by and reflecting continued discussions with the US Federal Trade Commission. As part of the proposed changes, the purchase price has been adjusted to $1.015 billion while Ashland retains the right to the Maleic business, including the retention of any subsequent sale proceeds. The company anticipates that remaining regulatory approvals will be received shortly.

Ashland currently expects net proceeds from the sale of the Composites and Marl facility to total approximately $0.9 billion and anticipates that the proceeds will be primarily used to reduce outstanding debt and other corporate purposes.

The sale of Composites and Marl facility, excluding Maleic, is expected to close by late summer, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes. Upon the closing of this transaction, Ashland currently expects to recognize a pre-tax gain in excess of $400 million within the Statements of Consolidated Comprehensive Income (Loss).

Since this transaction signifies a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility, including Maleic, have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C of the Notes to Condensed Consolidated Financial Statements for the results of operations for Composites and the Marl facility, including Maleic, for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $10 million and $12 million during the three months ended June 30, 2019 and 2018, respectively, and $33 million and $35 million during the nine months ended June 30, 2019 and 2018, respectively.  Ashland is currently implementing plans to eliminate these costs as part of the global restructuring program.

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

Ashland continues to expect to achieve the full $120 million in run-rate savings by the end of calendar year 2019. Ashland met its expectation for capturing the targeted $20 million in annualized run-rate savings under this program by the end of the September 2018 quarter. An additional $30 million, $20 million, and $15 million in run-rate savings were captured in the December 2018, March 2019, and June 2019 quarters, respectively, bringing the total annualized run-rate savings to $85 million as of June 30, 2019.

Share Repurchase Program

On April 30, 2019, Ashland announced an intention to commence a $200 million share repurchase program under Ashland’s Board of Directors approved $1 billion stock repurchase program in fiscal 2018.

In May 2019, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2019 ASR Agreement). Under the 2019 ASR Agreement, Ashland paid an initial purchase price of $200 million and received an initial delivery of 2.2 million shares of common stock during May 2019. The 2019 ASR Agreement is scheduled to terminate no later than August 2019 but may be terminated early in certain circumstances, in whole or in part.

As of June 30, 2019, $800 million remained available for repurchase under the $1 billion stock repurchase program.

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

Current Quarter - Key financial results for the three months ended June 30, 2019 and 2018 included the following:

•	Ashland’s net income amounted to $66 million and $36 million for the three months ended June 30, 2019 and 2018, respectively, or $1.05 and $0.56 diluted earnings per share, respectively.
•	Discontinued operations, which are reported net of taxes, resulted in income of $43 million and $25 million during the three months ended June 30, 2019 and 2018, respectively.
•	Income from continuing operations, which excludes results from discontinued operations, amounted to $23 million and $11 million for the three months ended June 30, 2019 and 2018, respectively.
•

The effective income tax rates for the three months ended June 30, 2019 and 2018 were significantly impacted by certain tax discrete items in both the current and prior year quarters resulting in a benefit for both periods.

•

Ashland incurred pretax net interest and other financing expense of $21 million and expense of $28 million for the three months ended June 30, 2019 and 2018, respectively.  Due to the adoption of new accounting guidance, the current quarter included $6 million of unrealized gains on restricted investments.

•	Operating income was $43 million and $30 million for the three months ended June 30, 2019 and 2018, respectively.

Year-to-date - Key financial results for the nine months ended June 30, 2019 and 2018 included the following:

•	Ashland recorded net income of $94 million and $104 million for the nine months ended June 30, 2019 and 2018, respectively, or $1.50 and $1.64 diluted earnings per share, respectively.
•	Discontinued operations, which are reported net of taxes, resulted in income of $97 million and $83 million during the nine months ended June 30, 2019 and 2018, respectively.

•

Ashland’s results from continuing operations, which excludes results from discontinued operations, amounted to a loss of $3 million and income of $21 million for the nine months ended June 30, 2019 and 2018, respectively.

•

The effective income tax rates were 114% and negative 17% for the nine months ended June 30, 2019 and 2018, respectively, and were significantly impacted by certain tax discrete items in both the current and prior periods.

•	Ashland incurred pretax net interest and other financing expense of $73 million and $78 million for the nine months ended June 30, 2019 and 2018, respectively.
•	Other net periodic benefit income totaled $17 million and $1 million for the nine months ended June 30, 2019 and 2018, respectively.
•	Net loss on divestitures totaled $3 million for both the nine months ended June 30, 2019 and 2018.
•	Operating income amounted to $80 million and $98 million for the nine months ended June 30, 2019 and 2018, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter – Operating income was $43 million and $30 million for the three months ended June 30, 2019 and 2018, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table on page 40. These operating key items for the applicable periods are summarized as follows:

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

•

Accelerated depreciation – As a result of various restructuring activities at certain office facilities and manufacturing facilities during the prior year quarter, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment.

•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded non-cash adjustments during the current and prior year quarters to its environmental liabilities and receivables related to previously divested businesses or non-operational sites. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

•	Tax indemnity expense – Ashland incurred a charge in the current quarter for pre-tax indemnity related items.
•	Unplanned plant shutdown – Ashland incurred an unplanned plant shutdown during the quarter at its Parlin facility for force majeure contract issues.

Operating income for the three months ended June 30, 2019 and 2018 included depreciation and amortization of $62 million and $65 million, respectively (which excluded accelerated depreciation and amortization of $2 million for the three months ended June 30, 2018).

Year-to-date - Operating income was $80 million and $98 million for the nine months ended June 30, 2019 and 2018, respectively. The current and prior year period operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table on page 40. These operating key items for the applicable periods are summarized as follows:

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

•

Accelerated depreciation – As a result of various restructuring activities at certain office facilities and manufacturing facilities during both the current and prior year periods, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment.

•	Proxy costs – Ashland incurred significant consulting and other costs associated with the 2019 Annual Meeting of Stockholders and agreement with Cruiser Capital.
•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded non-cash adjustments during the current and prior year periods to its environmental liabilities and receivables related to previously divested businesses or non-operational sites. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

•	Tax indemnity expense – Ashland incurred a charge in the current quarter for pre-tax indemnity related items.
•	Unplanned plant shutdown – Ashland incurred an unplanned plant shutdown during the quarter at its Parlin facility for force majeure contract issues.
•	Legal settlement – Ashland received one-time proceeds from a legal settlement during the prior year period.

Operating income for the nine months ended June 30, 2019 and 2018 included depreciation and amortization of $186 million and $196 million, respectively (which excluded accelerated depreciation and amortization of $39 million and $13 million for the nine months ended June 30, 2019 and 2018, respectively).

Non-operating key items affecting EBITDA

Current Year-to-Date

•

Gain on pension and other postretirement plan remeasurements – Ashland recognized a remeasurement gain due to the settlement of a non-U.S. pension plan during the first quarter of fiscal 2019.  See Note J of the Notes to Condensed Consolidated Financial Statements for more information.

•

Net loss on divestitures – Ashland recorded a loss during the first quarter of fiscal 2019 related to the impairment of an investment, while 2018 included a charge from a previous manufacturing facility.

EBITDA and Adjusted EBITDA

EBITDA totaled $148 million and $118 million for the three months ended June 30, 2019 and 2018, respectively, and $377 million and $375 million for the nine months ended June 30, 2019 and 2018, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Net income	$66	$36	$94	$104
Income tax expense (benefit)	(1)	(11)	24	(3)
Net interest and other expense	21	28	73	78
Depreciation and amortization (a)	62	65	186	196
EBITDA	148	118	377	375
Income from discontinued operations (net of tax)	(43)	(25)	(97)	(83)
Key items included in EBITDA:
Restructuring, separation and other costs	12	14	50	30
Proxy costs	—	—	5	—
Accelerated depreciation	—	—	39	11
Legal settlement	—	—	—	(5)
Environmental reserve adjustments	15	32	15	43
Unplanned plant shutdown	2	—	2	—
Tax indemnity expense	6	—	6	—
Gain on pension and other postretirement plan remeasurements	—	—	(18)	—
Net loss on divestitures	—	2	3	2
Total key items included in EBITDA	35	48	102	81
Adjusted EBITDA	$140	$141	$382	$373

Total key items included in EBITDA	$35	$48	$102	$81
Unrealized gain on securities (b)	(6)	—	(3)	—
Debt refinancing costs ( c)	—	1	—	1
Total key items, before tax	$29	$49	$99	$82

(a)	Excludes $2 million of accelerated depreciation for the three months ended June 30, 2018, and $39 million and $13 million for the nine months ended June 30, 2019 and 2018, respectively.
(b)

Due to the adoption of new accounting guidance in the current year, the unrealized losses on certain investment securities directly impact earnings and are recorded within the net interest and other expense (income) caption on the Statements of Consolidated Comprehensive Income (Loss).  See Notes A and E of the Notes to Condensed Consolidated Financial Statements for more information.

(c)

Debt refinancing costs during the three and nine months ended June 30, 2018 primarily included a $1 million charge for new debt issuance costs incurred with the repricing of the 2017 TLB facility. All debt refinancing costs were recorded within the net interest and other financing expense caption on the Statement of Consolidated Comprehensive Income (Loss).

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

	Three months ended		Nine months ended
	June 30		June 30
	2019	2018	2019	2018
Diluted EPS from continuing operations (as reported)	$0.37	$0.18	$(0.05)	$0.32
Key items, before tax:
Restructuring, separation and other costs	0.19	0.21	1.40	0.65
Proxy costs	—	—	0.08	—
Tax indemnity expense	0.10	—	0.10	—
Gain on pension and other postretirement plan remeasurements	—	—	(0.29)	—
Environmental reserve adjustments	0.24	0.50	0.24	0.68
Legal settlement	—	—	—	(0.07)
Unplanned plant shutdowns	0.03	—	0.03	—
Unrealized gain on securities	(0.10)	—	(0.05)	—
Debt refinancing cost	—	0.02	—	0.02
Net loss on divestitures	—	0.04	0.05	0.04
Key items, before tax	0.46	0.77	1.56	1.32
Tax effect of key items (a)	(0.08)	(0.18)	(0.16)	(0.33)
Key items, after tax	0.38	0.59	1.40	0.99
Tax specific key items:
Deferred tax rate changes	—	—	0.03	(2.06)
One-time transition tax	0.10	—	0.44	2.22
Uncertain tax positions	(0.13)	—	(0.12)	—
Restructuring and separation activity	—	—	(0.02)	—
Other	0.05	—	0.05	—
Tax specific key items (b)	0.02	—	0.38	0.16
Total key items	0.40	0.59	1.78	1.15
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.77	$0.77	$1.73	$1.47

(a)	Represents the diluted EPS impact from the tax effect of the key items that are previously identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the following caption review section.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and nine months ended June 30, 2019 and 2018.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Sales	$641	$668	$(27)	$1,884	$1,922	$(38)

The following table provides a reconciliation of the change in sales between the three and nine months ended June 30, 2019 and 2018.

	Three months ended	Nine months ended
(In millions)	June 30, 2019	June 30, 2019
Currency exchange	$(13)	$(39)
Volume/product mix	(12)	(14)
Pricing	3	20
Acquisition and divestitures	(5)	(5)
Change in sales	$(27)	$(38)

Current Quarter - Sales for the current quarter decreased $27 million compared to the prior year quarter. Unfavorable foreign currency exchange, Volume/product mix, and acquisitions and divestitures decreased sales by $13 million, $12 million and $5 million, respectively. These decreases were partially offset by product pricing which increased sales by $3 million.

Year-to-Date - Sales for the current year decreased $38 million compared to the prior year period. Unfavorable foreign currency exchange, volume/product mix and acquisitions and divestitures each decreased sales by $39 million, $14 million, and $5 million, respectively. These decreases were partially offset by improvements to product pricing which increased sales by $20 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$434	$439	$(5)	$1,327	$1,290	$37
Gross profit as a percent of sales	32.3%	34.3%		29.6%	32.9%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three and nine months ended June 30, 2019 and 2018.

	Three months ended	Nine months ended
(In millions)	June 30, 2019	June 30, 2019
Changes in:
Accelerated depreciation	$—	$38
Severance and other restructuring costs	2	10
Production and raw material costs	10	19
Volume/product mix	(6)	(5)
Currency exchange	(6)	(20)
Acquisitions and divestitures	(5)	(5)
Change in cost of sales	$(5)	$37

Current Quarter - Cost of sales for the current quarter decreased $5 million compared to the prior year quarter. Decreases in volume/product mix, currency exchange, and acquisitions and divestitures totaling $17 million were the primary driver in the cost of sales decline. These declines were offset by a $10 million increase in production and raw materials costs and a $2 million increase related to other net plant costs.

Year-to-Date - Cost of sales for the current year increased $37 million compared to the prior year period.  Due to the planned closure of a manufacturing facility during the current period, accelerated depreciation increased cost of sales by $38 million while severance and other plant restructuring costs increased cost of sales by $10 million. Unfavorable production costs increased cost of sales by $19 million while volume and product mix decreased cost of sales by $5 million.  Favorable foreign currency exchange decreased cost of sales by $20 million with acquisitions and divestitures adding another $5 million decline.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expense	$150	$181	$(31)	$429	$481	$(52)
As a percent of sales	23.4%	27.1%		22.8%	25.0%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $31 million compared to the prior year quarter with expenses as a percent of sales decreasing 3.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$17 million and $34 million in net environmental-related expenses during the current and prior year period, respectively (see Note K for more information);
•	$12 million and $13 million of key items for restructuring, separation and other costs during the current and prior year quarters, respectively, comprised of the following:
o	$12 million and $11 million of severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during the current and prior year quarters, respectively;
o	$1 million of Pharmachem integration costs during the prior year quarter;
o	$1 million of costs related to the separation of Valvoline during the prior year quarter;
•	$6 million of tax indemnity costs during the current quarter;
•	Lower variable compensation of $5 million during the current quarter;
•	Favorable currency exchange of $4 million as well as achieved cost savings during the current quarter.

Year-to-Date - Selling, general and administrative expense for the current period decreased $52 million compared to the prior year period with expenses as a percent of sales decreasing 2.2 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year were:

•	$24 million and $53 million in net environmental-related expenses during the current and prior year period, respectively (see Note K for more information);
•	$42 million and $34 million of key items for restructuring, separation and other costs during the current and prior year periods, respectively, comprised of the following:
o	$42 million and $11 million of severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during the current and prior year periods, respectively;
o	$9 million of costs related to the separation of Valvoline during the prior year period;
o	$8 million of accelerated depreciation related to the planned closure of an office building during the prior year period; and
o	$6 million of Pharmachem integration costs during the prior year period;
•	$6 million of tax indemnity costs during the current period;
•	$5 million of consulting and other costs associated with the 2019 proxy during the current year period;
•	Lower variable compensation of $10 million during the current period;
•	Favorable currency exchange of $8 million as well as achieved cost savings during the current year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Research and development expense	$17	$18	$(1)	$51	$55	$(4)

Current Quarter - Research and development expense declined compared to the prior year quarter, primarily due to the overall company-wide cost reduction program.

Year-to-Date - Research and development expense declined compared to the prior year period, primarily due to the overall company-wide cost reduction program.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Equity and other income (loss)
Equity income (a)	$—	$—	$—	$—	$—	$—
Other income	3	—	3	3	2	1
	$3	$—	$3	$3	$2	$1

(a)	Activity of $0 denotes value less than $1 million.

Current Quarter - Other income increased compared to the prior year primarily due to proceeds from a financial subsidy in China.

Year-to-Date - Other income was relatively consistent year over year.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Net interest and other expense (income)
Interest expense	$28	$30	$(2)	$81	$88	$(7)
Interest income	—	(1)	1	(1)	(3)	2
Loss (income) from restricted investments	(8)	(2)	(6)	(10)	(10)	—
Other financing costs	1	1	—	3	3	—
	$21	$28	$(7)	$73	$78	$(5)

Current Quarter - Net interest and other expense decreased by $7 million during the current quarter compared to the prior year quarter. Interest expense decreased slightly due to lower debt levels during the current quarter compared to the prior year quarter. In the current quarter, restricted investments included gains on equity securities of $8 million as compared to $2 million in the prior period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information on the restricted investments.

Year-to-Date - Net interest and other expense decreased by $5 million during the current year compared to the prior year period. Interest expense decreased $7 million due to lower debt levels during the current year compared to the prior year period. Restricted investments included gains on equity securities of $10 million for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Other net periodic benefit income	$—	$—	$—	$17	$1	$16

Current Quarter - Other net periodic benefit remained relatively consistent for the current quarter compared to the prior quarter.

Year-to-Date - Other net periodic benefit income during the current year period primarily related to the curtailment gain from the settlement of a non-U.S. pension plan in the first quarter of fiscal 2019.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Net income (loss) on divestitures	$—	$(2)	$2	$(3)	$(3)	$—

Current Quarter - The activity in the prior period related to a charge from a previous manufacturing facility.

Year-to-Date - The activity in the current period related to the impairment of an investment during the first quarter of fiscal 2019, while activity in the prior year period primarily related to post-closing adjustments for certain divestitures in addition to the activity in the current quarter.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Income tax expense (benefit)	$(1)	$(11)	$10	$24	$(3)	$27
Effective tax rate	(5)%	NM		114%	(17)%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a negative 5% for the three months ended June 30, 2019 and was primarily impacted by income mix, as well as $2 million in net favorable tax discrete items including the favorable adjustment from the release of reserves related to unrecognized tax benefits and the unfavorable adjustment related to transition tax and other items.

The overall effective tax rate was not meaningful for the three months ended June 30, 2018 and was primarily impacted by the current quarter income mix and favorable tax discrete adjustments of $5 million related to a state tax rate change and other items.

Year-to-Date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 114% for the nine months ended June 30, 2019 and was primarily impacted by the items referenced in the three month period as well as a net $17 million from unfavorable tax discrete items including the final assessment of the Tax Act and other items.

The overall effective tax rate was a negative 17% for the nine months ended June 30, 2018 and was primarily impacted by the items referenced in the quarter, as well as a net $6 million from unfavorable tax discrete items including the final assessment of the Tax Act, the tax rate change in a foreign country, and other items.

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

The effective tax rate during the three and nine months ended June 30, 2019 and 2018 was significantly impacted by the following tax specific key items:

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

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Income (Loss) from continuing operations before income taxes	$22	$—	$21	$18
Key items (pre-tax) (a)	29	49	99	82
Adjusted income from continuing operations
before income taxes	$51	$49	$120	$100

Income tax expense (benefit)	$(1)	$(11)	$24	$(3)
Income tax rate adjustments:
Tax effect of key items	5	11	10	21
Tax specific key items: (b)
Deferred tax rate changes	—	—	(2)	130
One-time transition tax	(6)	—	(28)	(142)
Uncertain tax positions	8	—	8	—
Restructuring and separation activity	—	—	1	—
Other	(3)	—	(3)	—
Total income tax rate adjustments	4	11	(14)	9
Adjusted income tax expense	$3	$—	$10	$6

Effective tax rate, excluding key items (Non-GAAP) (c)	6%	1%	8%	6%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this Management, Discussion and Analysis for a summary of the key items, before tax.
(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this Management Discussion and Analysis.
(c)	Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Income (loss) from discontinued operation (net of taxes)
Composites/Marl facility	$24	$25	$(1)	$77	$74	$3
Valvoline	—	(7)	7	1	1	—
Asbestos-related litigation	—	9	(9)	—	12	(12)
Water Technologies	—	—	—	1	(1)	2
Distribution	19	(2)	21	18	(3)	21
	$43	$25	$18	$97	$83	$14

Current Quarter - As a result of the expected divestiture of the Composites segment and Marl facility, including Maleic, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this expected divestiture. In the current quarter, the sales and pre-tax operating income included in discontinued operations were $281 million and $44 million, respectively. In the prior year quarter, the sales and pre-tax operating income included in discontinued operations were $303 million and $36 million, respectively.

The activity within discontinued operations for Valvoline during the prior year quarter was primarily related to adjustments in conjunction with a Tax Matters Agreement established at the time of Valvoline’s separation from Ashland.

The activity for Water Technologies and Distribution during the current quarter was related to post-closing adjustments including a $28 million pre-tax gain in the current quarter related to the completion of a property sale directly related to the previously divested Distribution segment.

Year-to-Date - As a result of the expected divestiture of the Composites segment and Marl facility, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this expected divestiture. In the current year period, the sales and pre-tax operating income included in discontinued operations were $840 million and $125 million, respectively. In the prior year period, the sales and pre-tax operating income included in discontinued operations were $865 million and $102 million, respectively.

The activity within discontinued operations for Valvoline during the prior year was primarily related to adjustments in conjunction with a Tax Matters Agreement established at the time of Valvoline’s separation from Ashland.

The activity related to Water Technologies during the current quarter was related to post-closing adjustments.

The activity related to Distribution was related to the completion of a property sale directly related to the previously divested Distribution segment.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and nine months ended June 30, 2019 and 2018.

	Three months ended June 30			Nine months ended June 30
(In millions)	2019	2018	Change	2019	2018	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$3	$(140)	$143	$(37)	$(82)	$45
Pension and postretirement obligation adjustment	—	—	—	(6)	—	—
Net change in investment securities	—	2	(2)	—	4	(4)
	$3	$(138)	$141	$(43)	$(78)	$41

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $141 million compared to the prior year quarter as a result of the following components:

•

For the three months ended June 30, 2019, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $3 million compared to a loss of $140 million for the three months ended June 30, 2018. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

For the three months ended June 30, 2018, the net change in investment securities related to restricted investments amounted to a gain of $2 million. Due to the adoption of new accounting guidance in the current year, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than AOCI. See Notes A and E of the Notes to Condensed Consolidated Financial Statements for more information.

Year-to-Date - Total other comprehensive income (loss), net of tax, for the current period increased $41 million compared to the prior year period as a result of the following components:

•

For the nine months ended June 30, 2019, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $37 million compared to a loss of $82 million for the nine months ended June 30, 2018. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•

For the nine months ended June 30, 2019, the pension and postretirement obligation adjustment included $6 million of prior service costs recognized within other comprehensive income (loss) due to pension plan remeasurements.

•

The net change in investment securities related to restricted investments amounted to losses of $4 million during the nine months ended June 30, 2018. Due to the adoption of new accounting guidance in the current year, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than AOCI. See Notes A and E of the Notes to Condensed Consolidated Financial Statements for more information.

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

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Sales
Specialty Ingredients	$613	$638	$1,803	$1,834
Intermediates and Solvents	28	30	81	88
	$641	$668	$1,884	$1,922
Operating income (loss)
Specialty Ingredients	$84	$91	$180	$222
Intermediates and Solvents	5	5	10	11
Unallocated and other	(46)	(66)	(110)	(135)
	$43	$30	$80	$98
Depreciation and amortization
Specialty Ingredients	$59	$63	$213	$189
Intermediates and Solvents	3	3	9	10
Unallocated and other	—	1	3	10
	$62	$67	$225	$209
Operating information
Specialty Ingredients
Sales per shipping day	$9.6	$10.0	$9.5	$9.7
Metric tons sold (thousands)	81.8	83.1	237.2	240.1
Gross profit as a percent of sales (a)	32.7%	34.9%	30.0%	33.4%
Intermediates and Solvents
Sales per shipping day	$0.4	$0.5	$0.4	$0.5
Metric tons sold (thousands)	9.1	9.2	25.4	28.1
Gross profit as a percent of sales (a)	24.5%	24.5%	21.0%	21.8%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.

Sales by region expressed as a percentage of reportable segment sales for the three and nine months ended June 30, 2019 and 2018 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended June 30, 2019		Nine months ended June 30, 2019
	Specialty	Intermediates	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents	Ingredients	and Solvents
North America	40%	54%	40%	52%
Europe	33%	18%	33%	20%
Asia Pacific	19%	24%	19%	24%
Latin America & other	8%	4%	8%	4%
	100%	100%	100%	100%

	Three months ended June 30, 2018		Nine months ended June 30, 2018
	Specialty	Intermediates	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents	Ingredients	and Solvents
North America	40%	48%	40%	47%
Europe	33%	19%	33%	22%
Asia Pacific	19%	29%	18%	26%
Latin America & other	8%	4%	9%	5%
	100%	100%	100%	100%

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

June 2019 quarter compared to June 2018 quarter

Specialty Ingredients’ sales decreased $25 million to $613 million in the current quarter. Unfavorable foreign currency exchange, acquisitions and divestitures and volume/product mix (including a 1% negative impact associated with Colgate-Gantrez product reformulation) reduced sales by $13 million, $5 million and $10 million, respectively. This decrease was partially offset by improved product pricing of $3 million.

Gross profit during the current quarter decreased $22 million compared to the prior year quarter. Foreign currency exchange decreased gross profit by $6 million with volume/product mix adding an additional $6 million decline. The unfavorable impact of pricing and cost, which was $10 million, included a $2 million impact from the following key item during the current quarter:

•	$2 million of unplanned shutdown costs for a manufacturing facility during the current quarter.

In total, gross profit margin during the current quarter decreased 2.2 percentage points as compared to the prior year quarter to 32.7%.

Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $13 million compared to the prior year quarter, primarily related to the company-wide cost reduction program as well as a favorable foreign currency exchange and lower variable compensation.  Equity and other income increased $2 million compared to the prior year quarter.

Operating income totaled $84 million for the current quarter compared to $91 million in the prior year quarter. Current quarter EBITDA decreased $9 million to $143 million, while Adjusted EBITDA decreased $9 million to $146 million. Adjusted EBITDA margin decreased 0.5 percentage points in the current quarter to 23.8%.

Fiscal 2019 year-to-date compared to fiscal 2018 year-to-date

Specialty Ingredients’ sales decreased $31 million to $1,803 million in the current period. Unfavorable foreign currency exchange, volume (including a 1% negative impact associated with Colgate-Gantrez product reformulation) and acquisitions and divestitures decreased sales by $38 million, $5 million and $5 million, respectively. This decrease was partially offset by product pricing which increased sales by $17 million.

Gross profit during the current year decreased $73 million compared to the prior year period. The impact of pricing and costs decreased gross profit by $46 million, which included a $46 million net impact from the following key items during the current and prior year period:

•	$45 million of restructuring costs related to the planned closure of a manufacturing facility during the prior quarter (which included $38 million of accelerated depreciation and amortization);

•     $2 million of unplanned plant shutdown costs for a manufacturing facility during the quarter; and

•     $1 million of severance and restructuring costs related to the closure of a manufacturing facility during the prior period.

Additionally, unfavorable foreign currency exchange and lower volumes decreased gross profit by $19 million and $8 million, respectively. In total, gross profit margin during the current period decreased 3.4 percentage points as compared to the prior year period to 30.0%.

Selling, general and administrative expenses decreased $27 million compared to the prior year period, primarily related to the company-wide cost reduction program as well as a favorable foreign currency exchange and lower variable compensation.  Equity and other income increased $4 million compared to the prior year period.

Operating income totaled $180 million for the current year compared to $222 million in the prior year. Current quarter EBITDA decreased $50 million to $355 million. Adjusted EBITDA decreased $7 million to $406 million. Adjusted EBITDA margin remained flat in the current year period at 22.5%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation for the three and nine months ended June 30, 2019 and 2018 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items during the current year period related to $10 million and $1 million of restructuring costs associated with the closure of manufacturing facilities for the nine months ended June 30, 2019 and 2018, respectively. Additionally, costs of zero million, $2 million, $38 million and $6 million were incurred for accelerated depreciation related to planned facility closure for the three and nine months ended June 30, 2019 and 2018, respectively. Costs of $2 million for each of the three and nine months ended June 30, 2019 related to an unplanned plant shutdown. Finally, environmental remediation cost of $1 million each were recorded for the three and nine months ended June 30, 2019 and 2018, respectively.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Operating income	$84	$91	$180	$222
Depreciation and amortization (a)	59	61	175	183
EBITDA	143	152	355	405
Accelerated depreciation	—	2	38	6
Environmental reserve adjustments	1	1	1	1
Unplanned plant shutdown	2	—	2	—
Severance and other restructuring costs	—	—	10	1
Adjusted EBITDA	$146	$155	$406	$413

(a)

Excludes 2 million of accelerated depreciation for the three months ended June 30, 2018, and $38 million and $6 million of accelerated depreciation for the nine months ended June 30, 2019 and 2018, respectively.

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

June 2019 quarter compared to June 2018 quarter

Intermediates and Solvents’ sales decreased $2 million to $28 million in the current quarter primarily due to decreased volumes.

Gross profit was flat during the current quarter compared to the prior year quarter. Gross profit margin remained the same compared to the prior year quarter at 24.5%.

Selling, general and administrative expenses remained consistent with the prior year quarter.

Operating income was $5 million in both the current and prior year quarter. EBITDA remained the same at $8 million in the current quarter compared to the prior year quarter, while EBITDA margin increased 1.9 percentage points in the current quarter to 28.6%.

Fiscal 2019 year-to-date compared to fiscal 2018 year-to-date

Intermediates and Solvents’ sales decreased $7 million to $81 million in the current period. Lower volume/product mix and unfavorable foreign currency exchange decreased sales by $9 million and $1 million, respectively. These decreases were partially offset by improved product pricing which increased sales by $3 million.

Gross profit decreased $1 million during the current period compared to the prior year period. Volume declines and unfavorable foreign currency exchange decreased gross profit by $2 million and $1 million, respectively. The net impact of pricing and costs offset those decreases by $2 million. In total, gross profit margin decreased 0.8 percentage points as compared to the prior year period to 21.0%.

Selling, general and administrative expenses remained consistent with the prior period.

Operating income totaled $10 million in the current period as compared to $11 million in the prior year period.  EBITDA decreased $2 million to $19 million in the current period, while EBITDA margin decreased 0.4 percentage points in the current period to 23.5%.

EBITDA reconciliation

The following EBITDA presentation for the three and nine months ended June 30, 2019 and 2018 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Operating income	$5	$5	$10	$11
Depreciation and amortization	3	3	9	10
EBITDA	$8	$8	$19	$21

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and nine months ended June 30, 2019 and 2018.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2019	2018	2019	2018
Restructuring activities	$(24)	$(29)	$(77)	$(77)
Environmental expenses	(16)	(32)	(22)	(51)
Proxy costs	—	—	(5)	—
Tax indemnity costs	(6)	—	(6)	—
Legal settlement	—	—	—	5
Other income (expense)	—	(5)	—	(12)
Total expense	$(46)	$(66)	$(110)	$(135)

June 2019 quarter compared to June 2018 quarter

Unallocated and other recorded expense of $46 million and $66 million for the three months ended June 30, 2019 and 2018, respectively. The current and prior year quarters included charges for restructuring activities of $24 million and $29 million, respectively, which were comprised of the following items:

•

$10 million and $16 million of stranded divestiture costs during the current and prior year quarters, respectively, primarily related to the planned divestiture of the Composites segment and Marl facility;

•	$14 million and $5 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior quarters, respectively;
•	$1 million of costs related to the separation of Valvoline during the prior year quarter; and
•	$7 million for a lease abandonment charge related to the exit from an office building during the prior year quarter.

The remaining unallocated items during the current period primarily included $16 million for environmental expenses and $6 million for tax indemnity costs. The remaining items during the prior year primarily included $32 million of environmental expenses.

Fiscal 2019 year-to-date compared to fiscal 2018 year-to-date

Unallocated and other recorded expense of $110 million and $135 million for the nine months ended June 30, 2019 and 2018, respectively.  The current and prior year periods included charges for restructuring activities of $77 million, each, which were comprised of the following items:

•	$34 million and $44 million of stranded divestiture costs during the current and prior year periods, respectively;
•	$39 million and $8 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year periods, respectively;
•	$4 million of impairment related to the planned sale of an office building during the current year period;
•	$4 million of accelerated depreciation related to the planned closure of an office building during the prior period;
•	$7 million for a lease abandonment charge related to the exit from an office building during the prior year period;
•	$5 million of integration costs related to the acquisition of Pharmachem during the prior period; and
•	$9 million of costs related to the separation of Valvoline during the prior year period.

The remaining unallocated items during the current period primarily included $22 million for environmental expenses, $6 million for tax indemnity costs and $5 million in proxy defense costs. The remaining items during the prior year period primarily included $51 million for environmental expenses and $5 million of income related to proceeds from a legal settlement.

FINANCIAL POSITION

Liquidity

Ashland had $132 million in cash and cash equivalents as of June 30, 2019, of which $118 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Cash provided (used) by:
Operating activities from continuing operations	$93	$93
Investing activities from continuing operations	(76)	(120)
Financing activities from continuing operations	(183)	(346)
Discontinued operations	6	(13)
Effect of currency exchange rate changes on cash and cash equivalents	(2)	2
Net decrease in cash and cash equivalents	$(162)	$(384)

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Cash flows provided (used) by operating activities from continuing operations
Net income	$94	$104
Income from discontinued operations (net of taxes)	(97)	(83)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	225	209
Original issue discount and debt issuance costs amortization	6	6
Distribution from affiliates	—	1
Deferred income taxes	1	(3)
Stock based compensation expense	17	20
Loss (income) from restricted investments	(10)	(10)
Excess tax benefit on stock based compensation	3	4
Impairments	8	—
Pension contributions	(4)	(8)
Gain on pension and other postretirement plan remeasurements	(18)	—
Change in operating assets and liabilities (a)	(132)	(147)
Total cash flows provided by operating activities from continuing operations	$93	$93

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows provided from operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to a cash inflow of $93 million during both the current and prior year quarters.

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

Changes in net working capital accounted for outflows of $94 and $112 million for the nine months ended June 30, 2019 and 2018, respectively, and were driven by the following:

•

Accounts receivable – There was a cash inflow of $21 million and an outflow of $27 million during the current and prior year periods, respectively, which were primarily due to the net of collections and sales during the first nine months of each fiscal year.

•

Inventory – There was a cash inflow of $3 million and an outflow of $22 million during the current and prior year periods, respectively, which were primarily driven by sales volumes and inventory management strategies.

•	Trade and other payables – There were cash outflows of $118 million and $63 million during the current and prior year periods, respectively, and primarily related to the timing of certain payments.

The remaining changes to operating assets and liabilities resulted in outflows of $37 million and $36 million in the current and prior year periods, respectively, and were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current year period included a loss from continuing operations of $3 million. Additionally, the current period included non-cash adjustments of $225 million for depreciation and amortization, $10 million for a gain on restricted investments, $8 million for an impairment of a held for sale facility and $18 million for the gain on pension and other postretirement plan remeasurements.

Operating cash flows for the prior year period included income from continuing operations of $21 million. Additionally, the prior year period included a non-cash adjustment of $209 million for depreciation and amortization.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(103)	$(87)
Proceeds from disposal of property, plant and equipment	4	1
Purchase of operations	(2)	(11)
Proceeds from sales of operations	—	1
Life insurance payments	—	(37)
Net purchase of funds restricted for specific transactions	(2)	(10)
Reimbursement from restricted investments	25	25
Proceeds from sales of securities	156	17
Purchase of securities	(156)	(17)
Proceeds from the settlement of derivative instruments	4	1
Payments for the settlement of derivative instruments	(2)	(3)
Total cash flows used by investing activities from continuing operations	$(76)	$(120)

Cash used by investing activities was $76 million and $120 million for the current and prior periods, respectively. The significant cash investing activities for the current period primarily related to cash outflows of $103 million for property additions compared to $87 million in the prior year period. The prior period also included cash outflows of $37 million related to payments for a corporate-owned life insurance policy loan and $11 million for the purchase of Vornia Limited. There were reimbursements from the restricted renewable annual asbestos trust of $25 million during both the current and prior year periods. Additionally, there were proceeds from the settlement of derivative instruments of $4 million this period compared to $1 million for the prior year period.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	(10)	(135)
Proceeds from (repayment of) short-term debt	83	(158)
Debt issuance costs		(1)
Cash dividends paid	(48)	(44)
Repurchase of common stock	(200)	—
Stock based compensation employee withholding taxes paid in cash	(8)	(8)
Total cash flows used by financing activities from continuing operations	$(183)	$(346)

Cash flows used by financing activities resulted in outflows $183 million and $346 million for the current and prior year periods, respectively.

Significant cash financing activities for the current period included long-term cash outflows of $10 million, primarily related to repayments of term loans and debentures. The current period included cash dividends paid of $0.775 per share, for a total of $48 million. There was a $200 million outflow related to the accelerated share repurchase program. Additionally, $83 million of inflows were drawn out of the 2017 Revolving Credit Facility.

Significant cash financing activities for the prior year period included short-term debt net repayments of $158 million related to the 2017 Revolving Credit Facility and the accounts receivable securitization. The outstanding balance of the 2017 Revolving Credit Facility and a portion of the accounts receivable securitization were repaid using approximately $135 million of cash that was repatriated in January 2018.  The prior period included cash dividends paid of $0.7 per share, for a total of $44 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2019 and 2018.

	Nine months ended
	June 30
(In millions)	2019	2018
Cash provided (used) by discontinued operations
Operating cash flows	$—	$2
Investing cash flows	6	(15)
Total cash used by discontinued operations	$6	$(13)

Cash flows for discontinued operations in the current period included net cash inflows of $12 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities and the proceeds from the sale of a legacy Distribution environmental site.

Cash flows for discontinued operations in the prior year period included net cash inflows of $21 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed quarters. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2019	2018
Total cash flows provided (used) by operating activities from continuing operations	$93	$93
Adjustments:
Additions to property, plant and equipment	(103)	(87)
Free cash flows (a)	$(10)	$6

(a)	Includes $55 million and $37 million of restructuring payments for the nine months ended June 30 2019 and 2018, respectively.

Working capital (current assets minus current liabilities, excluding current assets and current liabilities held for sale and long-term debt due within one year) amounted to $439 million and $570 million as of June 30, 2019 and September 30, 2018, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 75% of current liabilities (excluding current liabilities held for sale) as of June 30, 2019 and September 30, 2018.

The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2019 and September 30, 2018.

(In millions)	June 30 2019	September 30 2018
Cash and investment securities
Cash and cash equivalents	$132	$294

Unused borrowing capacity
Revolving credit facility	$661	$725
Accounts receivable securitizations	12	29

The borrowing capacity remaining under the $800 million revolving credit facility was $661 million due to an outstanding balance of $90 million, as well as a reduction of $49 million for letters of credit outstanding at June 30, 2019. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facilities, was $805 million at June 30, 2019, compared to $1,048 million at September 30, 2018.

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2019 and September 30, 2018.

(In millions)	June 30 2019	September 30 2018
Short-term debt (includes current portion of long-term debt)	$332	$254
Long-term debt (less current portion and debt issuance cost discounts) (a)	2,275	2,275
Total debt	$2,607	$2,529

(a)	Includes $18 million and $21 million of debt issuance cost discounts as of June 30, 2019 and September 30, 2018, respectively.

The current portion of long-term debt was $6 million at June 30, 2019. Debt as a percent of capital employed was 45% and 43% at June 30, 2019 and September 30, 2018, respectively. At June 30, 2019, Ashland’s total debt had an outstanding principal balance of $2,673 million, discounts of $48 million, and debt issuance costs of $18 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: $2 million remaining in 2019, $6 million in 2020, $14 million in 2021, $1,279 million in 2022 and $6 million in 2023.

Ashland credit ratings

Ashland’s corporate credit rating with Standard & Poor’s is BB, while Moody’s Investor Services is Ba2. Moody’s Investor Services and Standard & Poor's outlooks both remained at stable. Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2017 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2019, Ashland is in compliance with all debt agreement covenant restrictions under the 2017 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2017 Credit Agreement is 4.5. The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page 40. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2019, Ashland’s calculation of the consolidated net leverage ratio was 3.6.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement is 3.0. The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2019, Ashland’s calculation of the consolidated interest coverage ratio was 5.6.

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

Total equity

Total equity decreased $189 million since September 30, 2018 to $3,217 million at June 30, 2019. The decrease of $189 million was due to a net income of $94 million, common shares issued under stock incentive and other plans of $8 million, deferred translation losses of $37 million, cash dividends of $48 million, $6 million related to the pension and other postretirement obligation adjustment, and accelerated share repurchase program activity of $200 million.

Stock repurchase program

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of June 30, 2019, $800 million remained available for repurchase under this authorization after the acquisition of 2.2 million shares for $200 million during the third quarter.

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders of record, which was paid in the third quarter of fiscal 2019. This dividend represented a 10% increase over the previous quarters’ dividend. Dividends of 25 cents per share were paid in the first and second quarter of fiscal 2019 and the third and fourth quarters of fiscal 2018. These dividends represented an 11% increase over the previous quarterly cash dividend of 22.5 cents per share paid in the first and second quarters of fiscal 2018.

Capital expenditures

Capital expenditures were $103 million for the nine months ended June 30, 2019 compared to $87 million for the nine months ended June 30, 2018.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2019.

OUTLOOK

Fiscal Year 2019

Ashland updated its financial outlook for fiscal 2019 as shown in the table below.

	Prior FY 2019 Outlook	Updated FY 2019 Outlook
Adjusted EBITDA
Specialty Ingredients	$585 - $610 million	$560 - $570 million
Intermediates & Solvents	$20 - $30 million	$23 - $27 million
Unallocated and other	($45 - $55) million	($50 - $55) million

Key Operating Metrics
Adjusted diluted EPS	$2.90 - $3.20	$2.65 - $2.75
Free cash flow*	~ $165 - $175 million	~ $100 - $110 million

Corporate Items
Depreciation & amortization	~250 million	Reaffirmed
Interest expense	$90 - $100 million	$95 - $100 million
Effective tax rate	14-16%	10-12%
Capital expenditures	~$160 million	Reaffirmed
Diluted share count**	~ 63 million	Reaffirmed

* These figures include approximately $60 million in restructuring payments in the Updated Outlook and an estimated $40 million in the Prior Outlook.

** Includes updated diluted share count associated with the share repurchase.

For the fourth quarter of fiscal 2019, Ashland expects adjusted diluted earnings per share in the range of $0.92-$1.02. This estimate assumes an effective tax rate of 13% percent for the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2019 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting - During the nine months ended June 30, 2019, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2019, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2019. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2019.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2019 is presented below.

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2019 to April 30, 2019	—	$—	—	$1,000
May 1, 2019 to May 31, 2019 (b)	2,236,546	—	2,236,546	800
June 1, 2019 to June 30, 2019	—	—	—	800
Total	2,236,546		2,236,546	$800

(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. The Company's stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2019, $800 million remains available for repurchase under this authorization.

(b)

In May 2019, the Company entered into an accelerated share repurchase program (ASR) to purchase $200 million of the Company’s common stock. In exchange for upfront payments totaling $200 million, the financial institution committed to deliver shares during the ASR’s purchase period, which will end no later than August 2019. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the applicable purchase period based on the volume weighted average price of the Company’s stock during the period. During the third quarter of 2019, 2,236,546 shares were initially delivered to the Company and retired. This does not represent the final number of shares to be delivered under the ASR. The upfront payment of $200 million was accounted for as a reduction to shareholder’s equity in the Company’s Condensed Consolidated Balance Sheet.

ITEM 6. EXHIBITS

(a) Exhibits

2.1

First Amendment to Stock and Asset Purchase Agreement, dated July 1, 2019, between Ashland Global Holdings Inc. and INEOS Enterprises Holdings Limited (pursuant to Item 601(b)(2) of Regulation S-K, exhibits, schedules and certain annexes to the Stock and Asset Purchase Agreement have been omitted; exhibits, schedules and annexes will be supplementally provided to the SEC upon request) (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on July 8, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

10.1*	Ashland Global Holdings Inc. Deferred Compensation Plan for Employees (Amended and Restated Effective as of May 22, 2019).

10.2*	Ashland Global Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of May 22, 2019).

10.3*	Ashland Global Holdings Inc. NonQualified Defined Contribution Plan (Amended and Restated as of May 22, 2019).

10.4*	Ashland Global Holdings Inc. Supplemental Defined Contribution Plan for Certain Employees (Amended and Restated as of May 22, 2019).

10.5*	Form of Restricted Stock Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan.

10.6*	Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan.

10.7*	Form of Restricted Stock Unit Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan.

10.8*	Form of Stock-Settled Performance Unit Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan.

10.9

Master Confirmation – Uncollared Accelerated Share Repurchase, dated May 6, 2019, between Ashland Global Holdings Inc. and Goldman Sachs (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 7, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

31.1*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of William A. Wulfsohn, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2019 and June 30, 2018; (ii) Condensed Consolidated Balance

Sheets at June 30, 2019 and September 30, 2018; (iii) Statements of Consolidated Equity at June 30, 2019; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2019 and June 30, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
July 31, 2019	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)