Form 10-Q
period 2019-12-31
ASHLAND GLOBAL HOLDINGS INC
filed 2020-01-29
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-211719

ASHLAND GLOBAL HOLDINGS INC.

(a Delaware corporation)

I.R.S. No. 81-2587835

8145 Blazer Drive

Wilmington, Delaware 19808

Telephone Number (302) 995-3000

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

At December 31, 2019, there were 60,247,475 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2019	2018
Sales	$533	$576
Cost of sales	380	424
Gross profit	153	152

Selling, general and administrative expense	120	143
Research and development expense	16	17
Equity and other income	—	1
Operating income (loss)	17	(7)

Net interest and other expense	10	55
Other net periodic benefit income	—	18
Net income (loss) on divestitures	3	(3)
Income (loss) from continuing operations before income taxes	10	(47)
Income tax expense (benefit)	(24)	24
Income (loss) from continuing operations	34	(71)
Income (loss) from discontinued operations (net of income taxes)	(2)	23
Net income (loss)	$32	$(48)

PER SHARE DATA
Basic earnings per share - Note M
Income (loss) from continuing operations	$0.57	$(1.14)
Income (loss) from discontinued operations	(0.03)	0.38
Net income (loss)	$0.54	$(0.76)

Diluted earnings per share - Note M
Income (loss) from continuing operations	$0.56	$(1.14)
Income (loss) from discontinued operations	(0.03)	0.38
Net income (loss)	$0.53	$(0.76)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$32	$(48)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	38	(31)
Pension and postretirement obligation adjustment	—	(6)
Other comprehensive income (loss)	38	(37)
Comprehensive income (loss)	$70	$(85)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2019	September 30 2019
ASSETS
Current assets
Cash and cash equivalents	$157	$232
Accounts receivable (a)	441	481
Inventories - Note F	633	597
Other assets	53	64
Current assets held for sale - Note B	60	59
Total current assets	1,344	1,433
Noncurrent assets
Property, plant and equipment
Cost	3,155	3,165
Accumulated depreciation	1,580	1,588
Net property, plant and equipment	1,575	1,577
Goodwill - Note G	2,274	2,253
Intangibles - Note G	1,072	1,088
Operating lease assets, net - Note I	157	—
Restricted investments - Note E	314	310
Asbestos insurance receivable - Note L	156	157
Deferred income taxes	23	23
Other assets	411	410
Total noncurrent assets	5,982	5,818
Total assets	$7,326	$7,251

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$179	$166
Trade and other payables	234	313
Accrued expenses and other liabilities	245	271
Current operating lease obligations - Note I	24	—
Current liabilities held for sale - Note B	6	7
Total current liabilities	688	757
Noncurrent liabilities
Long-term debt - Note H	1,502	1,501
Asbestos litigation reserve - Note L	540	555
Deferred income taxes	250	264
Employee benefit obligations - Note K	152	150
Operating lease obligations - Note I	143	—
Other liabilities	426	453
Total noncurrent liabilities	3,013	2,923
Commitments and contingencies - Note L
Stockholders’ equity	3,625	3,571

Total liabilities and stockholders' equity	$7,326	$7,251

(a)	Accounts receivable includes an allowance for doubtful accounts of $3 million at both December 31, 2019 and September 30, 2019.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss)	(a)	Total
BALANCE AT SEPTEMBER 30, 2019	$1	$756	$3,224	$(410)		$3,571
Total comprehensive income (loss)
Net Income			32			32
Other comprehensive income				38		38
Regular dividends, $0.275 per common share			(17)			(17)
Common shares issued under stock incentive and other plans (b)		1				1
BALANCE AT DECEMBER 31, 2019	$1	$757	$3,239	$(372)		$3,625

(a)

At December 31, 2019 and September 30, 2019, the after-tax accumulated other comprehensive loss of $372 million and $410 million, respectively, was each comprised of net unrealized translation losses of $370 million and $408 million, respectively, and unrecognized prior service costs of $2 million each.

(b)	Common shares issued were 70,461 for the three months ended December 31, 2019.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2019	2018
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM
CONTINUING OPERATIONS
Net income (loss)	$32	$(48)
Income (loss) from discontinued operations (net of income taxes)	2	(23)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	61	81
Original issue discount and debt issuance costs amortization	2	2
Deferred income taxes	(12)	3
Stock based compensation expense	4	7
(Income) loss from restricted investments	(13)	28
Excess tax benefit on stock based compensation	—	1
Net (income) loss on divestitures	—	3
Pension contributions	(1)	(1)
Gain on pension and other postretirement plan remeasurements	—	(18)
Change in operating assets and liabilities (a)	(109)	(44)
Total cash flows used by operating activities from continuing operations	(34)	(9)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM
CONTINUING OPERATIONS
Additions to property, plant and equipment	(29)	(33)
Proceeds from disposal of property, plant and equipment	—	4
Net purchase of funds restricted for specific transactions	(1)	(2)
Reimbursement from restricted investments	10	8
Proceeds from sales of securities	4	—
Purchase of securities	(4)	—
Proceeds from the settlement of derivative instruments	—	1
Payments for the settlement of derivative instruments	—	(2)
Total cash flows used by investing activities from continuing operations	(20)	(24)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
FROM CONTINUING OPERATIONS
Repayment of long-term debt	—	(1)
Proceeds from (repayment of) short-term debt	14	(26)
Cash dividends paid	(16)	(16)
Stock based compensation employee withholding taxes paid in cash	(5)	(7)
Total cash flows used by financing activities from continuing operations	(7)	(50)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(61)	(83)
Cash provided (used) by discontinued operations
Operating cash flows	(17)	(58)
Investing cash flows	2	(2)
Total cash used by discontinued operations	(15)	(60)
Effect of currency exchange rate changes on cash and cash equivalents	1	(2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75)	(145)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	232	294
CASH AND CASH EQUIVALENTS - END OF PERIOD	$157	$149

(a)	Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Additionally, certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation, as further described in this section. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Results of operations for the period ended December 31, 2019 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

On August 30, 2019, Ashland completed the sale of its Composites business (excluding Ashland’s maleic anhydride business (Maleic business)) and its butanediol facility in Marl, Germany (Marl facility). This disposal group represented a strategic shift in Ashland’s business and in accordance with U.S. GAAP, qualified as a discontinued operation. Accordingly, Composites (including the Maleic business) and the Marl facility assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements. See Notes B and C for additional information on this divestiture.

As a result of classifying the Composites reporting segment as a discontinued operation, Ashland is now comprised of two reportable segments: Specialty Ingredients and Intermediates and Solvents. The financial information reported for Intermediates and Solvents excludes the activity from the Marl facility due to the divestiture.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The following standards relevant to Ashland were either issued or adopted in the current period or will become effective in a subsequent period.

Leases

Effective October 1, 2019, Ashland adopted new accounting guidance related to lease transactions.  The adoption of the new lease guidance resulted in the recognition of right-of-use assets and operating lease liabilities of $174 million as of October 1, 2019. The adoption did not have a material impact on Ashland’s results of operations, cash flows or debt covenants. Results for reporting periods beginning after October 1, 2019 are presented under the new accounting guidance for leases, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting treatment. Ashland elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification.

Ashland determines if an arrangement contains a lease at inception. Ashland recognizes right-of-use assets and liabilities associated with leases based on the present value of the future minimum lease payments over the lease term at the later of the commencement date of the lease or the October 1, 2019 implementation date. Ashland uses its incremental borrowing rate at the recognition date in determining the present value of future payments for leases that do not have a readily determinable implicit rate. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that the option will be exercised. For leases that include residual value guarantees or payments for terminating the lease, Ashland includes these costs in the lease liability when it is probable that we will incur them. Right-of-use assets and obligations for short-term leases (leases with an initial term of 12 months or less) are not recognized in the condensed consolidated balance sheet. Lease expense for short-term leases is recognized on a straight-line basis over the lease term. When contracts contain lease and non-lease components, the Company generally accounted for both components as a single lease component.

For additional information, see Note I.

Other accounting pronouncements

In February 2018, the FASB issued guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income (AOCI) as a result of U.S. tax reform legislation to retained earnings. Additionally, this guidance requires entities to disclose whether they made an election to reclassify the tax effects and to disclose their accounting policy for releasing income tax effects from AOCI. This guidance became effective for Ashland on October 1, 2019. Ashland did not elect to reclassify the disproportionate amount in AOCI to retained earnings. Ashland estimated the impact of this guidance to be approximately $3 million. Ashland’s accounting policy for releasing income tax effects from AOCI is under the individual units of account method for items sold, terminated or extinguished from AOCI.

In August 2017, the FASB issued accounting guidance amending the existing hedge accounting model to simplify various hedge documentation requirements while also expanding hedging abilities for certain nonfinancial and financial risk components. This guidance became effective for Ashland on October 1, 2019 and had no impact on the Consolidated Financial Statements.

In June 2016, the FASB issued amended accounting guidance related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The amended accounting guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance will become effective for Ashland on October 1, 2020. Ashland is in the process of evaluating the effect this amended accounting guidance will have on our consolidated financial position and results of operations; however, we do not expect the amended accounting guidance to have a material impact to Ashland’s Consolidated Financial Statements.

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

On August 30, 2019 Ashland completed the sale of its Composites business (excluding the Maleic business) and butanediol manufacturing facility in Marl, Germany to INEOS.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero and $12 million during the three months ended December 31, 2019 and 2018, respectively.

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. Ashland recognized transition service fee income of $3 million during the three month period ending December 31, 2019.

Held for sale classification

The assets and liabilities of the Maleic business, along with other planned corporate asset divestitures as of December 31, 2019 and September 30, 2019 have been reflected as assets and liabilities held for sale. As a result, in accordance with U.S. GAAP standards, depreciation and amortization were not being recorded within the Statements of Consolidated Comprehensive Income (Loss) and the Condensed Consolidated Balance Sheets. These assets and liabilities are comprised of the following components:

	December 31	September 30
(In millions)	2019	2019
Accounts receivable, net	$4	$5
Inventories	3	3
Net property, plant and equipment	34	34
Goodwill	14	14
Other assets	5	3
Current assets held for sale	$60	$59

Trade and other payables	$5	$6
Accrued expenses and other liabilities	1	1
Current liabilities held for sale	$6	$7

NOTE C– DISCONTINUED OPERATIONS

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

As previously described in Note B, Ashland has completed the previously announced sale of its Composites business (excluding the Maleic business) and butanediol manufacturing facility in Marl, Germany to INEOS. Ashland determined that this disposal group qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and had a major effect on Ashland's operations and financial results. Accordingly, the operating results and cash flows for Composites business (including the Maleic business) and the Marl facility have been classified as discontinued operations within the Condensed Consolidated Financial Statements for all periods presented.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$—	$25
Valvoline	(1)	—
Water Technologies	(1)	(1)
Distribution	—	(1)
	$(2)	$23

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three months ended December 31, 2019 and 2018. Interest expense was allocated to discontinued operations based on Ashland’s mandatory debt prepayments upon the disposition of Composites and the Marl facility for applicable periods only. Although the Maleic business was not sold to INEOS, this business was operated under the Composites business and Marl facility disposal group and will continue to be reported in discontinued operations.

	Three months ended
	December 31
(In millions)	2019	2018
Income (loss) from discontinued operations attributable
to Composites/Marl facility
Sales	$12	$275
Cost of sales	(10)	(217)
Selling, general and administrative expense	(2)	(22)
Research and development expense	—	(3)
Equity and other income	2	3
Pretax operating income of discontinued operations	2	36
Net interest and other financing expense	—	(6)
Pretax income of discontinued operations	2	30
Income tax expense	(2)	(5)
Income from discontinued operations	$—	$25

NOTE D – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Severance costs

During fiscal 2018, Ashland initiated a company-wide cost reduction program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer (VSO) to certain qualifying employees that was formally approved during 2018. Additionally, during fiscal 2018, an involuntary program for employees was also initiated as part of the restructuring program. During the three months ended December 31, 2019 and 2018, these programs resulted in additional severance expense of $1 million and $4 million, respectively, which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). As of December 31, 2019, the severance reserve for the company-wide restructuring program was $5 million.

Facility costs

Ashland incurred zero and $7 million of lease abandonment charges during the three months ended December 31, 2019 and 2018, respectively, due to the exit from certain office facilities in conjunction with the company-wide cost reduction program. The costs related to this reserve were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) and are paid over the remaining lease terms.  As of December 31, 2019, the reserve for facility costs was $6 million.

The following table details at December 31, 2019, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the three months ended December 31, 2019. The severance and facility cost reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018.

(In millions)	Severance costs	Facility costs	Total
Balance at of September 30, 2019	7	7	14
Restructuring reserve	1	—	1
Utilization (cash paid)	(3)	(1)	(4)
Balance at December 31, 2019	$5	$6	11

(In millions)	Severance costs	Facility costs	Total
Balance at of September 30, 2018	36	7	43
Restructuring reserve	4	7	11
Utilization (cash paid)	(8)	(3)	(11)
Balance at December 31, 2018	$32	$11	43

Other restructuring activities

Plant restructuring

During the three months ended December 31, 2018, Specialty Ingredients committed to a cost reduction plan within an existing manufacturing facility.  As a result, restructuring charges of $27 million were recorded for the three months ended December 31, 2018 primarily within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) consisting of $19 million in accelerated depreciation and amortization, $5 million in severance and $3 million of plant closure costs. As of December 31, 2019, there was no restructuring reserve related to this plant restructuring.

Executive transition severance costs

During the three months ended December 31, 2019, Ashland incurred severance expense of $3 million attributable to executive management changes within the organization. As of December 31, 2019, the severance reserve associated with this transition was $3 million.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2019.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157	$157	$157	$—	$—
Restricted investments (a)	338	338	338	—	—
Investment of captive insurance company (b)	6	6	6	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$502	$502	$501	$1	$—
Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments is $24 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2019.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$232	$232	$232	$—	$—
Restricted investments (a)	334	334	334	—	—
Investment of captive insurance company (b)	5	5	5	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$573	$573	$571	$2	$—
Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments is $24 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of December 31, 2019 and September 30, 2019:

(In millions)	December 31 2019	September 30 2019
Original cost	$335	$335
Accumulated adjustments, net (a)	(30)	(47)
Adjusted cost, beginning of year	305	288
Investment income (b)	4	10
Net unrealized gain (c)	38	29
Realized gains (c)	—	32
Settlement funds	1	7
Disbursements	(10)	(32)
Fair value	$338	$334

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and corporate bond mutual funds.
(c)	Presented under the original cost method.

The following table presents gross unrealized gains and losses for the restricted investment securities as of December 31, 2019 and September 30, 2019:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019
Demand deposit	$8	$—	$—	$8
Equity mutual fund	120	33	—	153
Corporate bond mutual fund	172	5	—	177
Fair value	$300	$38	$—	$338

As of September 30, 2019
Demand deposit	$9	$—	$—	$9
Equity mutual fund	120	24	(2)	142
Corporate bond mutual fund	176	7	—	183
Fair value	$305	$31	$(2)	$334

The following table presents the investment income, net unrealized gains and losses, realized gains and disbursements related to the investments within the portfolio for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Investment income	$4	$3
Net gains (losses) realized (a)	9	(30)
Disbursements	(10)	(8)

(a)

Ashland determined that all unrealized gains and losses were related to equity securities with readily determinable fair values. Due to the new accounting guidance adopted in the first quarter of fiscal 2019, the net unrealized gains (losses) during the three months ended December 31, 2018 and forward were recorded within the net interest and other expense caption in the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three months ended December 31, 2019 and 2018 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2019	2018
Foreign currency derivative gains (losses)	$1	$1

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2019 and September 30, 2019 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2019	2019
Foreign currency derivative assets	$1	$2
Notional contract values	160	271

Foreign currency derivative liabilities	$2	$2
Notional contract values	330	168

Other financial instruments

At both December 31, 2019 and September 30, 2019, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,513 million, compared to a fair value of $1,681 million and $1,680 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	December 31, 2019	September 30, 2019
Finished products	$443	$400
Raw materials, supplies and work in process	190	197
	$633	$597

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland reviews goodwill and indefinite-lived intangible assets for impairment annually or when events and circumstances indicate an impairment may have occurred. This annual assessment is performed as of July 1 and consists of Ashland determining each reporting unit’s current fair value compared to its current carrying value. For its July 1, 2019 assessment, Ashland determined that its reporting units for the allocation of goodwill were its two reportable segments: Specialty Ingredients and Intermediates and Solvents. At that time, Ashland determined no additional impairment existed.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2019.

	Specialty	Intermediates
(In millions)	Ingredients	and Solvents	(a)	Total
Balance at September 30, 2019	$2,253	$—		$2,253
Currency translation	21	—		21
Balance at December 31, 2019	$2,274	$—		$2,274

(a)	As of December 31, 2019 and September 30, 2019, there was accumulated impairment of $90 million related to the Intermediates and Solvents reportable segment.

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

Intangible assets were comprised of the following as of December 31, 2019 and September 30, 2019.

	December 31, 2019
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(30)	$36
Intellectual property	717	(405)	312
Customer and supplier relationships	750	(304)	446
Total definite-lived intangibles	1,533	(739)	794

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,811	$(739)	$1,072

	September 30, 2019
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(29)	$37
Intellectual property	712	(391)	321
Customer and supplier relationships	744	(292)	452
Total definite-lived intangibles	1,522	(712)	810

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,800	$(712)	$1,088

Amortization expense recognized on intangible assets was $21 million and $22 million for the three months ended December 31, 2019 and 2018, respectively, and is included in the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $85 million in 2020 (includes three months actual and nine months estimated), $85 million in 2021, $84 million in 2022, $84 million in 2023 and $70 million in 2024. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	December 31, 2019	September 30, 2019
4.750% notes, due 2022	$1,081	$1,080
6.875% notes, due 2043	374	374
Accounts receivable securitizations	157	144
6.50% junior subordinated notes, due 2029	55	54
Other (a)	14	15
Total debt	1,681	1,667
Short-term debt (includes current portion of long-term debt)	(179)	(166)
Long-term debt (less current portion)	$1,502	$1,501

(a)

Includes $11 million and $12 million of debt issuance cost discounts as of December 31, 2019 and September 30, 2019, respectively. Additionally, as December 31, 2019 and September 30, 2019, Other included a European short-term loan facility with an outstanding balance of $22 million for each period.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of December 31, 2019: zero remaining in 2020, zero in 2021, $1,083 million in 2022, zero in 2023 and zero in 2024.

See Note R for subsequent events related to Ashland’s debt.

Available borrowing capacity

The borrowing capacity remaining under the 2017 $800 million Revolving Credit Facility was $766 million due to a reduction of $34 million for letters of credit outstanding as of December 31, 2019. Ashland's total borrowing capacity at December 31, 2019 was $793 million, which included $27 million of available capacity from the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2019, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2017 Credit Agreement) is 4.5. At December 31, 2019, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement during its entire duration is 3.0. At December 31, 2019, Ashland’s calculation of the interest coverage ratio was 5.9.

NOTE I – LEASING ARRANGEMENTS

Ashland determines if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. All of Ashland’s leases are operating leases. Real estate leases represent approximately 87% of the total lease liability. Operating lease assets and obligations are reflected within operating lease assets, net, current operating lease obligations, and non-current operating lease obligations captions on the Condensed Consolidated Balance Sheets.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Statements of Consolidated Comprehensive Income (Loss) were as follows:

(In millions)	Location	Three months ended December 31, 2019
Lease cost:
Operating lease cost	Selling, General & Administrative	$5
Operating lease cost	Cost of Sales	4
Variable lease cost	Selling, General & Administrative	—
Variable lease cost	Cost of Sales	1
Short-term leases	Selling, General & Administrative	—
Total operating lease cost		$10

The following table summarizes Ashland’s lease assets and liabilities as presented in the December 31, 2019 Condensed Consolidated Balance Sheet:

(In millions)	December 31 2019
Assets
Operating lease assets	$157
Total lease assets	157

Liabilities
Current operating lease obligations	$24
Non-current operating lease obligations	143
Total lease liabilities	$167

Ashland often has options to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at our sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2019 was 16 years.

Residual value guarantees are not common within Ashland’s lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within our leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate.  The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral.  Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2019 was 2.9%. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations was less than $1 million for the three months ended December 31, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities:

(In millions)	As of December 31, 2019
Operating cash flows from operating leases	$9

Maturity Analysis of Lease Liabilities

Maturities of lease liabilities are shown below as of December 31, 2019:

(In millions)	As of December 31, 2019
Remainder of 2020	$21
2021	27
2022	34
2023	15
2024	13
Thereafter	$110
Total lease payments	220
Less amount of lease payment representing interest	(53)
Total present value of lease payments	$167

As of September 30, 2019, under the previous guidance, the future minimum rental payments are as follows:

(In millions)	As of September 30, 2019
2020	$29
2021	27
2022	34
2023	15
2024	13
Thereafter	110
Total lease payments	$228

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 240% for the three months ended December 31, 2019. The current quarter tax rate was impacted by income mix, as well as $27 million from favorable tax discrete items primarily from the tax benefit related to the Swiss Tax Reform enacted in the current quarter.

Prior fiscal year

The overall effective tax rate was negative 51% for the three months ended December 31, 2018 and was primarily impacted by income mix, certain nondeductible restructuring costs, as well as, $30 million from unfavorable tax discrete items including the 2017 Tax Cuts and Jobs Act.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2019.

(In millions)
Balance at October 1, 2019	$165
Increases related to positions taken on items from prior years	$2
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	1
Lapse of statute of limitations	(1)
Balance at December 31, 2019	$166

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $1 million and $3 million for continuing operations. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the three months ended December 31, 2019, Ashland contributed $1 million to its non-U.S. pension plans and zero to its U.S. pension plans. Ashland expects to make additional contributions of approximately $4 million to its non-U.S. plans during the remainder of 2020.

Plan remeasurement

Ashland settled a non-U.S. pension plan during the three months ended December 31, 2018, which required the plan to be remeasured. This remeasurement resulted in a curtailment gain of $18 million.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2019	2018	2019	2018
Three months ended December 31
Service cost	$1	$2	$—	$—
Interest cost	2	3	1	—
Expected return on plan assets	(3)	(3)	—	—
Curtailment	—	(18)	—	—
Actuarial (gain) loss	—	—	—	—
Total net periodic benefit costs	$—	$(16)	$1	$—

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

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

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

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained Nathan Associates Inc. (Nathan). The methodology used by Nathan to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Nathan estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2019	2018	2019	2018	2017
Open claims - beginning of year	53	53	53	54	57
New claims filed	—	1	2	2	2
Claims settled	—	(1)	(1)	(1)	(1)
Claims dismissed	(2)	—	(1)	(2)	(4)
Open claims - end of period	51	53	53	53	54

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

During the most recent annual update of this estimate completed during the June 2019 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $1 million. Total reserves for asbestos claims were $342 million at December 31, 2019 compared to $352 million at September 30, 2019.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2019	2018	2019	2018	2017
Asbestos reserve - beginning of year	$352	$380	$380	$419	$415
Reserve adjustment	—	—	1	(8)	36
Amounts paid	(10)	(11)	(29)	(31)	(32)
Asbestos reserve - end of period (a)	$342	$369	$352	$380	$419

(a)	Included $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both December 31, 2019 and September 30, 2019.

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

At December 31, 2019, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $122 million (excluding the Hercules receivable for asbestos claims) compared to $123 million at September 30, 2019. During the June 2019 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $5 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2019	2018	2019	2018	2017
Insurance receivable - beginning of year	$123	$140	$140	$155	$151
Receivable adjustment	—	—	(5)	(5)	15
Insurance settlement	—	—	—	—	(5)
Amounts collected	(1)	(1)	(12)	(10)	(6)
Insurance receivable - end of period (a)	$122	$139	$123	$140	$155

(a)	Included $15 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of both December 31, 2019 and September 30, 2019.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2019	2018	2019	2018	2017
Open claims - beginning of year	13	13	13	12	15
New claims filed	—	—	1	2	1
Claims dismissed	—	(1)	(1)	(1)	(4)
Open claims - end of period	13	12	13	13	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during the June 2019 quarter, it was determined that the liability for Hercules asbestos-related claims should be decreased by $10 million. Total reserves for asbestos claims were $247 million at December 31, 2019 compared to $252 million at September 30, 2019.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2019	2018	2019	2018	2017
Asbestos reserve - beginning of year	$252	$282	$282	$323	$321
Reserve adjustments	—	—	(10)	(19)	16
Amounts paid	(5)	(6)	(20)	(22)	(14)
Asbestos reserve - end of period (a)	$247	$276	$252	$282	$323

(a)	Included $21 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both December 31, 2019 and September 30, 2019.

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

As of December 31, 2019, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $49 million. During the June 2019 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $5 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2019	2018	2019	2018	2017
Insurance receivable - beginning of year	$49	$54	$54	$68	$63
Receivable adjustment	—	—	(5)	(14)	5
Insurance receivable - end of period	$49	$54	$49	$54	$68

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $600 million for the Ashland asbestos-related litigation (current reserve of $342 million) and approximately $450 million for the Hercules asbestos-related litigation (current reserve of $247 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At December 31, 2019, such locations included 80 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 113 current and former operating facilities (including certain operating facilities conveyed as part of the MAP Transaction) and about 1,225 service station properties, of which 29 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $179 million at December 31, 2019 compared to $186 million at September 30, 2019, of which $137 million at December 31, 2019 and $143 million at September 30, 2019 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Reserve - beginning of period	$186	$187
Disbursements	(9)	(6)
Revised obligation estimates and accretion	2	3
Reserve - end of period	$179	$184

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2019 and September 30, 2019, Ashland’s recorded receivable for these probable insurance recoveries was $12 million and $13 million, of which $11 million and $12 million at December 31, 2019 and  September 30, 2019 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Environmental expense	$2	$3
Accretion	—	—
Legal expense	2	1
Total expense	4	4

Insurance receivable (a)	—	(1)
Total expense, net of receivable activity	$4	$3

(a)	Activity of $0 denotes value less than $1 million.

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

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2019 and September 30, 2019. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2019.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million and 1 million at December 31, 2019 and 2018, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2019	2018
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$34	$(71)
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	60	63
Share based awards convertible to common shares (a)	1	—
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	61	63
EPS from continuing operations
Basic	$0.57	$(1.14)
Diluted	0.56	(1.14)

(a)

As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2018, the effect of the share-based awards convertible to common shares would be antidilutive. In accordance with U.S. GAAP, they have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in the third and fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2019			2018
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$38	$—	$38	$(31)	$—	$(31)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service costs	—	—	—	(7)	1	(6)
Total other comprehensive income (loss)	$38	$—	$38	$(38)	$1	$(37)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions)	2019	2018
Common stock and paid in capital
Balance, beginning of period	$757	$947
Common shares issued under stock incentive and other plans (a)	1	1
Balance, end of period	758	948
Retained earnings
Balance, beginning of period	3,224	2,750
Adoption of new accounting pronouncements (b)	—	33
Net income (loss)	32	(48)
Regular dividends	(17)	(16)
Balance, end of period	3,239	2,719
Accumulated other comprehensive income (loss)
Balance, beginning of period	(410)	(291)
Adoption of new accounting pronouncements (b)	—	(34)
Unrealized translation gain (loss)	38	(31)
Pension and postretirement obligation adjustment	—	(6)
Net change in investment securities	—	—
Balance, end of period	(372)	(362)
Total stockholders' equity	$3,625	$3,305
Cash dividends declared per common share	0.275	0.250

(a)	Common shares issued were 70,461 shares and 140,614 shares for the three months ended December 31, 2019 and 2018, respectively.
(b)	Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and tax effects of intercompany transfers during fiscal 2019.

NOTE O – STOCK INCENTIVE PLANS

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

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2019 (a)	2018 (b)
SARs	$2	$2
Nonvested stock awards	2	4
Performance share awards	1	—
	$5	$6

(a)	Included $1 million of expense related to cash-settled nonvested restricted stock awards and zero related to cash-settled performance units during the three months ended December 31, 2019.
(b)

Included $1 million of expense related to cash-settled nonvested restricted stock awards and $2 million of income related to cash-settled performance units during the three months ended December 31, 2018.

SARs

SARs are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs generally lapse ten years after the date of grant. SARs granted for the three months ended December 31, 2019 and 2018 were 231 thousand and 300 thousand, respectively. As of December 31, 2019, there was $7 million of total unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted-average period of 2.2 years. Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model. This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Nonvested stock awards

Nonvested stock awards are granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and generally vest over a one-to-three-year period. However, such shares or units are subject to forfeiture upon termination of service before the vesting period ends. Only nonvested stock awards granted in the form of shares entitle employees or directors to vote the shares. Dividends on nonvested stock awards granted are in the form of additional units or shares of nonvested stock awards, which are subject to vesting and forfeiture provisions.

Stock-settled nonvested stock awards

Nonvested stock awards granted in the form of shares were 86 thousand and 81 thousand for the three months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $10 million of total unrecognized compensation costs related to these nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of December 31, 2019, 92 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $1 million and $1 million during the three months ended December 31, 2019 and 2018, respectively.

Executive performance incentive and retention program

During 2016, certain executives were granted performance-based restricted shares of Ashland in order to provide an incentive to remain employed in the period after the full separation of Ashland and Valvoline. At December 31, 2019, all shares outstanding in connection with these awards were paid. The expense recognition for these awards commenced upon completing the full separation of Valvoline which occurred on May 12, 2017 and resulted in zero and $1 million of expense for the three months ended December 31, 2019 and 2018, respectively.

Performance awards

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are partially tied to Ashland’s overall financial performance relative to internal targets. Additionally, certain outstanding performance awards are tied to Ashland's overall financial performance relative to the financial performance of selected industry peer groups. Awards are granted annually, with each award covering a three-year vesting period. Awards settled in shares are recorded as a component of stockholders’ equity while awards settled in cash are recorded as a liability within the Condensed Consolidated Balance Sheets.

The performance measure used to determine the actual number of performance shares/units issuable upon vesting is the financial performance of Ashland compared to award targets. The financial performance award metric is considered a performance condition under applicable U.S. GAAP. Additionally, the actual number of performance shares/units issuable upon vesting for some grants can be potentially increased or decreased based on a TSR performance modifier relative to peers of Ashland. For awards granted in fiscal 2018, 2019 and 2020, each performance share/unit is convertible to one share of Ashland Common Stock.

Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon. Performance shares/units granted for the three months ended December 31, 2019 and 2018 were 51 thousand and 78 thousand, respectively. As of December 31, 2019, there was $8 million of total unrecognized compensation costs related to performance shares/units. That cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE P – REVENUE

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

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $409 million and $435 million as of December 31, 2019 and September 30, 2019, respectively.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment, geographical region and product category, as Ashland believes these categories best depict how management reviews the financial performance of its operations. See the following tables for details:

Sales by geography for the three months ended December 31
(In millions)	Specialty Ingredients		Intermediates and Solvents
Geography	2019	2018	2019	2018
North America	$198	$219	$15	$11
Europe	161	170	5	5
Asia Pacific	103	116	7	6
Latin America & other	43	48	1	1
	$505	$553	$28	$23

Sales by product category for the three months ended December 31
(In millions)	2019	2018
Specialty Ingredients
Cellulosics	$178	$189
Poly-vinyl pyrrolidones	93	95
Adhesives	74	82
Actives	37	37
Vinyl ethers	20	24
Pharmachem	40	59
Other (a)	63	67
	$505	$553

Intermediates and Solvents
Derivatives	$23	$20
Butanediol	5	3
	$28	$23

(a)	Other includes no product category in excess of 10% of sales.

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

Change in Reportable Segments

Ashland’s reportable segments were impacted during fiscal year 2019 due to the disposal of the Composites reportable segment and Intermediates and Solvents Marl facility and reclassification to discontinued operations. As a result, Ashland’s operations are managed by the chief operating decision maker within the following two reportable segments: Specialty Ingredients and Intermediates and Solvents.

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

On August 30, 2019, Ashland completed the sale if its Composites segment (excluding the Maleic business) and Intermediates and Solvents Marl facility. As a result, the financial information for Intermediates and Solvents excludes the activity from the Marl facility due to the divestiture and have been restated in prior periods

Unallocated and Other generally includes items such as certain significant company-wide restructuring activities, including internal separation costs, and legacy costs or adjustments that relate to divested businesses that are no longer operated by Ashland.

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

The following table presents various financial information for each reportable segment for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions - unaudited)	2019	2018
SALES
Specialty Ingredients	$505	$553
Intermediates and Solvents	28	23
	$533	$576
OPERATING INCOME (LOSS)
Specialty Ingredients	$44	$26
Intermediates and Solvents	(12)	—
Unallocated and other	(15)	(33)
	$17	$(7)

NOTE R – SUBSEQUENT EVENTS

Credit Agreements and Refinancing

During January 2020, Ashland LLC and Ashland Services B.V., indirect wholly owned subsidiaries of Ashland, entered into a new senior unsecured credit agreement (the 2020 Credit Agreement) with a group of lenders, replacing the 2017 Credit Agreement.  The 2020 Credit Agreement provides for (i) a $600 million unsecured five-year revolving credit facility (the revolving credit facility) and (ii) a $250 million unsecured five-year delayed draw term loan facility (the term loan facility).  The Credit Agreement is guaranteed by Ashland Global Holdings Inc. and Ashland Chemco Inc., and the obligations of Ashland Services B.V. under the revolving credit facility are guaranteed by Ashland LLC.

The agreement contains financial covenants for leverage and interest coverage ratios akin to those in effect under the 2017 Credit Agreement. The maximum net leverage ratio permitted under the 2020 Credit Agreement is 4.0. The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0.  The Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.

Note Issuance

During January 2020, Ashland Services B.V. completed the issuance of 2.00% senior unsecured notes due 2028 with an aggregate principal amount of €500 million (the 2028 Notes).  The notes are senior unsecured obligations of Ashland Services B.V and initially guaranteed on an unsecured basis by each of Ashland Global Holdings Inc. and Ashland LLC.  Ashland used the net proceeds of the offering (after deducting initial purchasers’ discounts and other fees and expenses), together with the proceeds of the new term loan facility and other funds of Ashland LLC or its subsidiaries, to purchase the existing notes described below in cash tender offers, and to pay fees and expenses associated therewith.

Existing Notes Tender

Proceeds from the new senior unsecured notes, together with the proceeds of the unsecured delayed draw term loan facility and other funds, were used to fund a cash tender offers for Ashland LLC’s 4.750% Senior Notes due 2022 (the 2022 Notes), Ashland LLC’s 6.875% Senior Notes due 2043 (the 2043 Notes), Hercules LLC’s 6.600% Debentures due 2027  (the 2027 Debentures), and Hercules LLC’s 6.500% Junior Subordinated Debentures due 2029 (the 2029 Junior Debentures), and to pay associated fees and expenses.   In January, Ashland exercised its early settlement of the tender offers resulting in $671 million principal amount of 2022 Notes being tendered for an aggregate purchase price of up to $712 million, $92 million principal amount of 2043 Notes being tendered, less than $1 million principal amount of 2027 Debentures being tendered and $3 million principal amount of 2029 Junior Debentures being tendered. The aggregate purchase price for the 2043 Notes, 2027 Debentures and 2029 Junior Debentures was up to $113 million.

In connection with the tender, Ashland expects to recognize greater than $60 million in expense related to accelerated amortization of debt issuance costs, accelerated accretion on debt discounts and premiums, and bond tender premiums.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); severe weather, natural disasters, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a premier global leader in providing specialty materials to customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 4,700 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 60% each for the three months ended December 31, 2019 and 2018. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2019	2018
North America (a)	40%	40%
Europe	31%	31%
Asia Pacific	21%	21%
Latin America & other	8%	8%
	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

Reportable segments

Ashland’s businesses are managed within the following two reportable segments: Specialty Ingredients and Intermediates and Solvents. For further descriptions of each reportable segment, see “Results of Operations – Reportable Segment Review” beginning on page 43.

The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2019	2018
Specialty Ingredients	95%	96%
Intermediates and Solvents	5%	4%
	100%	100%

KEY DEVELOPMENTS

Business results

Ashland recorded net income of $32 million in the current quarter compared to a net loss of $48 million in the prior year quarter. Ashland’s Adjusted EBITDA decreased by 12% to $88 million (see U.S. GAAP reconciliation below under consolidated review). The decrease in Adjusted EBITDA was primarily due to lower sales volumes within the Specialty Ingredients reportable segment and a catalyst changeover at the Intermediates and Solvents Lima facility resulting in additional turnaround spend and lost absorption during the current quarter. These items were partially offset by lower selling, general and administrative expenses as a result of the current company-wide cost reduction program and improved pricing versus changes in raw material costs.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero and $12 million during the three months ended December 31, 2019 and 2018, respectively.

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. Ashland recognized transition service fee income of $3 million during the three month period ending December 31, 2019.

Restructuring Plans

In early May 2018, Ashland announced a company-wide restructuring program to accelerate EBITDA margin growth by creating a leaner, more cost competitive company with improved operating efficiency, faster decision making and a stronger customer focus. Under this program, Ashland intended to eliminate a total of $120 million of existing allocated costs, direct expenses within Specialty Ingredients SG&A, and facility-related costs as follows:

•

Approximately $70 million of costs allocated to the Composites business and to the butanediol manufacturing facility in Marl, Germany, are expected to be offset or eliminated through transfers and reductions. This reduction is intended to eliminate stranded costs.

•	Approximately $50 million of additional costs to be eliminated to drive improved profitability in Specialty Ingredients and adjusted EBITDA margin.

Ashland achieved the full $120 million in run-rate savings by December 31, 2019 meeting this programs objectives.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Use of non-GAAP measures

Ashland has included within this document the following non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

•	EBITDA – net income (loss), plus income tax expense (benefit), net interest and other expenses, and depreciation and amortization.
•

Adjusted EBITDA – EBITDA adjusted for noncontrolling interests, discontinued operations, net income (loss) on acquisitions and divestitures, other income and (expense) and key items (including the remeasurement gains and losses related to pension and other postretirement plans).

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

These non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2017 Credit Agreement are based on similar non-GAAP measures and are defined further in the sections that refer to this metric.

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Key financial results for the three months ended December 31, 2019 and 2018 included the following:

•

Ashland’s net income amounted to $32 million compared to a loss of $48 million for the three months ended December 31, 2019 and 2018, respectively, or income of $0.53 and a loss of $0.76 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $2 million and income of $23 million during the three months ended December 31, 2019 and 2018, respectively.
•

Results from continuing operations, which excludes results from discontinued operations, amounted to income of $34 million and a loss of $71 million for the three months ended December 31, 2019 and 2018, respectively.

•

The effective income tax rates were a benefit of 240% and expense of 51% for the three months ended December 31, 2019 and 2018, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.

•

Ashland incurred pretax net interest and other expense of $10 million and $55 million for the three months ended December 31, 2019 and 2018, respectively.  This includes gains of $9 million and losses of $30 million for gains/losses on restricted investments.

•	Other net periodic benefit income of $18 million for the three months ended December 31, 2018.
•	Net income/loss on divestitures totaled income of $3 million and a loss of $3 million for the three months ended December 31, 2019 and 2018, respectively.
•	Operating (loss) income amounted to an income of $17 million and a loss of $7 million for the three months ended December 31, 2019 and 2018, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Operating income (loss) amounted to an income of $17 million and a loss of $7 million for the three months ended December 31, 2019 and 2018, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below. These operating key items for the applicable periods are summarized as follows:

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

Operating income for the three months ended December 31, 2019 and 2018 included depreciation and amortization of $61 million and $62 million, respectively (which excluded accelerated depreciation and amortization of $19 million for the three months ended 2018).

Non-operating key items affecting EBITDA

•

Gain on pension and other postretirement plan remeasurements – Ashland recognized a remeasurement gain due to the settlement of a non-U.S. pension plan during the prior year quarter.  See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

•	Net income (loss) on divestitures – Ashland recorded a loss related to the impairment of an investment in the prior year quarter.

EBITDA and Adjusted EBITDA

EBITDA totaled $79 million and $93 million for the three months ended December 31, 2019 and 2018, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended
	December 31
(In millions)	2019	2018
Net income (loss)	$32	$(48)
Income tax expense (benefit)	(24)	24
Net interest and other expense	10	55
Depreciation and amortization (a)	61	62
EBITDA	79	93
Loss (income) from discontinued operations (net of tax)	2	(23)
Key items included in EBITDA:
Restructuring, separation and other costs	7	26
Accelerated depreciation	—	19
Gain on pension and other postretirement plan remeasurements	—	(18)
Net loss on divestitures	—	3
Total key items included in EBITDA	7	30
Adjusted EBITDA	$88	$100

Total key items included in EBITDA	$7	$30
Unrealized (gain) loss on securities (b)	(9)	30
Total key items, before tax	$(2)	$60

(a)	Excludes $19 million of accelerated depreciation for the three months ended December 31, 2018.
(b)

Due to the adoption of new accounting guidance in the prior year quarter, the unrealized losses on certain investment securities directly impact earnings and are recorded within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss).  See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

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

	Three months ended
	December 31
	2019	2018
Diluted EPS from continuing operations (as reported)	$0.56	$(1.14)
Key items, before tax:
Restructuring, separation and other costs	0.12	0.71
Gain on pension and other postretirement plan remeasurements	—	(0.29)
Unrealized (gain) loss on securities	(0.15)	0.47
Net loss on divestitures	—	0.05
Key items, before tax	(0.03)	0.94
Tax effect of key items (a)	0.02	(0.11)
Key items, after tax	(0.01)	0.83
Tax specific key items:
Deferred tax rate changes	—	0.03
One-time transition tax	—	0.35
Restructuring and separation activity	—	0.02
Other tax reform	(0.42)	0.05
Tax specific key items (b)	(0.42)	0.45
Total key items	(0.43)	1.28
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.13	$0.14

(a)	Represents the diluted EPS impact from the tax effect of the key items that are previously identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the following caption review section.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three months ended December 31, 2019 and 2018.

	Three months ended December 31
(In millions)	2019	2018	Change
Sales	$533	$576	$(43)

The following table provides a reconciliation of the change in sales between the three months ended December 31, 2019 and 2018.

Three months ended
(In millions)	December 31, 2019
Volume/product mix	$(28)
Plant realignment	(7)
Currency exchange	(4)
Pricing	(4)
Change in sales	$(43)

Sales for the current quarter decreased $43 million compared to the prior year quarter. Lower volume, the impact of plant realignments, unfavorable foreign currency exchange and lower pricing each decreased sales by $28 million, $7 million $4 million and $4 million, respectively.

	Three months ended December 31
(In millions)	2019	2018	Change
Cost of sales	$380	$424	$(44)
Gross profit as a percent of sales	28.7%	26.4%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities. The following table provides a quantified reconciliation of the changes in cost of sales between the three months ended December 31, 2019 and 2018.

Three months ended
(In millions)	December 31, 2019
Changes in:
Plant closure costs	$(34)
Volume/product mix	(11)
Currency exchange	(2)
Production and raw material costs	3
Change in cost of sales	$(44)

Cost of sales for the current quarter decreased $44 million compared to the prior year quarter. The closure of a manufacturing facility during the prior year quarter, unfavorable volume and favorable currency exchange decreased cost of sales by $34 million, $11 million and $2 million, respectively. These decreases were partially offset by higher production and raw material costs which increased cost of sales by $3.

	Three months ended December 31
(In millions)	2019	2018	Change
Selling, general and administrative expense	$120	$143	$(23)
As a percent of sales	22.5%	24.8%

Selling, general and administrative expense for the current quarter decreased $23 million compared to the prior year quarter driving expenses as a percent of sales favorable compared to the prior year quarter. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$10 million of lower operating costs compared to the prior year quarter, primarily due to the overall company-wide cost reduction program.
•	$7 million and $18 million of key items for restructuring, separation and other costs during the current and prior year quarters, respectively.
•	$2 million of favorable foreign currency exchange compared to the prior year quarter.

	Three months ended December 31
(In millions)	2019	2018	Change
Research and development expense	$16	$17	$(1)

Research and development expense declined compared to the prior year quarter, primarily due to the overall company-wide cost reduction program.

	Three months ended December 31
(In millions)	2019	2018	Change
Equity and other income
Equity income (a)	$—	$—	$—
Other income	—	1	(1)
	$—	$1	$(1)

(a)	Activity of $0 denotes value less than $1 million.

Equity and other income remained relatively consistent compared to the prior year quarter.

	Three months ended December 31
(In millions)	2019	2018	Change
Net interest and other expense (income)
Interest expense	$23	$27	$(4)
Interest income	(1)	(1)	—
Loss (income) from restricted investments	(13)	28	(41)
Other financing costs	1	1	—
	$10	$55	$(45)

Net interest and other financing expense decreased by $45 million during the current quarter compared to the prior year quarter. The decrease is primarily due to the impact of restricted investments, which generated income of $13 million in the current quarter compared to losses of $28 million in the prior year quarter. Interest expense decreased $4 million due to lower debt levels during the current quarter compared to the prior year quarter.

	Three months ended December 31
(In millions)	2019	2018	Change
Other net periodic benefit income	$—	$18	$(18)

Other net periodic benefit income during the prior year quarter related to the curtailment gain from the settlement of a non-U.S. pension plan.

	Three months ended December 31
(In millions)	2019	2018	Change
Net income (loss) on divestitures	$3	$(3)	$6

The activity in the current quarter was related to post-closing adjustments for certain divestitures, while activity in the prior year quarter related to the impairment of an investment.

	Three months ended December 31
(In millions)	2019	2018	Change
Income tax expense (benefit)	$(24)	$24	$(48)
Effective tax rate	(240)%	51%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was negative 240% for the three months ended December 31, 2019 and was primarily impacted by income mix, certain nondeductible restructuring costs as well as $27 million from favorable tax discrete items primarily from the tax benefit related to the Swiss Tax Reform enacted in the current quarter.

The overall effective tax rate was 51% for the three months ended December 31, 2018 and was primarily impacted by the prior year quarter income mix and net unfavorable tax discrete adjustments of $30 million related to the enactment of the US Tax Cuts and Jobs Act of 2017 (Tax Act).

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

The effective tax rate during the three months ended December 31, 2019 and 2018 was significantly impacted by the following tax specific key items:

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
•

Other tax reform – Includes the impact from other items related to the Tax Act and other tax law changes including Swiss Tax Reform. The Swiss Tax Reform benefit is an estimate based on ten year income projections and is subject to approval by the Swiss tax authorities. Ashland will monitor this amount and make adjustments as appropriate in future periods. These adjustments also include the impact from the deductibility of compensation items and miscellaneous state tax items.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2019	2018
Loss from continuing operations before income taxes	$10	$(47)
Key items (pre-tax) (a)	(2)	60
Adjusted income from continuing operations
before income taxes	$8	$13

Income tax expense (benefit)	$(24)	$24
Income tax rate adjustments:
Tax effect of key items	(1)	8
Tax specific key items: (b)
Deferred tax rate changes	—	(2)
One-time transition tax	—	(22)
Restructuring and separation activity	—	(1)
Other tax reform	25	(3)
Total income tax rate adjustments	24	(20)
Adjusted income tax expense	$—	$4

Effective tax rate, excluding key items (Non-GAAP) (c)	3%	29%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this MD&A for a summary of the key items, before tax.

(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this MD&A.
(c)	Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2019	2018	Change
Income (loss) from discontinued operation (net of taxes)
Composites/Marl facility	$—	$25	$(25)
Valvoline	(1)	—	(1)
Water Technologies	(1)	(1)	—
Distribution	—	(1)	1
	$(2)	$23	$(25)

As a result of the divestiture of the Composites segment and Marl facility, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this divestiture. In the current quarter, for the Maleic business component of the Composites business not sold to INEOS, the sales and pre-tax operating income included in discontinued operations were $12 million and $2 million, respectively. In the prior year quarter, the sales and pre-tax operating income included in discontinued operations were $275 million and $36 million, respectively. The prior year quarter was primarily attributable to the operations of the Composites segment and the Marl facility sold to INEOS during August 2019.

The activity related to Water Technologies, Valvoline and Distribution was related to post-closing adjustments.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the three months ended December 31, 2019 and 2018.

	Three months ended December 31
(In millions)	2019	2018	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$38	$(31)	$69
Pension and postretirement obligation adjustment	—	(6)	6
	$38	$(37)	$75

Total other comprehensive income, net of tax, for the current quarter increased $75 million compared to the prior year quarter as a result of the following components:

•

For the three months ended December 31, 2019, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $38 million compared to a loss of $31 million for the three months ended December 31, 2018. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

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

Beginning in the second quarter of fiscal 2020, Ashland will change the manner in which it manages the business, moving from a functionally led to a business led organization. This change recognizes that Ashland has a diverse portfolio of businesses with different value propositions for the markets Ashland serves.  The organizational change will allow Ashland to align its business models, resources and cost structure to the specific needs of each business and enable greater ownership and accountability for both short- and long-term performance. Ashland will realign its segment reporting structure commensurate with this organizational change.

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

The following table discloses sales, operating income, depreciation and amortization and statistical operating information by reportable segment for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Sales
Specialty Ingredients	$505	$553
Intermediates and Solvents	28	23
	$533	$576
Operating income (loss)
Specialty Ingredients	$44	$26
Intermediates and Solvents	(12)	—
Unallocated and other	(15)	(33)
	$17	$(7)
Depreciation and amortization
Specialty Ingredients	$58	$77
Intermediates and Solvents	3	3
Unallocated and other	—	1
	$61	$81
Operating information
Specialty Ingredients
Sales per shipping day	$7.7	$8.9
Metric tons sold (thousands)	67.2	72.8
Gross profit as a percent of sales (a)	32.2%	27.1%
Intermediates and Solvents
Sales per shipping day	$0.4	$0.4
Metric tons sold (thousands)	9.9	6.8
Gross profit as a percent of sales (a)	(35.6)%	10.0%

(a)	Gross profit is defined as sales, less cost of sales divided by sales.

Sales by region expressed as a percentage of reportable segment sales for the three months ended December 31, 2019 and 2018 were as follows. Ashland includes only U.S. and Canada in its North American designation.

	Three months ended December 31, 2019
	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents
North America	39%	53%
Europe	32%	19%
Asia Pacific	20%	24%
Latin America & other	9%	4%
	100%	100%

	Three months ended December 31, 2018
	Specialty	Intermediates
Sales by Geography	Ingredients	and Solvents
North America	40%	50%
Europe	31%	21%
Asia Pacific	21%	26%
Latin America & other	8%	3%
	100%	100%

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

December 2019 quarter compared to December 2018 quarter

Specialty Ingredients’ sales decreased $48 million to $505 million in the current quarter. Lower volume and mix, the impact of plant realignments, unfavorable currency exchange and lower pricing decreased sales by $35 million, $7 million, $4 million and $2 million, respectively.

Gross profit during the current quarter increased $12 million compared to the prior year quarter. The net impact of pricing and costs increased gross profit by $32 million, which included $26 million for the impact of the planned closure of a manufacturing facility during the prior year quarter (which included $19 million of accelerated depreciation and amortization).

Additionally, unfavorable foreign currency exchange and lower volume decreased gross profit by $2 million and $16 million, respectively. In total, gross profit margin during the current quarter increased 5.1 percentage points as compared to the prior year quarter to 32.2%.

Selling, general and administrative expenses (which include research and development expenses throughout the reportable segment discussion and analysis) decreased $5 million compared to the prior year quarter due to lower operating costs and favorable foreign currency exchange, which represented $4 million and $1 million of the total decrease, respectively.   Equity and other income increased $1 million compared to the prior year quarter.

Operating income totaled $44 million for the current quarter compared to $26 million in the prior year quarter. Current quarter EBITDA increased $18 million to $102 million, while Adjusted EBITDA decreased $10 million to $102 million. Adjusted EBITDA margin decreased 0.1 percentage points in the current quarter to 20.2%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation for the three months ended December 31, 2019 and 2018 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Ingredients. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items within the prior year quarter related to $28 million of restructuring costs associated with the planned closure of a manufacturing facility (which included $19 million of accelerated depreciation).

	Three months ended
	December 31
(In millions)	2019	2018
Operating income	$44	$26
Depreciation and amortization (a)	58	58
EBITDA	102	84
Accelerated depreciation	—	19
Severance and other restructuring costs	—	9
Adjusted EBITDA	$102	$112

(a)	Excludes $19 million of accelerated depreciation for the three months ended December 31, 2018.

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

December 2019 quarter compared to December 2018 quarter

Intermediates and Solvents’ sales increased $5 million to $28 million in the current quarter. Volume increased sales by $7 million, while lower pricing decreased sales by $2 million.

Gross profit decreased $12 million during the current quarter compared to the prior year quarter primarily due to a $10 million decrease for increased production costs, primarily driven by the Lima facility changeover resulting in additional turnaround spend and absorption lost during the current quarter, and a $2 million reduction for lower pricing. Gross profit margin decreased 45.6 percentage points as compared to the prior year quarter to (35.6)%.

Selling, general and administrative expenses remained consisted with the prior year quarter.

Operating income was a loss of $12 million in the current quarter compared to zero in the prior year quarter. EBITDA decreased $12 million to a loss of $9 million in the current quarter, while EBITDA margin decreased 45.1 percentage points in the current quarter to (32.1)%.

EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2019 and 2018 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. There were no unusual or key items that affected comparability for EBITDA during the current and prior year quarters or periods.

	Three months ended
	December 31
(In millions)	2019	2018
Operating income	$(12)	$—
Depreciation and amortization	3	3
EBITDA	$(9)	$3

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Restructuring activities	$(7)	$(29)
Environmental expenses	(3)	(2)
Other expenses (primarily legacy expenses)	(5)	(2)
Total expense	$(15)	$(33)

December 2019 quarter compared to December 2018 quarter

Unallocated and other recorded expense of $15 million and $33 million for the three months ended December 31, 2019 and 2018, respectively. The current and prior year quarters included charges for restructuring activities of $7 million and $29 million, respectively, which were comprised of the following items:

•	$4 million of executive transition costs during the current quarter;
•	$3 million and $17 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarters; and
•	$12 million of stranded divestiture costs during prior year quarter, primarily related to the planned divestiture of the Composites segment and Marl facility.

FINANCIAL POSITION

Liquidity

Ashland had $157 million in cash and cash equivalents as of December 31, 2019, of which $145 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Cash provided (used) by:
Operating activities from continuing operations	$(34)	$(9)
Investing activities from continuing operations	(20)	(24)
Financing activities from continuing operations	(7)	(50)
Discontinued operations	(15)	(60)
Effect of currency exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	$(75)	$(145)

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$32	$(48)
Income (loss) from discontinued operations (net of income taxes)	2	(23)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	61	81
Original issue discount and debt issuance costs amortization	2	2
Deferred income taxes	(12)	3
Stock based compensation expense	4	7
(Income) loss from restricted investments	(13)	28
Excess tax benefit on stock based compensation	—	1
Net loss on divestitures	—	3
Pension contributions	(1)	(1)
Gain on pension and other postretirement plan remeasurements	—	(18)
Change in operating assets and liabilities (a)	(109)	(44)
Total cash flows used by operating activities from continuing operations	$(34)	$(9)

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows used from operating activities from continuing operations amounted to cash outflows of $34 million and $9 million in the current and prior year quarters, respectively.

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

Changes in net working capital accounted for outflows of $94 million and $47 million for the three months ended December 31, 2019 and 2018, respectively, and were driven by the following:

•

Accounts receivable – There were cash inflows of $40 million and $76 million during the current and prior year quarters, respectively, which were primarily due to collections in excess of sales during the first quarter of each fiscal year.

•	Inventory – There were cash outflows of $38 million and $21 million during the current and prior year quarters, respectively, which were primarily driven by sales volumes.
•	Trade and other payables – There were cash outflows of $96 million and $102 million during the current and prior year quarters, respectively, and primarily related to the timing of certain payments.

The remaining changes to operating assets and liabilities resulted in an outflow of $15 million and an inflow of $3 million in the current and prior year quarters, respectively, and were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current quarter included income from continuing operations of $34 million. Additionally, the current quarter included non-cash adjustments of $61 million for depreciation and amortization, $4 million for stock-based compensation expense and $13 million for income on restricted investments.

Operating cash flows for the prior year quarter included a loss from continuing operations of $71 million. Additionally, the prior year quarter included a non-cash adjustment of $81 million for depreciation and amortization, $7 million for stock-based compensation expense, $28 million for the loss on restricted investments and $18 million for the gain on pension and other postretirement plan remeasurements.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(29)	$(33)
Proceeds from disposal of property, plant and equipment	—	4
Net purchase of funds restricted for specific transactions	(1)	(2)
Reimbursement from restricted investments	10	8
Proceeds from sales of securities	4	—
Purchase of securities	(4)	—
Proceeds from the settlement of derivative instruments	—	1
Payments for the settlement of derivative instruments	—	(2)
Total cash flows used by investing activities from continuing operations	$(20)	$(24)

Cash used by investing activities was $20 million and $24 million for the current and prior year quarters, respectively. The significant cash investing activities for the current quarter primarily related to cash outflows of $29 million for property additions compared to $33 million in the prior year quarter. Additionally, there were reimbursements from the restricted renewable annual asbestos trust of $10 million during the current quarter compared to $8 million in the prior year quarter.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	—	(1)
Proceeds from (repayment of) short-term debt	14	(26)
Cash dividends paid	(16)	(16)
Stock based compensation employee withholding taxes paid in cash	(5)	(7)
Total cash flows used by financing activities from continuing operations	$(7)	$(50)

Cash flows (used) provided by financing activities resulted in outflows of $7 million for the current quarter as compared to $50 million for the prior year quarter.

Significant cash financing activities for the current quarter included short-term cash inflows of $14 million, primarily related to draws on the 2017 Revolving Credit Facility. The current quarter included cash dividends paid of $0.275 per share, for a total of $16 million.

Significant cash financing activities for the prior year quarter included short-term debt net cash outflows of $26 million related to debt outstanding on the 2017 Revolving Credit Facility. The prior year quarter included cash dividends paid of $0.25 per share, for a total of $16 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2019 and 2018.

	Three months ended
	December 31
(In millions)	2019	2018
Cash provided (used) by discontinued operations
Operating cash flows	$(17)	$(58)
Investing cash flows	2	(2)
Total cash used by discontinued operations	$(15)	$(60)

Cash flows for discontinued operations in the current quarter related to previously divested businesses, including net payments of asbestos and environmental liabilities.

Cash flows for discontinued operations in the prior year quarter included cash outflows of $44 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed quarters. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2019	2018
Total cash flows used by operating activities from continuing operations	$(34)	$(9)
Adjustments:
Additions to property, plant and equipment	(29)	(33)
Free cash flows (a)	$(63)	$(42)

(a)	Includes $6 million and $19 million of restructuring payments for the three months ended December 31, 2019 and 2018, respectively.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $656 million and $676 million as of December 31, 2019 and September 30, 2019, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 88% and 94% of current liabilities (excluding current liabilities held for sale) as of December 31, 2019 and September 30, 2019, respectively.

The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2019 and September 30, 2019.

(In millions)	December 31 2019	September 30 2019
Cash and investment securities
Cash and cash equivalents	$157	$232

Unused borrowing capacity
Revolving credit facility	$766	$752
Accounts receivable securitizations	27	48

The borrowing capacity remaining under the $800 million revolving credit facility was $766 million due to a reduction of $34 million for letters of credit outstanding at December 31, 2019. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facilities, was $950 million at December 31, 2019, compared to $1,032 million at September 30, 2019.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2019 and September 30, 2019.

(In millions)	December 31 2019	September 30 2019
Short-term debt (includes current portion of long-term debt)	$179	$166
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,502	1,501
Total debt	$1,681	$1,667

(a)	Includes $11 million and $12 million of debt issuance cost discounts as of December 31, 2019 and September 30, 2019, respectively.

Debt as a percent of capital employed was 32% at December 31, 2019 and at September 30, 2019. At December 31, 2019, Ashland’s total debt had an outstanding principal balance of $1,739 million, discounts of $47 million, and debt issuance costs of $11 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: zero remaining in 2020, zero in 2021, $1083 million in 2022, zero in 2023 and zero in 2024.

See Note R of the Notes to Condensed Consolidated Financial Statements for subsequent events related to Ashland’s debt.

Ashland credit ratings

Ashland’s corporate credit rating with Standard & Poor’s is BB+, while Moody’s Investor Services is Ba1. Moody’s Investor Services and Standard & Poor's outlooks both remained at stable. Subsequent changes to these ratings may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2017 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2019, Ashland is in compliance with all debt agreement covenant restrictions under the 2017 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2017 Credit Agreement is 4.5. The 2017 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2017 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2019, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2017 Credit Agreement is 3.0. The 2017 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2019, Ashland’s calculation of the consolidated interest coverage ratio was 5.9.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.1x effect on the consolidated interest coverage ratio. The average change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

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

Total equity

Total equity increased $54 million since September 30, 2019 to $3,625 million at December 31, 2019. The increase of $54 million was due to net income of $32 million, deferred translation gains of $38 million, and $1 million of common shares issued under stock incentive and other plans offset by dividends of $17 million.

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in the third and fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.

Capital expenditures

Capital expenditures were $29 million for the three months ended December 31, 2019 compared to $33 million for the three months ended December 31, 2018.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2019.

Goodwill and other indefinite-lived intangible assets

Ashland reviews goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred.  There were no events giving rise to an interim impairment assessment at December 31, 2019, although Ashland continues to closely monitor its Specialty Ingredients (ASI) reporting unit’s performance and the impact of recent declines in sales and continued competitive pricing pressures among other items.

Ashland’s assessment of an impairment on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if significant events happen and/or circumstances change that effect the previously mentioned assumptions included in Ashland’s Form 10-K, which could result in impairment charges in future periods.  Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital for market participant, royalty and discount rates, and internal segmentation realignments.

Ashland’s planned completion of the organizational changes to move from a functionally led to a business led organization could cause a change in reporting units in future periods, thereby requiring quantitative impairment assessments at that time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2019 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2019, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2019, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 80 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2019. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2019.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended December 31, 2019.

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased		Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2019 to October 31, 2019	—		$—	—	$800
November 1, 2019 to November 30, 2019	15,196	(b)	78.65	—	800
December 1, 2019 to December 31, 2019	—		—	—	800
Total	15,196			—	$800

(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. The Company's stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of December 31, 2019, $800 million remains available for repurchase under this authorization.

(b)	Shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.

ITEM 6. EXHIBITS

(a) Exhibits

4.1

Indenture dated January 23, 2020, among Ashland Services B.V., Ashland Global Holdings Inc., Ashland LLC and U.S. Bank National Association, as trustee, in respect of the Senior Euro-Denominated Notes due 2028 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on January 23, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

10.1

Credit Agreement dated as of January 10, 2020, among Ashland Global Holdings Inc., Ashland Chemco Inc., Ashland LLC, Ashland Services B.V., each lender from time to time party thereto, the Bank of Nova Scotia, as administrative agent, swing line lender and a letter of credit issuer, each other letter of credit issuer from time to time party thereto and Citibank, N.A., as syndication agent (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 10, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

10.2*	Separation Agreement and General Release between Jack William Heitman, Jr. and Ashland LLC, effective as of December 31, 2019.

10.3*	Separation Agreement and General Release between William A. Wulfsohn and Ashland LLC, effective as of December 31, 2019.

10.4*	Form of Chief Executive Officer Change in Control Agreement.

31.1*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE** 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Balance Sheets at December 31, 2019 and September 30, 2019; (iii) Statements of Consolidated Equity at December 31, 2019; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2019 and December 31, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
January 29, 2020	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)