Form 10-Q
period 2020-06-30
ASHLAND GLOBAL HOLDINGS INC
filed 2020-07-30
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At June 30, 2020, there were 60,470,499 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2020	2019	2020	2019
Sales	$574	$641	$1,717	$1,884
Cost of sales	378	434	1,171	1,327
Gross profit	196	207	546	557

Selling, general and administrative expense	113	128	315	364
Research and development expense	14	17	48	51
Intangibles amortization expense	21	22	63	65
Equity and other income (loss)	—	3	7	3
Goodwill impairment - Note G	—	—	530	—
Operating income (loss)	48	43	(403)	80

Net interest and other expense (income)	(14)	21	113	73
Other net periodic benefit income (expense)	—	—	1	17
Net income (loss) on divestitures	—	—	3	(3)
Income (loss) from continuing operations before income taxes	62	22	(512)	21
Income tax expense (benefit)	12	(1)	(21)	24
Income (loss) from continuing operations	50	23	(491)	(3)
Income (loss) from discontinued operations (net of income taxes)	(13)	43	(22)	97
Net income (loss)	$37	$66	$(513)	$94

PER SHARE DATA
Basic earnings per share - Note M
Income (loss) from continuing operations	$0.82	$0.38	$(8.11)	$(0.05)
Income (loss) from discontinued operations	(0.21)	0.68	(0.36)	1.55
Net income (loss)	$0.61	$1.06	$(8.47)	$1.50

Diluted earnings per share - Note M
Income (loss) from continuing operations	$0.81	$0.37	$(8.11)	$(0.05)
Income (loss) from discontinued operations	(0.20)	0.68	(0.36)	1.55
Net income (loss)	$0.61	$1.05	$(8.47)	$1.50

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$37	$66	$(513)	$94
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	7	3	(7)	(37)
Pension and postretirement obligation adjustment	—	—	—	(6)
Other comprehensive income (loss)	7	3	(7)	(43)
Comprehensive income (loss)	$44	$69	$(520)	$51

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2020	September 30 2019
ASSETS
Current assets
Cash and cash equivalents	$416	$232
Accounts receivable (a)	455	481
Inventories - Note F	617	597
Other assets	121	64
Current assets held for sale - Note B	61	59
Total current assets	1,670	1,433
Noncurrent assets
Property, plant and equipment
Cost	3,203	3,165
Accumulated depreciation	1,649	1,588
Net property, plant and equipment	1,554	1,577
Goodwill - Note G	1,734	2,253
Intangibles - Note G	1,026	1,088
Operating lease assets, net - Note I	140	—
Restricted investments - Note E	297	310
Asbestos insurance receivable - Note L	138	157
Deferred income taxes	24	23
Other assets	403	410
Total noncurrent assets	5,316	5,818
Total assets	$6,986	$7,251

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$446	$166
Trade and other payables	225	313
Accrued expenses and other liabilities	238	271
Current operating lease obligations - Note I	23	—
Current liabilities held for sale - Note B	5	7
Total current liabilities	937	757
Noncurrent liabilities
Long-term debt - Note H	1,547	1,501
Asbestos litigation reserve - Note L	525	555
Deferred income taxes	248	264
Employee benefit obligations - Note K	152	150
Operating lease obligations - Note I	126	—
Other liabilities	438	453
Total noncurrent liabilities	3,036	2,923
Commitments and contingencies - Note L
Stockholders’ equity	3,013	3,571

Total liabilities and stockholders' equity	$6,986	$7,251

(a)	Accounts receivable includes an allowance for doubtful accounts of $2 million and $3 million at June 30, 2020 and September 30, 2019, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss) (a)	Total
BALANCE AT SEPTEMBER 30, 2019	$1	$756	$3,224	$(410)	$3,571
Total comprehensive income (loss)
Net Income (loss)			(513)		(513)
Other comprehensive income				(7)	(7)
Regular dividends, $0.825 per common share			(50)		(50)
Common shares issued under stock incentive and other plans (b)		12			12
BALANCE AT JUNE 30, 2020	$1	$768	$2,661	$(417)	$3,013

(a)

At June 30, 2020 and September 30, 2019, the after-tax accumulated other comprehensive loss of $417 million and $410 million, respectively, was each comprised of net unrealized translation losses of $415 million and $408 million, respectively, and unrecognized prior service costs of $2 million each.

(b)	Common shares issued were 293,485 for the nine months ended June 30, 2020.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2020	2019
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(513)	$94
Income (loss) from discontinued operations (net of income taxes)	22	(97)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	183	225
Original issue discount and debt issuance costs amortization	14	6
Deferred income taxes	(30)	1
Distributions to equity affiliates	(1)	—
Stock based compensation expense	11	17
(Income) loss from restricted investments	(17)	(10)
Excess tax benefit on stock based compensation	1	3
Loss on early retirement of debt	59	—
Impairments	530	8
Pension contributions	(5)	(4)
Gain on pension and other postretirement plan remeasurements	—	(18)
Change in operating assets and liabilities (a)	(101)	(132)
Total cash flows provided by operating activities from continuing operations	153	93
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(94)	(103)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of operations	—	(2)
Proceeds from settlement of Company-owned life insurance contracts	7	1
Company-owned life insurance payments	(2)	(1)
Net purchase of funds restricted for specific transactions	(3)	(2)
Reimbursement from restricted investments	26	25
Proceeds from sales of securities	16	156
Purchase of securities	(16)	(156)
Proceeds from the settlement of derivative instruments	—	4
Payments for the settlement of derivative instruments	—	(2)
Total cash flows used by investing activities from continuing operations	(65)	(76)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	804	—
Repayment of long-term debt	(767)	(10)
Premium on long-term debt repayment	(59)	—
Proceeds from (repayment of) short-term debt	281	83
Debt issuance costs	(11)	—
Cash dividends paid	(50)	(48)
Repurchase of common stock	—	(200)
Stock based compensation employee withholding taxes paid in cash	(6)	(8)
Total cash flows provided (used) by financing activities from continuing operations	192	(183)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	280	(166)
Cash provided (used) by discontinued operations
Operating cash flows	(98)	—
Investing cash flows	1	6
Total cash provided (used) by discontinued operations	(97)	6
Effect of currency exchange rate changes on cash and cash equivalents	1	(2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	(162)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	232	294
CASH AND CASH EQUIVALENTS - END OF PERIOD	$416	$132

(a)	Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Additionally, certain prior period information has been reclassified within the Condensed Consolidated Financial Statements and accompanying notes to conform to current period presentation.  These items include the reclassification of Intangibles Amortization Expense as a separate component within operating expenses and changes in Ashland’s reportable segment and reporting unit structure. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Results of operations for the period ended June 30, 2020 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year. All amounts are presented in millions except per-share amounts.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero for the three and nine months ended June 30, 2020, and $10 million and $33 million during the three and nine months ended June 30, 2019, respectively.

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce certain costs as the transition services are completed. Ashland recognized transition service fee income of $3 million and $9 million for the three and nine months periods ended June 30, 2020, respectively.

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

	June 30	September 30
(In millions)	2020	2019
Accounts receivable, net	$6	$5
Inventories	2	3
Net property, plant and equipment	34	34
Goodwill	14	14
Other assets	5	3
Current assets held for sale	$61	$59

Trade and other payables	$4	$6
Accrued expenses and other liabilities	1	1
Current liabilities held for sale	$5	$7

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$1	$24	$5	$77
Valvoline	—	—	(1)	1
Asbestos	(8)	—	(15)	—
Water Technologies	(1)	—	(1)	1
Distribution	(5)	19	(7)	18
Gain (loss) on disposal of discontinued operations (net of taxes)
Composites/Marl facility	—	—	(3)	—
	$(13)	$43	$(22)	$97

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three and nine months ended June 30, 2020 and 2019. Interest expense was allocated to discontinued operations based on Ashland’s mandatory debt prepayments upon the disposition of Composites and the Marl facility for applicable periods only. Although the Maleic business was not sold to INEOS, this business was operated under the Composites business and Marl facility disposal group and will continue to be reported in discontinued operations as it meets the held for sale criteria.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Income (loss) from discontinued operations attributable to Composites/Marl facility
Sales	$10	$281	$38	$840
Cost of sales	(6)	(215)	(26)	(648)
Selling, general and administrative expense	(2)	(20)	(5)	(61)
Research and development expense	—	(2)	—	(9)
Equity and other income	—	—	2	3
Pretax operating income of discontinued operations	2	44	9	125
Net interest and other financing expense	—	(6)	—	(18)
Pretax income of discontinued operations	2	38	9	107
Income tax expense	(1)	(14)	(4)	(30)
Income from discontinued operations	$1	$24	$5	$77

NOTE D – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2018 program costs

Severance costs

During fiscal 2018, Ashland initiated a company-wide cost reduction program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer (VSO) to certain qualifying employees that was formally approved during 2018. Additionally, during fiscal 2018, an involuntary program for employees was also initiated as part of the restructuring program. These programs resulted in additional severance expense of zero and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $1  and $7 million for the nine months ended June 30, 2020 and 2019, respectively, which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). As of June 30, 2020, the severance reserve for the company-wide restructuring program was zero.

Facility costs

Ashland incurred lease abandonment charges of zero during the three months ended June 30, 2020 and 2019, and zero and $8 million for the nine months ended June 30, 2020 and 2019, respectively. These charges were due to the exit from certain office facilities in conjunction with the company-wide cost reduction program. The costs related to this reserve were recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) and are paid over the remaining lease terms.  As of June 30, 2020, the reserve for facility costs was $6 million.

The following table details at June 30, 2020 and 2019, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the nine months ended June 30, 2020. The severance and facility cost reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020 and June 30, 2019.

(In millions)	Severance costs	Facility costs	Total
Balance at of September 30, 2019	7	7	14
Restructuring reserve	1	—	1
Utilization (cash paid)	(8)	(1)	(9)
Balance at June 30, 2020	$—	$6	6

(In millions)	Severance costs	Facility costs	Total
Balance at of September 30, 2018	36	7	43
Restructuring reserve	7	8	15
Utilization (cash paid)	(29)	(7)	(36)
Balance at June 30, 2019	$14	$8	22

Other restructuring activities

Fiscal 2019 Plant restructuring

During the three and nine months ended June 30, 2019, Specialty Additives committed to a cost reduction plan within an existing manufacturing facility. As a result, Ashland incurred restructuring charges of zero and $47 million for the three and nine months ended June 30, 2019, respectively. These charges were recorded primarily within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) consisting of $38 million of accelerated depreciation and amortization, $5 million of severance and $4 million of plant closure costs during the nine months ended June 30, 2019. As of June 30, 2020, there was no restructuring reserve related to this plant restructuring.

Fiscal 2020 restructuring severance costs

During the three and nine months ended June 30, 2020, Ashland incurred severance expense of $12 million and $30 million, respectively, attributable to executive management changes and business management changes within the organization. As of June 30, 2020, the severance reserve associated with this transition was $22 million.

The following table details at June 30, 2020, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020.

(In millions)	Severance costs
Balance at of September 30, 2019	—
Restructuring reserve	30
Utilization (cash paid)	(8)
Balance at June 30, 2020	$22

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2020.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$416	$416	$416	$—	$—
Restricted investments (a)	327	327	327	—	—
Investment of captive insurance company (b)	7	7	7	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$751	$751	$750	$1	$—
Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2019.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$232	$232	$232	$—	$—
Restricted investments (a)	334	334	334	—	—
Investment of captive insurance company (b)	5	5	5	—	—
Foreign currency derivatives	2	2	—	2	—
Total assets at fair value	$573	$573	$571	$2	$—
Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a)	Included in restricted investments is $24 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of June 30, 2020 and September 30, 2019:

(In millions)	June 30 2020	September 30 2019
Original cost	$335	$335
Accumulated adjustments, net (a)	(30)	(47)
Adjusted cost, beginning of year	305	288
Investment income (b)	8	10
Net unrealized gain (c)	37	29
Realized gains (c)	—	32
Settlement funds	3	7
Disbursements	(26)	(32)
Fair value	$327	$334

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and fixed income mutual funds.
(c)	Presented under the original cost method.

The following table presents gross unrealized gains and losses for the restricted investment securities as of June 30, 2020 and September 30, 2019:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2020
Demand deposit	$10	$—	$—	$10
Equity mutual fund	116	24	(4)	136
Fixed income mutual fund	166	15	—	181
	$292	$39	$(4)	$327

As of September 30, 2019
Demand deposit	$9	$—	$—	$9
Equity mutual fund	120	24	(2)	142
Fixed income mutual fund	176	7	—	183
	$305	$31	$(2)	$334

The following table presents the investment income, net gains and losses realized and disbursements related to the investments within the portfolio for the three and nine months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Investment income	$2	$2	$8	$7
Net gains (losses) unrealized (a)	31	6	9	3
Disbursements	(7)	(5)	(26)	(25)

(a)

Ashland determined that all unrealized gains and losses were related to securities with readily determinable fair values. Due to the new accounting guidance adopted in the first quarter of fiscal 2019, the net unrealized gains (losses) during the three months ended December 31, 2018 and forward were recorded within the net interest and other expense caption in the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2020 and 2019 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Foreign currency derivative gains (losses)	$1	$(4)	$5	$—

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2020 and September 30, 2019 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2020	2019
Foreign currency derivative assets	$1	$2
Notional contract values	178	271

Foreign currency derivative liabilities	$2	$2
Notional contract values	149	168

Other financial instruments

At June 30, 2020 and September 30, 2019, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,562 million and $1,513 million, respectively, compared to a fair value of $1,637 million and $1,680 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	June 30, 2020	September 30, 2019
Finished products	$417	$400
Raw materials, supplies and work in process	200	197
	$617	$597

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

In conjunction with the realignment during the second quarter of fiscal 2020, Ashland tested goodwill for impairment for each reporting unit both immediately before and immediately after the business realignment.  The fair values of the reporting units were determined using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group. Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the weighted-average cost of capital.

The goodwill impairment test under the former reporting unit structure concluded that no impairment existed during the second quarter of fiscal 2020.  Ashland then allocated goodwill to the new reporting unit structure using a relative fair value approach and re-assessed goodwill for impairment for each of its new reporting units.  The impairment test under the new reporting unit structure concluded that the carrying value of the Personal Care & Household and the Specialty Additives reporting units exceeded their fair value, resulting in a non-cash goodwill impairment charge of $530 million, which was recorded within the Goodwill impairment caption within the Statement of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.  The Personal Care & Household goodwill impairment charge was due in large part to lower growth and lower margins since the acquisition of the Oral Care and Avoca businesses, which collectively have resulted in reduced cash flow projections. The Specialty Additives goodwill impairment charge was due in large part to lower growth and lower margins within the global construction and energy markets, which collectively have resulted in reduced cash flow projections. There were no indicators of impairment that were identified in the third quarter of fiscal 2020.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2020.

(In millions)	Life Sciences	Personal Care & Household	Specialty Additives	Performance Adhesives	Intermediates and Solvents	(a)	Total
Balance at September 30, 2019	$836	$355	$609	$453	$—		$2,253
Impairment	—	(356)	(174)	—	—		(530)
Currency translation	6	1	4	—	—		11
Balance at June 30, 2020	$842	$—	$439	$453	$—		$1,734

(a)	As of June 30, 2020 and September 30, 2019, there was accumulated impairment of $90 million related to the Intermediates and Solvents reportable segment.

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

Intangible assets were comprised of the following as of June 30, 2020 and September 30, 2019.

	June 30, 2020
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(31)	$35
Intellectual property	713	(426)	287
Customer and supplier relationships	747	(321)	426
Total definite-lived intangibles	1,526	(778)	748

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,804	$(778)	$1,026

	September 30, 2019
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(29)	$37
Intellectual property	712	(391)	321
Customer and supplier relationships	744	(292)	452
Total definite-lived intangibles	1,522	(712)	810

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,800	$(712)	$1,088

Amortization expense recognized on intangible assets was $21 million and $22 million for the three months ended June 30, 2020 and 2019, respectively, and $63 million and $65 million for the nine months ended June 30, 2020 and 2019, respectively, and is included in the Intangibles Amortization Expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $85 million in 2020 (includes nine months actual and three months estimated), $85 million in 2021, $84 million in 2022, $84 million in 2023 and $70 million in 2024. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2020	September 30, 2019
4.750% notes, due 2022	$411	$1,080
2.00% Senior Notes, due 2028 (Euro 500 million principal)	561	—
6.875% notes, due 2043	282	374
Term loan A, due 2025	250	—
Accounts receivable securitizations	194	144
6.50% junior subordinated notes, due 2029	54	54
Revolving credit facility	230	—
Other (a)	11	15
Total debt	1,993	1,667
Short-term debt (includes current portion of long-term debt)	(446)	(166)
Long-term debt (less current portion)	$1,547	$1,501

(a)

Includes $15 million and $12 million of debt issuance cost discounts as of June 30, 2020 and September 30, 2019, respectively. Additionally, as of both June 30, 2020 and September 30, 2019, Other included a European short-term loan facility with an outstanding balance of $22 million.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of June 30, 2020: zero remaining in 2020, zero in 2021, $421 million in 2022, $22 million in 2023 and $44 million in 2024.

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

Ashland incurred $4 million of new debt issuance costs in connection with the 2020 Credit Agreement, of which $1 million was expensed immediately during the nine months ended June 30, 2020 within the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss). The remaining balance is amortized using either the effective interest method or straight-line method. Additionally, as a result of the termination of the 2017 Credit Agreement, Ashland recognized a $1 million charge for the accelerated amortization of previously capitalized debt issuance costs during the nine months ended June 30, 2020, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Tender offers of 4.750% notes due 2022

During the nine months ended June 30, 2020, Ashland executed tender offers of its 4.750% notes due 2022 (the 2022 Notes). As a result of these repurchases, the carrying values of the 2022 notes was reduced by $670 million. Ashland recognized a $5 million charge related to accelerated accretion on debt discounts and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Tender offers of 6.875% notes due 2043

During the nine months ended June 30, 2020, Ashland executed tender offers of its 6.875% notes due 2043 (the 2043 Notes). As a result of these repurchases, the carrying values of the 2043 notes was reduced by $92 million. Ashland recognized a $1 million charge related to accelerated accretion on debt premiums and accelerated amortization previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Tender offers of 6.500% Junior Subordinated Debentures due 2029

During the nine months ended June 30, 2020, Ashland executed tender offers of Hercules LLC’s 6.500% notes due 2029 (the 2029 Junior Debentures). As a result of these repurchases, the carrying values of the 2029 notes was reduced by $2 million.

Total premiums paid for all tender offers noted above were $59 million, which is in included in the net interest and other expenses caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Available borrowing capacity

The borrowing capacity remaining under the 2020 $600 million Revolving Credit Facility was $350 million due to an outstanding balance of $230 million, as well as a reduction of $20 million for letters of credit outstanding as of June 30, 2020. Ashland's total borrowing capacity at June 30, 2020 was $350 million, which included zero of available capacity from the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2020, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2020 Credit Agreement) is 4.0. At June 30, 2020, Ashland’s calculation of the consolidated net leverage ratio was 3.0.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement during its entire duration is 3.0. At June 30, 2020, Ashland’s calculation of the interest coverage ratio was 7.7.

NOTE I – LEASING ARRANGEMENTS

Ashland determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. All of Ashland’s leases are operating leases. Real estate leases represent approximately 87% of the total lease liability. Operating lease assets and obligations are reflected within operating lease assets, net; current operating lease obligations; and non-current operating lease obligations captions on the Condensed Consolidated Balance Sheets.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Statements of Consolidated Comprehensive Income (Loss) were as follows:

(In millions)	Location	Three months ended June 30, 2020	Nine months ended June 30, 2020
Lease cost:
Operating lease cost	Selling, General & Administrative	$4	$12
Operating lease cost	Cost of Sales	4	10
Variable lease cost	Selling, General & Administrative	—	2
Variable lease cost	Cost of Sales	—	4
Short-term leases	Cost of Sales	1	4
Total lease cost		$9	$32

The following table summarizes Ashland’s lease assets and liabilities as presented in the June 30, 2020 Condensed Consolidated Balance Sheet:

(In millions)	June 30, 2020
Assets
Operating lease assets, net	$140
Total lease assets	140

Liabilities
Current operating lease obligations	$23
Non-current operating lease obligations	126
Total lease liabilities	$149

Ashland often has options to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at Ashland’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland’s discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of June 30, 2020 was 15 years.

Residual value guarantees are not common within Ashland’s lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate.  The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral.  Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of June 30, 2020 was 3.0%. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations were $1 million and $3 million for the three and nine months ended June 30, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities:

(In millions)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating cash flows from operating leases	$7	$21

Maturity Analysis of Lease Liabilities

Maturities of lease liabilities are shown below as of June 30, 2020:

(In millions)	As of June 30, 2020
Remainder of 2020	$7
2021	26
2022	34
2023	16
2024	13
Thereafter	$98
Total lease payments	194
Less amount of lease payment representing interest	(45)
Total present value of lease payments	$149

As of September 30, 2019, under the previous guidance, the future minimum rental payments are as follows:

(In millions)	As of September 30, 2019
2020	$29
2021	27
2022	34
2023	15
2024	13
Thereafter	110
Total lease payments	$228

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was an expense of 19% for the three months ended June 30, 2020 and a benefit of 4% for the nine months ended June 30, 2020.

The current quarter rate was primarily impacted by income mix, and net unfavorable discrete items of $4 million. The current nine months tax rate was impacted by nondeductible goodwill impairment of $527 million of the $530 million charge taken during the nine months and a favorable tax discrete item from the tax benefit related to the Swiss Tax Reform.

Prior fiscal year

The overall effective tax rate was a negative 5% for the three months ended June 30, 2019 and 114% for the nine months ended June 30, 2019. The quarter tax rate was primarily impacted by income mix, as well as $2 million in net favorable tax discrete items including the favorable adjustment from the release of reserves related to unrecognized tax benefits and the unfavorable adjustment related to transaction tax and other items. The nine month period was primarily impacted by the items referenced in the three-month period, as well as a net $17 million from unfavorable tax discrete items including the final assessment of the U.S. Tax Act and other items.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2020.

(In millions)
Balance at October 1, 2019	$165
Increases related to positions taken on items from prior years	2
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	4
Lapse of statute of limitations	(1)
Balance at June 30, 2020	$169

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

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the nine months ended June 30, 2020, Ashland contributed $4 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. Ashland expects to make additional contributions of approximately $1 million to its non-U.S. plans during the remainder of 2020.

Plan remeasurement

Ashland settled a non-U.S. pension plan during the first quarter of fiscal 2019, which required the plan to be remeasured. This remeasurement resulted in a curtailment gain of $18 million.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2020	2019	2020	2019
Three months ended June 30
Service cost	$1	$1	$—	$1
Interest cost	2	2	1	—
Expected return on plan assets	(3)	(2)	—	—
Curtailment	—	—	—	—
Total net periodic benefit costs	$—	$1	$1	$1
Nine months ended June 30
Service cost	$3	$4	$1	$1
Interest cost	5	8	1	1
Expected return on plan assets	(7)	(8)	—	—
Curtailment	—	(18)	—	—
Total net periodic benefit costs (income)	$1	$(14)	$2	$2

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2020	2019	2019	2018	2017
Open claims - beginning of year	53	53	53	54	57
New claims filed	1	2	2	2	2
Claims settled	—	(1)	(1)	(1)	(1)
Claims dismissed	(5)	(1)	(1)	(2)	(4)
Open claims - end of period	49	53	53	53	54

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

During the most recent annual update of this estimate completed during the June 2020 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $13 million. Total reserves for asbestos claims were $341 million at June 30, 2020 compared to $352 million at September 30, 2019.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2020	2019	2019	2018	2017
Asbestos reserve - beginning of year	$352	$380	$380	$419	$415
Reserve adjustment	13	1	1	(8)	36
Amounts paid	(24)	(21)	(29)	(31)	(32)
Asbestos reserve - end of period (a)	$341	$360	$352	$380	$419

(a)	Included $29 million and $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both June 30, 2020 and September 30, 2019.

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

At June 30, 2020, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $105 million (excluding the Hercules receivable for asbestos claims) compared to $123 million at September 30, 2019. During the June 2020 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $1 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2020	2019	2019	2018	2017
Insurance receivable - beginning of year	$123	$140	$140	$155	$151
Receivable adjustment	1	(5)	(5)	(5)	15
Insurance settlement	(10)	—	—	—	(5)
Amounts collected	(7)	(5)	(12)	(10)	(6)
Insurance receivable - end of period (a)	$105	$130	$123	$140	$155

(a)	Included $14 million and $15 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019.

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2020	2019	2019	2018	2017
Open claims - beginning of year	13	13	13	12	15
New claims filed	1	—	1	2	1
Claims dismissed	(1)	(1)	(1)	(1)	(4)
Open claims - end of period	13	12	13	13	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during the June 2020 quarter, it was determined that the liability for Hercules asbestos-related claims should be decreased by $3 million. Total reserves for asbestos claims were $235 million at June 30, 2020 compared to $252  million at September 30, 2019.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2020	2019	2019	2018	2017
Asbestos reserve - beginning of year	$252	$282	$282	$323	$321
Reserve adjustments	(3)	(10)	(10)	(19)	16
Amounts paid	(14)	(15)	(20)	(22)	(14)
Asbestos reserve - end of period (a)	$235	$257	$252	$282	$323

(a)	Included $22 million and $21 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both June 30, 2020 and September 30, 2019.

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

As of June 30, 2020, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $47 million. During the June 2020 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $2 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2020	2019	2019	2018	2017
Insurance receivable - beginning of year	$49	$54	$54	$68	$63
Receivable adjustment	(2)	(5)	(5)	(14)	5
Insurance receivable - end of period	$47	$49	$49	$54	$68

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $520 million for the Ashland asbestos-related litigation (current reserve of $341 million) and approximately $350 million for the Hercules asbestos-related litigation (current reserve of $235 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At June 30, 2020, such locations included 83 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 113 current and former operating facilities (including certain operating facilities conveyed as part of previous divestitures) and about 1,225 service station properties, of which 27 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $198 million at June 30, 2020 compared to $186 million at September 30, 2019, of which $155 million at June 30, 2020 and $143 million at September 30, 2019 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Reserve - beginning of period	$186	$187
Disbursements	(28)	(23)
Revised obligation estimates and accretion	40	28
Reserve - end of period	$198	$192

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2020 and September 30, 2019, Ashland’s recorded receivable for these probable insurance recoveries was $15 million and $13 million, of which $13 million at June 30, 2020 and $12 million at September 30, 2019 was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Environmental expense	$29	$21	$39	$27
Accretion	—	—	1	1
Legal expense	1	2	4	5
Total expense	30	23	44	33

Insurance receivable	(1)	(1)	(4)	(2)
Total expense, net of receivable activity (a)	$29	$22	$40	$31

(a)

Net expense of $8 million and $10 million for the three and nine months ended June 30, 2020, and $5 million and $7 million the three and nine months ended June 30, 2019, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $480 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2020 and September 30, 2019. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2020.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million and 1 million at June 30, 2020 and 2019, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2020	2019	2020	2019
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$50	$23	$(491)	$(3)
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	60	61	61	63
Share based awards convertible to common shares (a)	1	1	—	—
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	61	62	61	63
EPS from continuing operations
Basic	$0.82	$0.38	$(8.11)	$(0.05)
Diluted	0.81	0.37	(8.11)	(0.05)

(a)

As a result of the loss from continuing operations attributable to Ashland during the nine months ended June 30, 2020 and 2019, the effect of the share-based awards convertible to common shares would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

Stock repurchase program agreements

In May 2019, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2019 ASR Agreement).  Under the 2019 ASR Agreement, Ashland paid an initial purchase price of $200 million and received an initial delivery of 2.2 million shares of common stock during May 2019.  The bank exercised its early termination option under the 2019 ASR Agreement in August 2019, and an additional 400 thousand shares were repurchased, bringing the total shares repurchased upon settlement to 2.6 million.  This was the first stock repurchase under the 2018 stock repurchase program and no additional shares have been repurchased in fiscal 2020.

Stockholder dividends

Dividends of 27.5 cents per share were paid in the first, second and third quarters of fiscal 2020, and the third and fourth quarters of fiscal 2019. These dividends represented a 10% increase over the previous quarterly cash dividend of 25 cents per share paid in the first and second quarters of fiscal 2019.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2020			2019
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$7	$—	$7	$3	$—	$3
Total other comprehensive income (loss)	$7	$—	$7	$3	$—	$3

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(7)	$—	$(7)	$(37)	$—	$(37)
Pension and postretirement obligation adjustment:
Adjustment of unrecognized prior service costs	—	—	—	(7)	1	(6)
Total other comprehensive income (loss)	(7)	—	(7)	(44)	1	(43)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Common stock and paid in capital
Balance, beginning of period	$766	$953	$757	$947
Common shares issued under stock incentive and other plans (a)	3	2	12	8
Common shares purchased under repurchase program (b)		(200)		(200)
Balance, end of period	769	755	769	755
Retained earnings
Balance, beginning of period	2,641	2,780	3,224	2,750
Adoption of new accounting pronouncements (c)	—	—	—	34
Net income (loss)	37	66	(513)	94
Regular dividends	(17)	(16)	(50)	(48)
Balance, end of period	2,661	2,830	2,661	2,830
Accumulated other comprehensive income (loss)
Balance, beginning of period	(424)	(371)	(410)	(291)
Adoption of new accounting pronouncements (c)	—	—	—	(34)
Unrealized translation gain (loss)	7	3	(7)	(37)
Pension and postretirement obligation adjustment	—	—	—	(6)
Net change in investment securities	—	—	—	—
Balance, end of period	(417)	(368)	(417)	(368)
Total stockholders' equity	$3,013	$3,217	$3,013	$3,217
Cash dividends declared per common share	$0.275	$0.275	$0.825	$0.775

(a)

Common shares issued were 14,460 shares and 46,725 shares for the three months ended June 30, 2020 and 2019, respectively, and 293,485 shares and 281,077 shares for the nine months ended June 30, 2020 and 2019.

(b)	Common shares repurchased were zero shares and 2,236,546 in the three and nine months ended June 30, 2020 and 2019.
(c)	Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and tax effects of intercompany transfers during fiscal 2019.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020 (a)	2019 (b)	2020 (a)	2019 (b)
SARs	$1	$1	$4	$5
Nonvested stock awards	4	6	7	16
Performance share awards	—	(1)	1	1
	$5	$6	$12	$22

(a)

Included $2 million and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2020 and zero related to cash-settled performance units during the three and nine months ended June 30, 2020.

(b)	Included $2 million and $5 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2019.

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

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $415 million and $435 million as of June 30, 2020 and September 30, 2019, respectively.

Disaggregation of revenue

Ashland disaggregates its revenue by segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. See the following tables for details (intersegment sales eliminations have been excluded). See Note Q for additional information.

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Life Sciences
North America	$58	$67	$166	$193
Europe	62	60	174	170
Asia Pacific	50	45	135	140
Latin America & other	19	18	53	53
	$189	$190	$528	$556

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Personal Care & Household
North America	$42	$44	$133	$135
Europe	65	68	190	217
Asia Pacific	28	28	74	83
Latin America & other	20	18	54	60
	$155	$158	$451	$495

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Specialty Additives
North America	$50	$59	$148	$165
Europe	48	68	157	180
Asia Pacific	29	42	97	120
Latin America & other	8	8	27	29
	$135	$177	$429	$494

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Performance Adhesives
North America	$59	$76	$196	$220
Europe	8	8	24	27
Asia Pacific	2	2	5	5
Latin America & other	1	2	4	6
	$70	$88	$229	$258

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Intermediates and Solvents
North America	$21	$28	$59	$78
Europe	6	5	17	16
Asia Pacific	8	7	21	20
Latin America & other	2	1	5	4
	$37	$41	$102	$118

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

Reportable segment business descriptions

Consumer Specialties

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, advanced materials and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, film coatings, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and controlling color. Nutraceutical solutions include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness, and providing custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

Personal Care & Household is comprised of biofunctionals, preservatives, skin care, sun care, oral care, hair care and household. These businesses have a broad range of nature-based, biodegradable, and performance-enhancing ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Household supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products.  Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies.

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

Other

Intermediates and Solvents is comprised of the production of 1,4 butanediol (BDO) and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. Butanediol is also provided to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

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

The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2020	2019	2020	2019
SALES
Life Sciences	$189	$190	$528	$556
Personal Care & Household	155	158	451	495
Consumer Specialties	344	348	979	1,051
Specialty Additives	135	177	429	494
Performance Adhesives	70	88	229	258
Industrial Specialties	205	265	658	752
Intermediates and Solvents	37	41	102	118
Intersegment sales (a)
Intermediates and Solvents	(12)	(13)	(22)	(37)
	$574	$641	$1,717	$1,884
OPERATING INCOME (LOSS)
Life Sciences	$40	$32	$97	$88
Personal Care & Household	16	17	(309)	60
Consumer Specialties	56	49	(212)	148
Specialty Additives	15	19	(137)	(5)
Performance Adhesives	13	16	40	42
Industrial Specialties	28	35	(97)	37
Intermediates and Solvents	7	8	(7)	20
Unallocated and other	(43)	(49)	(87)	(125)
	$48	$43	$(403)	$80
DEPRECIATION EXPENSE
Life Sciences	$8	$8	$24	$24
Personal Care & Household	10	10	30	30
Consumer Specialties	18	18	54	54
Specialty Additives	15	15	46	84
Performance Adhesives	4	4	10	11
Industrial Specialties	19	19	56	95
Intermediates and Solvents	4	3	10	8
Unallocated and other	—	—	—	3
	$41	$40	$120	$160

AMORTIZATION EXPENSE
Life Sciences	$7	$7	$21	$21
Personal Care & Household	9	10	27	28
Consumer Specialties	16	17	48	49
Specialty Additives	5	5	14	14
Performance Adhesives	—	—	1	1
Industrial Specialties	5	5	15	15
Intermediates and Solvents	—	—	—	1
	$21	$22	$63	$65
EBITDA (b) (c)
Life Sciences	$55	$47	$142	$133
Personal Care & Household	35	37	(252)	118
Consumer Specialties	90	84	(110)	251
Specialty Additives	35	39	(77)	93
Performance Adhesives	17	20	51	54
Industrial Specialties	52	59	(26)	147
Intermediates and Solvents	11	11	3	29
Unallocated and other	(43)	(49)	(83)	(122)
	$110	$105	$(216)	$305

			June 30, 2020	September 30, 2019
TOTAL ASSETS
Life Sciences			$1,979	$1,946
Personal Care & Household			979	1,366
Consumer Specialties			2,958	3,312
Specialty Additives			1,642	1,775
Performance Adhesives			595	618
Industrial Specialties			2,237	2,393
Intermediates and Solvents			164	185
Unallocated and other			1,627	1,361
			$6,986	$7,251

(a)	Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)

Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

(c)	Includes $39 million of accelerated depreciation for the nine months ended June 30, 2019.

NOTE R – SUBSEQUENT EVENTS

On July 27, 2020, Ashland announced a definitive agreement to sell the Maleic business, which includes the manufacturing facility in Neal, West Virginia, to AOC Materials, LLC for $100 million.  The Maleic business was previously excluded from the sale of Ashland’s Composites business that was previously sold to INEOS Enterprises.  See Notes B and C for additional information.  This transaction is expected to close prior to the end of calendar year 2020, contingent on customary regulatory approvals and standard closing conditions.

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

BUSINESS OVERVIEW

Ashland profile

Ashland is a premier global leader in providing specialty materials to customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 4,600 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 62% and 60% for the three and nine months ended June 30, 2020 and 59% and 60% for the three and nine months ended June 30, 2019, respectively. Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2020	2019	2020	2019
North America (a)	38%	41%	40%	40%
Europe	33%	33%	33%	32%
Asia Pacific	20%	19%	19%	20%
Latin America & other	9%	7%	8%	8%
	100%	100%	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

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

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2020	2019	2020	2019
Life Sciences	33%	30%	31%	30%
Personal Care & Household	27%	25%	26%	26%
Consumer Specialties	60%	55%	57%	56%
Specialty Additives	24%	27%	25%	26%
Performance Adhesives	12%	14%	14%	14%
Industrial Specialties	36%	41%	39%	40%
Intermediates and Solvents	4%	4%	4%	4%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results

Ashland recorded a net income of $37 million in the current quarter (income of $50 million in continuing operations and loss of $13 million in discontinued operations) compared to a net income of $66 million in the prior year quarter (income of $23 million in continuing operations and $43 million in discontinued operations). Results for Ashland’s continuing operations were primarily driven by improved product mix, lower raw-material costs and lower selling, general and administrative expense partially offset by lower volumes, between periods. Discontinued operations were primarily driven by the change in results of the Composites segment and Marl facility between periods. Ashland’s EBITDA of $97 million decreased by $51 million, primarily due to the impact of discontinued operations and lower sales volume partially offset by improved product mix, lower raw-materials and lower selling, general and administrative expense costs between periods. Ashland’s Adjusted EBITDA is $143 million for the current quarter compared to $140 million in the prior year quarter. (see U.S. GAAP reconciliation below under consolidated review).  The $3 million increase in Adjusted EBITDA is primarily due to improved product mix, lower raw-materials and lower selling, general and administrative expenses as a result of cost reduction programs, partially offset by lower sales volumes.

Uncertainty relating to the COVID-19 pandemic

Ashland did not incur significant financial consequences during the three and nine months ended June 30, 2020 from the COVID-19 pandemic, as Ashland was able to manage through the execution of shelter in place, social distancing and deep cleaning process requirements.  To date, the net effects from the COVID-19 pandemic have not been significant and Ashland’s operations and cash flows remain stable.  Ashland’s overall liquidity remains sufficient for it to meet its operating needs and other investing and financing requirements.

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

Current Quarter - Key financial results for the three months ended June 30, 2020 and 2019 included the following:

•

Ashland’s net income amounted to $37 million compared to $66 million for the three months ended June 30, 2020 and 2019, respectively, or income of $0.61 and $1.05 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $13 million and income of $43 million during the three months ended June 30, 2020 and 2019, respectively.
•	Income from continuing operations, which excludes results from discontinued operations, amounted to $50 million and $23 million for the three months ended June 30, 2020 and 2019, respectively.
•

The effective income tax rates were an expense of 19% and a benefit of 5% for the three months ended June 30, 2020 and 2019, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.

•

Ashland incurred pretax net interest and other income of $14 million compared to expense of $21 million for the three months ended June 30, 2020 and 2019, respectively. This includes gains of $31 million and $6 million on restricted investments.

•	Operating income was $48 million and $43 million for the three months ended June 30, 2020 and 2019, respectively.

Year-to-date - Key financial results for the nine months ended June 30, 2020 and 2019 included the following:

•

Ashland’s net income amounted to a loss of $513 million compared to an income of $94 million for the nine months ended June 30, 2020 and 2019, respectively, or loss of $8.47 and income of $1.50 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $22 million compared to income of $97 million during the nine months ended June 30, 2020 and 2019, respectively.
•

Results from continuing operations, which excludes results from discontinued operations, amounted to losses of $491 million and $3 million for the nine months ended June 30, 2020 and 2019, respectively.

•

Results from continuing operations include a goodwill impairment charge of $530 million during the current year related to the Personal Care & Household and the Specialty Additives segments. See Critical Accounting Policies section for additional information.

•

The effective income tax rates were a benefit of 4% and an expense of 114% for the nine months ended June 30, 2020 and 2019, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year periods.

•

Ashland incurred pretax net interest and other expense of $113 million and $73 million for the nine months ended June 30, 2020 and 2019, respectively.  This includes charges for $59 million and $9 million for debt refinancing costs and accelerated debt issuance costs, respectively, for the current year, as well as gains of $9 million and $3 million on restricted investments for the current and prior year period, respectively.

•

Other net periodic benefit income totaled $1 million and $17 million for the nine months ended June 30, 2020 and 2019, respectively, of which $18 million in the prior year was related to the curtailment gain from the settlement of a non-U.S. pension plan.

•	Net income/loss on divestitures totaled income of $3 million and a loss of $3 million for the nine months ended June 30, 2020 and 2019, respectively.
•	Operating income/loss amounted to a loss of $403 million compared to an income of $80 million for the nine months ended June 30, 2020 and 2019, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter – Operating income/loss amounted to income of $48 million and $43 million for the three months ended June 30, 2020 and 2019, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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

•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded non-cash adjustments during the current and prior year quarters to its environmental liabilities and receivables related to operating facilities and previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.

•	Tax indemnity expense – Ashland incurred a charge in the prior year quarter for pre-tax indemnity related items
•	Unplanned plant shutdown – Ashland incurred an unplanned plant shutdown during the prior year quarter at its Parlin facility for force majeure contract issues.

Operating income/loss for the three months ended June 30, 2020 and 2019 included depreciation and amortization of $62 million, each.

Year-to-date - Operating income/loss was a loss of $403 million compared to income of $80 million for the nine months ended June 30, 2020 and 2019, respectively. The current and prior year periods’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•

Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded non-cash adjustments during the current and prior year quarters to its environmental liabilities and receivables related to operating facilities and previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.

•	Tax indemnity expense – Ashland incurred a charge in the prior year quarter for pre-tax indemnity related items
•	Unplanned plant shutdown – Ashland incurred an unplanned plant shutdown during the prior year quarter at its Parlin facility for force majeure contract issues.
•

Lower of cost or net realizable value inventory adjustment –Inventories are carried at the lower of cost or net realizable value. When comparing the stated value of its inventory to its net realizable value, Ashland determined that an adjustment was required for the current year.

Operating income for the nine months ended June 30, 2020 and 2019 included depreciation and amortization of $183 million and $186 million, respectively (which excluded accelerated depreciation and amortization of $39 million the nine months ended June 30, 2019).

Non-operating key items affecting EBITDA

•

Gain on pension and other postretirement plan remeasurements – Ashland recognized a remeasurement gain due to the settlement of a non-U.S. pension plan during the prior year period.  See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

•	Net loss on divestitures – Ashland recorded a loss during the prior year period related to the impairment of an investment.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and nine months ended June 30, 2020 and 2019.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Sales	$574	$641	$(67)	$1,717	$1,884	$(167)

The following table provides a reconciliation of the change in sales for the three and nine months ended June 30, 2020 and 2019.

	Three months ended	Nine months ended
(In millions)	June 30, 2020	June 30, 2020
Volume	$(53)	$(116)
Pricing	(6)	(18)
Currency exchange	(6)	(17)
Plant realignment	(2)	(16)
Change in sales	$(67)	$(167)

Current Quarter - Sales for the current quarter decreased $67 million compared to the prior year quarter. Unfavorable volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, product pricing, foreign currency exchange and plant realignment decreased sales by $53 million, $6 million, $6 million and $2 million, respectively.

Year-to-Date - Sales for the current year decreased $167 million compared to the prior year period. Unfavorable volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, product pricing, foreign currency and plant realignment decreased sales by $116 million, $18 million, $17 million and $16 million, respectively.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$378	$434	$(56)	$1,171	$1,327	$(156)
Gross profit as a percent of sales	34.1%	32.3%		31.8%	29.6%

Fluctuations in cost of sales are driven primarily by raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a quantified reconciliation of the changes in cost of sales between the three and nine months ended June 30, 2020 and 2019.

	Three months ended	Nine months ended
(In millions)	June 30, 2020	June 30, 2020
Changes in:
Volume	$(38)	$(80)
Plant realignment/closure costs	(5)	(65)
Price/mix	(7)	(4)
Currency exchange	(3)	(9)
Operating costs	(3)	2
Change in cost of sales	$(56)	$(156)

Current Quarter - Cost of sales for the current quarter decreased $56 million compared to the prior year quarter. Unfavorable volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, plant realignment/closure costs, price/mix, foreign currency exchange, and operating costs decreased cost of sales by $38 million, $5 million, $7 million, $3 million and $3 million, respectively.

Year-to-Date - Cost of sales for the current year decreased $156 million compared to the prior year. Unfavorable volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, plant realignment/closure costs, price/mix, and foreign currency exchange decreased cost of sales by $80 million, $65 million, $4 million and $9 million, respectively. Those decreases were partially offset by higher operating costs which increased cost of sales by $2 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expense	$113	$128	$(15)	$315	$364	$(49)
As a percent of sales	19.7%	20.0%		18.3%	19.3%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $15 million compared to the prior year quarter with expenses as a percent of sales decreasing 0.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$21 million and $17 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information).
•

$14 million and $12 million of key items for severance, lease abandonment and other restructuring costs related to company-wide cost-savings initiatives during the current and prior year quarters, respectively.

•	$6 million of tax indemnity costs during the prior year quarter.
•	Remaining variance primarily driven by achieved cost savings and lower variable compensation and other costs during the current quarter.

Year-to-Date - Selling, general and administrative expense for the current year decreased $49 million compared to the prior year with expenses as a percent of sales decreasing 1.0 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year were:

•	$30 million and $24 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information).
•	$36 million and $50 million of key items for restructuring, separation and other costs during the current and prior year periods, respectively.
•	$6 million of tax indemnity costs during the prior year.
•	$5 million of consulting and other costs associated with the 2019 proxy during the prior year period.
•	Favorable currency exchange of $6 million as well as achieved cost savings and lower variable compensation and other costs during the current year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Research and development expense	$14	$17	$(3)	$48	$51	$(3)

Current Quarter - Research and development expense decrease was a result of achieved cost savings and lower variable compensation and other costs compared to the prior year quarter.

Year-to-Date - Research and development expense decrease was a result of achieved cost savings and lower variable compensation and other costs compared to the prior year.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Intangibles amortization expense	$21	$22	$(1)	$63	$65	$(2)

Current Quarter - Amortization expense is relatively consistent with the prior year quarter.

Year-to-Date - Amortization expense is relatively consistent with the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Goodwill impairment	$—	$—	$—	$530	$—	$530

Current Quarter – Ashland did not record an impairment charge in the current quarter.

Year-to-Date - Ashland recorded an impairment charge of $530 million in the current year. See note G Goodwill and Other Intangibles for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Equity and other income
Equity income (a)	$—	$—	$—	$—	$—	$—
Other income	—	3	(3)	7	3	4
	$—	$3	$(3)	$7	$3	$4

(a)	Activity of $0 denotes value less than $1 million.

Current Quarter – Other income for the prior year was primarily due to proceeds from a financial subsidy in China.

Year-to-Date – Equity and other income increased during the nine months primarily due to a liquidation gain of $3 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Net interest and other expense (income)
Interest expense	$18	$28	$(10)	$70	$81	$(11)
Interest income	—	—	—	(1)	(1)	—
Loss on early retirement of debt	—	—	—	59	—	59
Loss (income) from restricted investments	(33)	(8)	(25)	(17)	(10)	(7)
Other financing costs	1	1	—	2	3	(1)
	$(14)	$21	$(35)	$113	$73	$40

Current Quarter - Net interest and other expense decreased by $35 million during the current quarter compared to the prior year quarter. Interest expense decreased $10 million due to lower cost of debt and lower debt levels compared to the prior year quarter. Restricted investments included gains of $31 million and $6 million for the three months ended June 30, 2020 and 2019, respectively. See Note E for more information on the restricted investments.

Year-to-Date - Net interest and other expense increased by $40 million during the current year compared to the prior year period. Interest expense decreased $19 million due to lower debt levels and lower cost of debt related to the debt restructuring activity during the current year compared to the prior year period. The decreases were partially offset by $8 million of accelerated debt issuance costs and original issuance discount costs for the current period. Ashland incurred $59 million of debt refinancing costs during the current year. See Note H for more information on the refinancing activity. Restricted investments included gains of $9 million for the current period compared to gains of $3 million for the prior period. See Note E for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Other net periodic benefit income	$—	$—	$—	$1	$17	$(16)

Other net periodic benefit income during the prior year related to the curtailment gain from the settlement of a non-U.S. pension plan.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Net income (loss) on divestitures	$—	$—	$—	$3	$(3)	$6

The activity in the current year was related to post-closing adjustments for certain divestitures, while activity in the prior year related to the impairment of an investment.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Income tax expense (benefit)	$12	$(1)	$13	$(21)	$24	$(45)
Effective tax rate	19%	(5)%		4%	114%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was an expense of 19% for the three months ended June 30, 2020 and was impacted primarily by income mix and unfavorable discrete items of $4 million.

The overall effective tax rate was a benefit of 5% for the three months ended June 30, 2019 and was primarily impacted by income mix, as well as $2 million in net favorable tax discrete items including the favorable adjustment from the release of reserves to unrecognize tax benefits and the unfavorable adjustment related to transition tax and other items.

Year-to-Date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 4% for the nine months ended June 30, 2020 and was primarily impacted by nondeductible goodwill impairment of $527 million as well as $20 million favorable tax discrete items primarily from the tax benefit related to the Swiss Tax Reform enacted in the first quarter.

The overall effective tax rate was an expense of 114% for the nine months ended June 30, 2019 and was primarily impacted by the items referenced in the three month period as well as a net $17 million from unfavorable tax discrete items including the final assessment of the Tax Act and other items.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhancing their ability to compare period-to-period financial results. The effective tax rate during the three months ended June 30, 2020 and 2019 was significantly impacted by the following tax specific key items:

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

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Income (loss) from continuing operations before income taxes	$62	$22	$(512)	$21
Key items (pre-tax) (a)	2	29	647	99
Adjusted income from continuing operations
before income taxes	$64	$51	$135	$120

Income tax expense (benefit)	$12	$(1)	$(21)	$24
Income tax rate adjustments:
Tax effect of key items	1	5	20	10
Tax specific key items: (b)
Deferred tax rate changes	—	—	—	(2)
One-time transition tax	—	(6)	—	(28)
Uncertain tax positions	—	8	—	8
Restructuring and separation activity	—	—	—	1
Other tax reform	—	(3)	25	(3)
Total income tax rate adjustments	1	4	45	(14)
Adjusted income tax expense	$13	$3	$24	$10

Effective tax rate, excluding key items (Non-GAAP) (c)	20%	6%	18%	8%

(a)	See Adjusted EBITDA reconciliation table previously disclosed in this MD&A for a summary of the key items, before tax.
(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table previously disclosed in this MD&A.
(c)	Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Income (loss) from discontinued operation (net of taxes)
Composites/Marl facility	$1	$24	$(23)	$5	$77	$(72)
Valvoline	—	—	—	(1)	1	(2)
Water Technologies	(1)	—	(1)	(1)	1	(2)
Distribution	(5)	19	(24)	(7)	18	(25)
Asbestos	(8)	—	(8)	(15)	—	(15)
Gain (loss) on disposal of discontinued operations (net of taxes)						—
Composites/Marl facility	—	—	—	(3)	—	(3)
	$(13)	$43	$(56)	$(22)	$97	$(119)

Current Quarter - As a result of the divestiture of the Composites segment and Marl facility, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this divestiture. In the current quarter, for the Maleic business component of the Composites business not sold to INEOS, the sales and pre-tax operating income included in discontinued operations were $10 million and $2 million, respectively. In the prior year quarter, the sales and pre-tax operating income included in discontinued operations were $281 million and $44 million, respectively for the Composites/Marl facility.

The activity for Valvoline, Water Technologies, Distribution and the Composites loss on sale during the current and prior quarters was related to post-closing adjustments.

Year-to-Date - As a result of the divestiture of the Composites segment and Marl facility, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this divestiture. In the current year, for the Maleic business component of the Composites business not sold to INEOS, the sales and pre-tax operating income included in discontinued operations were $38 million and $9 million, respectively. In the prior year period, the sales and pre-tax operating income included in discontinued operations were $840 million and $125 million, respectively for the Composites/Marl facility.

The activity for Valvoline, Water Technologies, Distribution and the Composites loss on sale during the current and prior periods was related to post-closing adjustments.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the three and nine months ended June 30, 2020 and 2019.

	Three months ended June 30			Nine months ended June 30
(In millions)	2020	2019	Change	2020	2019	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$7	$3	$4	$(7)	$(37)	$30
Pension and postretirement obligation adjustment	—	—	—	—	(6)	6
	$7	$3	$4	$(7)	$(43)	$36

Current Quarter - Total other comprehensive income, net of tax, for the current quarter increased $4 million compared to the prior year quarter as a result of the following components:

•

For the three months ended June 30, 2020, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $7 million compared to a gain of $3 million for the three months ended June 30, 2019. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

Year-to-Date - Total other comprehensive income, net of tax, for the current period increased $36 million compared to the prior year period as a result of the following components:

•

For the nine months ended June 30, 2020, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $7 million compared to a loss of $37 million for the nine months ended June 30, 2019. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $97 million and $148 million for the three months ended June 30, 2020 and 2019, respectively, and loss of $238 million compared to income of $377 million for the nine months ended June 30, 2020 and 2019, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Net income (loss)	$37	$66	$(513)	$94
Income tax expense (benefit)	12	(1)	(21)	24
Net interest and other expense	(14)	21	113	73
Depreciation and amortization (a)	62	62	183	186
EBITDA	97	148	(238)	377
Loss (income) from discontinued operations (net of tax)	13	(43)	22	(97)
Key items included in EBITDA:
Restructuring, separation and other costs	14	12	36	50
Proxy costs	—	—	—	5
Goodwill impairment	—	—	530	—
Inventory adjustment	—	—	4	—
Accelerated depreciation	—	—	—	39
Environmental reserve adjustments	19	15	19	15
Unplanned plant shutdown	—	2	—	2
Tax indemnity expense	—	6	—	6
Gain on pension and other postretirement plan remeasurements	—	—	—	(18)
Net loss on divestitures	—	—	—	3
Total key items included in EBITDA	33	35	589	102
Adjusted EBITDA	$143	$140	$373	$382

Total key items included in EBITDA	$33	$35	$589	$102
Accelerated amortization of debt issuance costs	—	—	8	—
Debt refinancing costs	—	—	59	—
Unrealized (gain) loss on securities (b)	(31)	(6)	(9)	(3)
Total key items, before tax	$2	$29	$647	$99

(a)	Excludes $39 million for the nine months ended June 30, 2019 included as key items.
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

	Three months ended		Nine months ended
	June 30		June 30
	2020	2019	2020	2019
Diluted EPS from continuing operations (as reported)	$0.81	$0.37	$(8.11)	$(0.05)
Key items, before tax:
Restructuring, separation and other costs	0.23	0.19	0.58	1.40
Proxy costs	—	—	—	0.08
Tax indemnity expense	—	0.10	—	0.10
Gain on pension and other postretirement plan remeasurements	—	—	—	(0.29)
Environmental reserve adjustments	0.32	0.24	0.32	0.24
Unplanned plant shutdowns	—	0.03	—	0.03
Unrealized (gain) loss on securities	(0.51)	(0.10)	(0.15)	(0.05)
Goodwill impairment	—	—	8.75	—
Inventory adjustment	—	—	0.06	—
Accelerated amortization of debt issuance costs	—	—	0.13	—
Debt refinancing costs	—	—	0.97	—
Net loss on divestitures	—	—	—	0.05
Key items, before tax	0.04	0.46	10.66	1.56
Tax effect of key items (a)	(0.01)	(0.08)	(0.33)	(0.16)
Key items, after tax	0.03	0.38	10.33	1.40
Tax specific key items:
Deferred tax rate changes	—	—	—	0.03
One-time transition tax	—	0.10	—	0.44
Uncertain tax positions	—	(0.13)	—	(0.12)
Restructuring and separation activity	—	—	—	(0.02)
Other tax reform	—	0.05	(0.41)	0.05
Tax specific key items (b)	—	0.02	(0.41)	0.38
Total key items	0.03	0.40	9.92	1.78
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.84	$0.77	$1.81	$1.73
Amortization expense adjustment (net of tax) (c)	$0.28	$0.27	$0.83	$0.79
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.12	$1.04	$2.64	$2.52

(a)	Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the following caption review section.

(c)	Amortization expense adjustment (net of tax) tax rates were 20% for the three and nine months ended June 30, 2020, and 21% and 23% for the three and nine months ended June 30, 2019, respectively.

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

The following table discloses sales, operating income and depreciation and amortization by reportable segment for the three and nine months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Sales
Life Sciences	$189	$190	$528	$556
Personal Care & Household	155	158	451	495
Consumer Specialties	344	348	979	1,051
Specialty Additives	135	177	429	494
Performance Adhesives	70	88	229	258
Industrial Specialties	205	265	658	752
Intermediates and Solvents	37	41	102	118
Intersegment sales (a)	(12)	(13)	(22)	(37)
	$574	$641	$1,717	$1,884
Operating income (loss)
Life Sciences	$40	$32	$97	$88
Personal Care & Household	16	17	(309)	60
Consumer Specialties	56	49	(212)	148
Specialty Additives	15	19	(137)	(5)
Performance Adhesives	13	16	40	42
Industrial Specialties	28	35	(97)	37
Intermediates and Solvents	7	8	(7)	20
Unallocated and other	(43)	(49)	(87)	(125)
	$48	$43	$(403)	$80

Depreciation expense
Life Sciences	$8	$8	$24	$24
Personal Care & Household	10	10	30	30
Consumer Specialties	18	18	54	54
Specialty Additives	15	15	46	84
Performance Adhesives	4	4	10	11
Industrial Specialties	19	19	56	95
Intermediates and Solvents	4	3	10	8
Unallocated and other	—	—	—	3
	$41	$40	$120	$160
Amortization expense
Life Sciences	$7	$7	$21	$21
Personal Care & Household	9	10	27	28
Consumer Specialties	16	17	48	49
Specialty Additives	5	5	14	14
Performance Adhesives	—	—	1	1
Industrial Specialties	5	5	15	15
Intermediates and Solvents	—	—	—	1
	$21	$22	$63	$65

EBITDA (b) (c)
Life Sciences	$55	$47	$142	$133
Personal Care & Household	35	37	(252)	118
Consumer Specialties	90	84	(110)	251
Specialty Additives	35	39	(77)	93
Performance Adhesives	17	20	51	54
Industrial Specialties	52	59	(26)	147
Intermediates and Solvents	11	11	3	29
Unallocated and other	(43)	(49)	(83)	(122)
	$110	$105	$(216)	$305
(a)	Intersegment sales are accounted for at prices that approximate fair value.
(b)

Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

(c)	Includes zero of accelerated depreciation for the three months ended June 30, 2019 and $39 million for the nine months ended June 30, 2019.

Consumer Specialties

The Consumer Specialties group is comprised of the following business segments:

Life Sciences

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, advanced materials and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, film coatings, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and controlling color. Nutraceutical solutions include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness, and providing custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

Personal Care & Household

Personal Care & Household is comprised of biofunctionals, preservatives, skin care, sun care, oral care, hair care and household. These businesses have a broad range of nature-based, biodegradable, and performance-enhancing ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Household supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products.  Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies.

June 2020 quarter compared to June 2019 quarter

Consumer Specialties’ sales decreased $4 million to $344 million in the current quarter. Personal Care & Household and Life Sciences represented $3 million and $1 million of the decrease, respectively. Unfavorable currency exchange, lower pricing and plant restructuring decreased sales by $4 million, $2 million and $1 million, respectively. Those decreases were partially offset by favorable volume which increased sales by $3 million.

Operating income increased $7 million to income of $56 million for the current quarter. Personal Care & Household recorded income of $16 million, while Life Sciences recorded income of $40 million. Favorable volume and favorable price/mix increased operating income by $1 million and $11 million, respectively. Those increases were partially offset by unfavorable foreign exchange and unfavorable costs which decreased operating income by $1 million and $4 million, respectively. Current quarter EBITDA increased $6 million to $90 million, $35 million in Personal Care & Household and $55 million in Life Sciences. EBITDA margin increased 2.1 percentage points in the current quarter to 26.2%.

Fiscal 2020 year-to-date compared to fiscal 2019 year-to-date

Consumer Specialties’ sales decreased $72 million to $979 million in the current period. Personal Care & Household and Life Sciences represented $44 million and $28 million of the decrease, respectively. Lower volume, unfavorable currency exchange, plant restructuring and lower pricing decreased sales by $44 million, $11 million, $11 million and $6 million, respectively.

Operating income/loss decreased $360 million to a loss of $212 million for the current period. Personal Care & Household recorded a $309 million loss, driven by a goodwill impairment, while Life Sciences recorded $97 million operating income, up $9 million from the prior year period. Goodwill impairments, lower volume, unfavorable foreign exchange and unfavorable costs decreased operating income by $356 million, $16 million, $4 million and $4 million, respectively. Those decreases were partially offset by favorable price/mix which increased operating income/loss by $20 million. Current year EBITDA decreased $361 million to a loss of $110 million, a $252 million loss in Personal Care & Household and $142 million income in Life Sciences, while Adjusted EBITDA decreased $4 million to $247 million, of which $143 million and $104 million originated from Life Sciences and Personal Care & Household, respectively. Adjusted EBITDA margin increased 1.3 percentage points in the current period to 25.2%.

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

The following EBITDA presentation for the three and nine months ended June 30, 2020 and 2019 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Specialties. The key items during the nine months ended June 30, 2020 related to a goodwill impairment of $356 million for Personal Care & Household and $1 million in restructuring costs for Life Sciences.

	Life Sciences		Personal Care & Household		Consumer Specialties
	Three months ended June 30
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$40	$32	$16	$17	$56	$49
Depreciation and amortization	15	15	19	20	34	35
EBITDA	55	47	35	37	90	84
Restructuring and other costs	—	—	—	—	—	—
Goodwill impairment	—	—	—	—	—	—
Adjusted EBITDA	$55	$47	$35	$37	$90	$84

	Life Sciences		Personal Care & Household		Consumer Specialties
	Nine months ended June 30
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$97	$88	$(309)	$60	$(212)	$148
Depreciation and amortization	45	45	57	58	102	103
EBITDA	142	133	(252)	118	(110)	251
Restructuring and other costs	1	—	—	—	1	—
Goodwill impairment	—	—	356	—	356	—
Adjusted EBITDA	$143	$133	$104	$118	$247	$251

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

June 2020 quarter compared to June 2019 quarter

Industrial Specialties’ sales decreased $60 million to $205 million in the current quarter. Specialty Additives and Performance Adhesives represented $42 million and $18 million of the decrease, respectively. Lower volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, unfavorable currency exchange, lower pricing, and plant restructuring decreased sales by $54 million, $2 million, $3 million and $1 million, respectively.

Operating income decreased $7 million to $28 million for the current quarter. Specialty Additives recorded operating income of $15 million, while Performance Adhesives recorded operating income of $13 million, down $4 million and $3 million from the prior year quarter, respectively. Lower volume and increased environmental costs decreased operating income by $15 million and $1 million, respectively. Those decreases were partially offset by favorable price/mix and lower costs of $5 million and $4 million, respectively. Current quarter EBITDA decreased $7 to $52 million, $35 million income in Specialty Additives and $17 million income in Performance Adhesives, while Adjusted EBITDA decreased $8 million to $54 million, of which $37 million and $17 million originated from Specialty Additives and Performance Adhesives, respectively. Adjusted EBITDA margin increased 2.9 percentage points in the current quarter to 26.3%.

Fiscal 2020 year-to-date compared to fiscal 2019 year-to-date

Industrial Specialties’ sales decreased $94 million to $658 million in the current period. Specialty Additives and Performance Adhesives represented $65 million and $29 million of the decrease, respectively. Lower volume, due primarily to lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic, unfavorable currency exchange, plant restructuring and lower pricing decreased sales by $76 million, $6 million, $5 million and $7 million, respectively.

Operating income/loss decreased $134 million to a loss of $97 million for the current year. Specialty Additives recorded a $137 million loss, driven by a goodwill impairment, while Performance Adhesives recorded $40 million operating income, down $2 million from the prior year period. Goodwill impairment, lower volume and increased environmental costs decreased operating income by $174 million, $21 million, and $1 million, respectively. Those decreases were partially offset by prior year plant restructuring costs, lower costs, favorable price/mix and favorable shutdown costs of $48 million, $2 million, $10 million and $2 million, respectively. Current year EBITDA decreased $135 to a loss of $26 million, a $77 million loss in Specialty Additives and $51 million income in Performance Adhesives, while Adjusted EBITDA decreased $10 million to $150 million, of which $99 million and $51 million originated from Specialty Additives and Performance Adhesives, respectively. Adjusted EBITDA margin increased 1.5 percentage points in the current year to 22.8%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2020 and 2019 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Industrial Specialties. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items during the three and nine months ended June 30, 2020 related to a Goodwill impairment and environmental reserve adjustments for Specialty Additives. The key items during the prior year periods related to restructuring costs associated with the planned closure of a manufacturing facility, environmental reserve adjustments and unplanned plant shutdown within Specialty Additives (which included $38 million of accelerated depreciation) for the three and nine months ended June 30, 2019.

	Specialty Additives		Performance Adhesives		Industrial Specialties
	Three months ended June 30
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$15	$19	$13	$16	$28	$35
Depreciation and amortization (a)	20	20	4	4	24	24
EBITDA	35	39	17	20	52	59
Environmental reserve adjustments	2	1	—	—	2	1
Unplanned plant shutdown	—	2	—	—	—	2
Adjusted EBITDA	$37	$42	$17	$20	$54	$62

	Specialty Additives		Performance Adhesives		Industrial Specialties
	Nine months ended June 30
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$(137)	$(5)	$40	$42	$(97)	$37
Depreciation and amortization (a)	60	60	11	12	71	72
EBITDA	(77)	55	51	54	(26)	109
Accelerated depreciation	—	38	—	—	—	38
Goodwill Impairment	174	—	—	—	174	—
Severance and other restructuring costs	—	10	—	—	—	10
Environmental reserve adjustments	2	1	—	—	2	1
Unplanned plant shutdown	—	2	—	—	—	2
Adjusted EBITDA	$99	$106	$51	$54	$150	$160
(a)	Depreciation and amortization excludes accelerated depreciation of $38 million for the three and nine months ended June 30, 2019, which are included as key items.

Intermediates and Solvents

Intermediates and Solvents is comprised of the production of 1,4 butanediol (BDO) and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. Butanediol is also provided to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

June 2020 quarter compared to June 2019 quarter

Intermediates and Solvents’ sales decreased $4 million to $37 million in the current quarter primarily due to lower pricing.

Operating income/loss decreased $1 million to $7 million for the current quarter. Unfavorable price/mix decreased operating income by $2 million. This decrease was offset by lower costs which increased operating income by $1 million. Current quarter EBITDA was flat at $11 million.

Fiscal 2020 year-to-date compared to fiscal 2019 year-to-date

Intermediates and Solvents’ sales decreased $16 million to $102 million in the current period. Lower volume and lower pricing decreased sales by $6 million and $10 million, respectively.

Operating income/loss decreased $27 million to a loss of $7 million for the current period. Lower volume, unfavorable price/mix, unfavorable costs and inventory adjustments decreased operating income by $2 million, $5 million, $16 million and $4 million, respectively. Current year EBITDA decreased $26 million to $3 million, while Adjusted EBITDA decreased $22 million to $7 million. Adjusted EBITDA margin decreased 17.7 percentage points in the current year to 6.9%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2020 and 2019 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. Key items for the nine months ended June 30, 2020 included an inventory adjustment of $4 million.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Operating income	$7	$8	$(7)	$20
Depreciation and amortization	4	3	10	9
EBITDA	$11	$11	$3	$29
Inventory adjustment	—	—	4	—
Adjusted EBITDA	$11	$11	$7	$29

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and nine months ended June 30, 2020 and 2019.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2020	2019	2020	2019
Restructuring activities	$(14)	$(24)	$(36)	$(77)
Environmental expenses	(18)	(16)	(26)	(22)
Proxy costs	—	—	—	(5)
Tax indemnity costs	—	(6)	—	(6)
Other expenses (primarily governance and legacy expenses)	(11)	(3)	(25)	(15)
Total expense	$(43)	$(49)	$(87)	$(125)

June 2020 quarter compared to June 2019 quarter

Unallocated and other recorded expense of $43 million and $49 million for the three months ended June 30, 2020 and 2019, respectively. The current and prior year quarters included charges for restructuring activities of $14 million and $24 million, respectively, which were comprised of the following items:

•	$10 million of stranded divestiture costs during the prior year quarter, primarily related to the planned divestiture of the Composites segment and Marl facility;
•	$14 million and $14 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior quarters, respectively.

The current quarter included $18 million for environmental expenses.

The remaining items during the prior year quarter primarily included $16 million for environmental expenses and $6 million for tax indemnity costs.

Fiscal 2020 year-to-date compared to fiscal 2019 year-to-date

Unallocated and other recorded expense of $87 million and $125 million for the nine months ended June 30, 2020 and 2019, respectively.  The current and prior year periods included charges for restructuring activities of $36 million and $77 million, respectively, which were comprised of the following items:

•	$34 million of stranded divestiture costs during the prior year period;
•	$36 million and $39 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year periods, respectively; and
•	$4 million of impairment related to the planned sale of an office building during the prior year period.

The current year period also included $26 million for environmental expenses.

The remaining items during the prior year period primarily included $22 million for environmental expenses, $6 million for tax indemnity costs and $5 million in proxy defense costs.

FINANCIAL POSITION

Liquidity

Ashland had $416 million in cash and cash equivalents as of June 30, 2020, of which $222 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets. In January 2020, Ashland renewed and extended its Revolving Credit Agreement through 2025 and issued new 2.00% senior notes in Europe for €500 million which mature in 2028.  During the three months ended June 30, 2020, Ashland elected to access $230 million on its Revolving Credit Facility, with these amounts on deposit as cash and cash equivalents.  As of June 30, 2020, Ashland has total remaining borrowing capacity of $350 million, comprised of amounts remaining available under the Revolving Credit Facility.  Ashland has no significant maturities related to our term loans, revolving credit facilities or bonds until August 2022.

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

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Cash provided (used) by:
Operating activities from continuing operations	$153	$93
Investing activities from continuing operations	(65)	(76)
Financing activities from continuing operations	192	(183)
Discontinued operations	(97)	6
Effect of currency exchange rate changes on cash and cash equivalents	1	(2)
Net increase (decrease) in cash and cash equivalents	$184	$(162)

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$(513)	$94
Income (loss) from discontinued operations (net of income taxes)	22	(97)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	183	225
Original issue discount and debt issuance costs amortization	14	6
Deferred income taxes	(30)	1
Distributions to equity affiliates	(1)	—
Stock based compensation expense	11	17
(Income) loss from restricted investments	(17)	(10)
Excess tax benefit on stock based compensation	1	3
Loss on early retirement of debt	59	—
Impairments	530	8
Pension contributions	(5)	(4)
Gain on pension and other postretirement plan remeasurements	—	(18)
Change in operating assets and liabilities (a)	(101)	(132)
Total cash flows provided by operating activities from continuing operations	$153	$93

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows used from operating activities from continuing operations amounted to inflows of $153 million and $93 million in the current and prior year periods, respectively.

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

Changes in operating assets and liabilities for outflows of $101 million and $132 million for the nine months ended June 30, 2020 and 2019, respectively, and were driven by the following net working capital accounts:

•	Accounts receivable – There were cash inflows of $23 million and $21 million during the current and prior year periods, respectively.
•	Inventory – There were cash outflows of $21 million and inflows of $3 million during the current and prior year periods, respectively.
•	Trade and other payables – There were cash outflows of $91 million and $118 million during the current and prior year periods, respectively, and primarily related to the timing of certain payments.

The remaining changes to operating assets and liabilities resulted in outflows of $12 million and $38 million in the current and prior year periods, respectively, and were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current year period included a loss from continuing operations of $491 million. Additionally, the current period included non-cash adjustments of $530 million for a goodwill impairment charge, $183 million for depreciation and amortization, $59 million loss on early retirement of debt, $14 million original issue discounts and debt issuance cost amortization, $11 million for stock-based compensation expense and $17 million income from restricted investments.

Operating cash flows for the prior year period included a loss from continuing operations of $3 million. Additionally, the prior year period included a non-cash adjustment of $225 million for depreciation and amortization, $10 million income from restricted investments, $8 million for an impairment of a held for sale facility, $17 million for stock-based compensation expense and $18 million for the gain on pension and other postretirement plan remeasurements.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(94)	$(103)
Proceeds from disposal of property, plant and equipment	1	4
Purchase of operations	—	(2)
Proceeds from settlement of Company-owned life insurance contracts	7	1
Company-owned life insurance payments	(2)	(1)
Net purchase of funds restricted for specific transactions	(3)	(2)
Reimbursement from restricted investments	26	25
Proceeds from sales of securities	16	156
Purchase of securities	(16)	(156)
Proceeds from the settlement of derivative instruments	—	4
Payments for the settlement of derivative instruments	—	(2)
Total cash flows used by investing activities from continuing operations	$(65)	$(76)

Cash used by investing activities was $65 million and $76 million for the current and prior year periods, respectively. The significant cash investing activities for the current period primarily related to cash outflows of $94 million for property additions compared to $103 million in the prior year period. Additionally, there were reimbursements from the restricted renewable annual asbestos trust of $26 million during the current period compared to $25 million in the prior year period.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	804	—
Repayment of long-term debt	(767)	(10)
Premium on long-term debt repayment	(59)	—
Proceeds from (repayment of) short-term debt	281	83
Debt issuance costs	(11)	—
Cash dividends paid	(50)	(48)
Repurchase of common stock	—	(200)
Stock based compensation employee withholding taxes paid in cash	(6)	(8)
Total cash flows provided (used) by financing activities from continuing operations	$192	$(183)

Cash flows (used) provided by financing activities resulted in an inflow of $192 million for the current period as compared to an outflow of $183 million for the prior year period.

Significant cash financing activities for the current period included proceeds from issuance of long-term debt, repayment of long-term debt, premiums paid on retirement of long-term debt, and debt issuance costs paid of $804 million, $767 million, $59 million and $11 million, respectively, all related to debt refinancing activity. See note H for additional information. The current year period also included short-term cash inflows of $281 million, primarily related to draws on the 2020 Revolving Credit Facility. The current period included cash dividends paid of $0.825 per share, for a total of $50 million.

Significant cash financing activities for the prior year period included long-term cash outflows of $10 million, primarily related to repayments of term loans and debentures. The prior year period included cash dividends paid of $0.775 per share, for a total of $48 million. There was a $200 million outflow related to the accelerated share repurchase program. Additionally, $83 million of inflows were drawn out of the 2017 Revolving Credit Facility.

The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2020 and 2019.

	Nine months ended
	June 30
(In millions)	2020	2019
Cash provided (used) by discontinued operations
Operating cash flows	$(98)	$—
Investing cash flows	1	6
Total cash provided (used) by discontinued operations	$(97)	$6

Cash flows for discontinued operations in the current period primarily related to previously divested businesses, including net payments of asbestos, environmental liabilities and tax payments associated with the Composites divestiture, which was a $59 million cash outflow for taxes paid during the period.

Cash flows for discontinued operations in the prior year period included net cash inflows of $12 million related to the activity of Composites and the Marl facility. The remaining cash flows for discontinued operations related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed quarters. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2020	2019
Total cash flows provided by operating activities from continuing operations	$153	$93
Adjustments:
Additions to property, plant and equipment	(94)	(103)
Free cash flows (a)	$59	$(10)

(a)	Includes $22 million and $55 million of restructuring payments for the nine months ended June 30, 2020 and 2019, respectively.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $733 million and $676 million as of June 30, 2020 and September 30, 2019, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 93% and 94% of current liabilities (excluding current liabilities held for sale) as of June 30, 2020 and September 30, 2019, respectively.

The following summary reflects Ashland’s cash and unused borrowing capacity as of June 30, 2020 and September 30, 2019.

(In millions)	June 30 2020	September 30 2019
Cash and investment securities
Cash and cash equivalents	$416	$232

Unused borrowing capacity
Revolving credit facility	$350	$752
Accounts receivable securitizations	—	48

During the current year period, Ashland entered into a new revolving credit facility. The borrowing capacity remaining under the new $600 million revolving credit facility was $350 million due to an outstanding balance of $230 million and a reduction of $20 million for letters of credit outstanding at June 30, 2020. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facilities, was $766 million at June 30, 2020, compared to $1,032 million at September 30, 2019. This reduction was due primarily to the $200 million reduction in the revolving credit facility as part of the 2020 Credit Agreement.

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2020 and September 30, 2019.

(In millions)	June 30 2020	September 30 2019
Short-term debt (includes current portion of long-term debt)	$446	$166
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,547	1,501
Total debt	$1,993	$1,667

(a)	Includes $15 million and $12 million of debt issuance cost discounts as of June 30, 2020 and September 30, 2019, respectively.

During the current year, Ashland entered into a new credit facility, the 2020 Credit Agreement, which was comprised of a $600 million, 5-year credit facility and a $250 million 5-year term loan. Additionally, Ashland issued new 8-year Senior notes in Europe, for approximately $554 million. The proceeds of these debt issuances were primarily used to tender for $767 million of Senior notes. See Note H for more information.

Debt as a percent of capital employed was 40% and 32% at June 30, 2020 and at September 30, 2019, respectively. At June 30, 2020, Ashland’s total debt had an outstanding principal balance of $2,051 million, discounts of $43 million, and debt issuance costs of $15 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: zero remaining in 2020, zero in 2021, $421 million in 2022, $22 million in 2023 and $44 million in 2024.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of June 30, 2020, Moody’s Investor Services outlook remained at stable, while Standard & Poor's revised Ashland’s outlook to negative. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2020 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2020, Ashland is in compliance with all debt agreement covenant restrictions under the 2020 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2020 Credit Agreement is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2020, Ashland’s calculation of the consolidated net leverage ratio was 3.0.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2020, Ashland’s calculation of the consolidated interest coverage ratio was 7.7.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.4x effect on the consolidated interest coverage ratio. The average change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

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

Total equity

Total equity decreased $558 million since September 30, 2019 to $3,013 million at June 30, 2020. The decrease of $558 million was due to net loss of $513 million, deferred translation loss of $7 million, and dividends of $50 million, offset by $12 million of common shares issued under stock incentive and other plans.

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record. Dividends of 27.5 cents per share were paid in the first, second and third quarters of fiscal 2020 and the third and fourth quarters of fiscal 2019. These dividends represented a 10% increase over the previous quarterly cash dividend of 25 cents per share paid in the first and second quarters of fiscal 2019.

Capital expenditures

Capital expenditures were $94 million for the nine months ended June 30, 2020 compared to $103 million for the nine months ended June 30, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2020.

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

In conjunction with the realignment, Ashland tested goodwill for impairment for each reporting unit both immediately before and immediately after the business realignment during the second quarter of fiscal 2020. The fair values of the reporting units were determined using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group.

The goodwill impairment test under the former reporting unit structure concluded that no impairment existed during the second quarter of fiscal 2020.  Ashland then allocated goodwill to the new reporting unit structure using a relative fair value approach and re-assessed goodwill for impairment for each of its new reporting units.  The impairment test under the new reporting unit structure concluded that Life Sciences and Performance Adhesives fair value were in excess of the carrying amounts by more than 10%.  The carrying value of the Personal Care & Household reporting unit and the Specialty Additives reporting unit exceeded its respective fair value, resulting in a non-cash goodwill impairment charge of $530 million, which was recorded within the Goodwill impairment caption within the Statement of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.  Remaining goodwill after impairment was zero for Personal Care & Household and $439 million for Specialty Additives.  The Personal Care & Household goodwill impairment charge was due in large part to lower growth and lower margins since the acquisitions of the Oral Care and Avoca businesses, which collectively have resulted in reduced cash flow projections.  The Specialty Additives goodwill impairment charge was also due in large part to lower growth and lower margins within the global construction and energy end markets, which collectively have resulted in reduced cash flow projections. There were no indicators of impairment that were identified in the third quarter of fiscal 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2020 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting - During the nine months ended June 30, 2020, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2020, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 83 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended June 30, 2020.

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2020 to April 30, 2020	—	$—	—	$800
May 1, 2020 to May 31, 2020	—	—	—	800
June 1, 2020 to June 30, 2020	—	—	—	800
Total	—		—	$800

(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2020, $800 million remains available for repurchase under this authorization.

ITEM 6. EXHIBITS

(a) Exhibits

10.1

Letter Agreement by and between Ashland Global Holdings Inc. and Peter J. Ganz, dated May 19, 2020 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 22, 2020, (SEC File No. 333-211719) and incorporated herein by reference).

10.2

Consulting Agreement by and between Ashland Global Holdings Inc. and Peter J. Ganz, dated May 19, 2020 (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on May 22, 2020, (SEC File No. 333-211719) and incorporated herein by reference).

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2020 and June 30, 2019; (ii) Condensed Consolidated Balance Sheets at June 30, 2020 and September 30, 2019; (iii) Statements of Consolidated Equity at June 30, 2020; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2020 and June 30, 2019; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
July 30, 2020	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)