Form 10-Q
period 2020-12-31
ASHLAND GLOBAL HOLDINGS INC
filed 2021-02-04
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

At December 31, 2020, there were 60,667,388 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2020	2019
Sales	$552	$533
Cost of sales	374	380
Gross profit	178	153

Selling, general and administrative expense	106	99
Research and development expense	15	16
Intangibles amortization expense	21	21
Equity and other income	5	—
Operating income	41	17

Net interest and other expense (income)	(6)	10
Net income on divestitures	14	3
Income from continuing operations before income taxes	61	10
Income tax expense (benefit)	—	(24)
Income from continuing operations	61	34
Loss from discontinued operations (net of income taxes)	(5)	(2)
Net income	$56	$32

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.00	$0.57
Income (loss) from discontinued operations	(0.08)	(0.03)
Net income	$0.92	$0.54

Diluted earnings per share - Note M
Income from continuing operations	$0.99	$0.56
Income (loss) from discontinued operations	(0.08)	(0.03)
Net income	$0.91	$0.53

COMPREHENSIVE INCOME (LOSS)
Net income	$56	$32
Other comprehensive income, net of tax
Unrealized translation gain	48	38
Other comprehensive income	48	38
Comprehensive income	$104	$70

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2020	September 30 2020
ASSETS
Current assets
Cash and cash equivalents	$335	$454
Accounts receivable (a)	409	471
Inventories - Note F	537	529
Other assets	100	87
Current assets held for sale - Note B	—	6
Total current assets	1,381	1,547
Noncurrent assets
Property, plant and equipment
Cost	3,310	3,265
Accumulated depreciation	1,748	1,700
Net property, plant and equipment	1,562	1,565
Goodwill - Note G	1,792	1,758
Intangibles - Note G	1,001	1,013
Operating lease assets, net - Note I	137	137
Restricted investments - Note E	316	301
Asbestos insurance receivable (b) - Note L	130	136
Deferred income taxes	26	26
Other assets	397	394
Total noncurrent assets	5,361	5,330
Total assets	$6,742	$6,877

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$93	$280
Trade and other payables	217	233
Accrued expenses and other liabilities	252	277
Current operating lease obligations - Note I	23	23
Total current liabilities	585	813
Noncurrent liabilities
Long-term debt - Note H	1,601	1,573
Asbestos litigation reserve - Note L	498	513
Deferred income taxes	222	229
Employee benefit obligations - Note K	157	157
Operating lease obligations - Note I	124	124
Other liabilities	433	432
Total noncurrent liabilities	3,035	3,028
Commitments and contingencies - Note L
Stockholders’ equity	3,122	3,036

Total liabilities and stockholders' equity	$6,742	$6,877

(a)	Accounts receivable includes an allowance for credit losses of $3 million at both December 31, 2020 and September 30, 2020.
(b)	Asbestos insurance receivable includes an allowance for credit losses of $3 million at December 31, 2020.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss) (a)	Total
BALANCE AT SEPTEMBER 30, 2020	$1	$769	$2,649	$(383)	$3,036
Adoption of new accounting pronouncement (b)			(2)		(2)
Total comprehensive income
Net Income			56		56
Other comprehensive income				48	48
Regular dividends, $0.275 per common share			(17)		(17)
Common shares issued under stock incentive and other plans (c)		1			1
BALANCE AT DECEMBER 31, 2020	$1	$770	$2,686	$(335)	$3,122

(a)

At December 31, 2020 and September 30, 2020, the after-tax accumulated other comprehensive loss of $335 million and $383 million, respectively, was each comprised of net unrealized translation losses of $333 million and $381 million, respectively, and unrecognized prior service costs as a result of certain employee benefit plan amendments of $2 million, each.

(b)	Represents the cumulative-effect adjustment, net of tax, for the adoption of the new accounting pronouncement related to the measurement of credit losses on financial instruments.
(c)	Common shares issued were 99,194 for the three months ended December 31, 2020

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2020	2019
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$56	$32
Loss from discontinued operations (net of income taxes)	5	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	62	61
Original issue discount and debt issuance costs amortization	1	2
Deferred income taxes	(5)	(12)
Gain from sales of property and equipment	(4)	—
Stock based compensation expense	4	4
Income from restricted investments	(23)	(13)
Net income on divestitures	(14)	—
Impairments	9	—
Pension contributions	(2)	(1)
Change in operating assets and liabilities (a)	17	(109)
Total cash flows provided (used) by operating activities from continuing operations	106	(34)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(30)	(29)
Proceeds from disposal of property, plant and equipment	5	—
Proceeds from sale or restructuring of operations	14	—
Net purchase of funds restricted for specific transactions	(1)	(1)
Reimbursement from restricted investments	8	10
Proceeds from sales of securities	42	4
Purchase of securities	(42)	(4)
Total cash flows used by investing activities from continuing operations	(4)	(20)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from (repayment of) short-term debt	(187)	14
Cash dividends paid	(17)	(16)
Stock based compensation employee withholding taxes paid in cash	(3)	(5)
Total cash flows used by financing activities from continuing operations	(207)	(7)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(105)	(61)
Cash provided (used) by discontinued operations
Operating cash flows	(14)	(17)
Investing cash flows	(3)	2
Total cash provided (used) by discontinued operations	(17)	(15)
Effect of currency exchange rate changes on cash and cash equivalents	3	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119)	(75)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	454	232
CASH AND CASH EQUIVALENTS - END OF PERIOD	$335	$157

(a)	Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Results of operations for the period ended December 31, 2020 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year. All amounts are presented in millions except per-share amounts.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The following standards relevant to Ashland were either issued or adopted in the current fiscal year or will become effective in a subsequent period.

In June 2016, the FASB issued amended accounting guidance related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. This guidance became effective for Ashland on October 1, 2020. As a result, Ashland recorded a $3 million increase in its allowance for credit losses, primarily related to asbestos receivables, and a $2 million decrease to retained earnings, net of tax, reflecting the cumulative effect on retained earnings.

Under the new expected credit loss model, Ashland records an allowance for credit losses inherent in its receivables from revenue transactions and reinsurance recoverables. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. For the three months ending December 31, 2020, no significant credit losses were incurred within the Statements of Consolidated Comprehensive Income (Loss).

NOTE B – DIVESTITURES

Composites and Marl facility

On August 30, 2019, Ashland completed the sale of its Composites business (excluding the Maleic business) and butanediol manufacturing facility in Marl, Germany to INEOS Enterprises (INEOS).

On September 30, 2020, Ashland completed the sale of its Maleic business to AOC.  Net proceeds from the sale were approximately $98 million.

Since this disposal group signifies a strategic shift in Ashland’s business and had a major effect of Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility, including the Maleic business, have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C of the Notes to Condensed Consolidated Financial Statements for the results of operations for Composites and the Marl facility, including the Maleic business, for all periods presented.

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce certain costs as the transition services are completed. Ashland recognized transition service fee income of $3 million during the three months ended December 31, 2020 and 2019.

Other manufacturing facility sales

During the three months ended December 31, 2020, Ashland completed the sale of a Specialty Additives facility, the assets and liabilities of which were classified as held for sale as of September 30, 2020.  Net proceeds from the sale were approximately $14 million in the current quarter ($20 million in total including a deposit received in fiscal year 2020) and the Company recognized a pre-tax gain of $14 million recorded within the Net income on divestitures caption in the Statements of Consolidated Comprehensive Income (Loss).

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$—	$—
Valvoline	—	(1)
Water Technologies	—	(1)
Distribution	(1)	—
Gain (loss) on disposal of discontinued operations (net of taxes)
Composites/Marl facility	(4)	—
	$(5)	$(2)

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three months ended December 31, 2019. The Maleic business, which was sold during fiscal 2020 to AOC, was operated under the Composites business and Marl facility disposal group and is therefore reported in discontinued operations.

Three months ended
December 31
(In millions)	2019
Income (loss) from discontinued operations attributable to Composites/Marl facility
Sales	$12
Cost of sales	(10)
Selling, general and administrative expense	(2)
Equity and other income	2
Pretax income of discontinued operations	2
Income tax expense	(2)
Income from discontinued operations	$—

NOTE D – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2020 and 2021 restructuring costs

During the three months ended December 31, 2020 and 2019, Ashland incurred severance expense of $8 million and $3 million, respectively, attributable to executive management changes and business management changes within the organization. As of December 31, 2020, the severance reserve associated with this transition was $36 million.

The following table details at December 31, 2020 and 2019, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019.

(In millions)	Severance costs
Balance at of September 30, 2020	39
Restructuring reserve	8
Utilization (cash paid)	(11)
Balance at December 31, 2020	$36

(In millions)	Severance costs
Balance at of September 30, 2019	—
Restructuring reserve	3
Utilization (cash paid)	—
Balance at December 31, 2019	$3

Fiscal 2018 restructuring costs

During fiscal 2018, Ashland initiated a company-wide cost reduction program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer to certain qualifying employees that was formally approved during 2018. Additionally, during fiscal 2018, an involuntary program for employees was also initiated as part of the restructuring program. These programs resulted in additional severance expense of $1 million for the three months ended December 31, 2019 which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). As of December 31, 2020, the severance reserve for the company-wide restructuring program was zero.

The following table details at December 31, 2019, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the three months ended December 31, 2019. The severance reserve was primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2019.

(In millions)	Severance costs
Balance at of September 30, 2019	7
Restructuring reserve	1
Utilization (cash paid)	(3)
Balance at December 31, 2019	$5

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2020.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$335	$335	$335	$—	$—
Restricted investments (a)	346	346	346	—	—
Investment of captive insurance company (b)	8	8	8	—	—
Total assets at fair value	$689	$689	$689	$—	$—
Liabilities
Foreign currency derivatives	$1	$1	$—	$1	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2020.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$454	$454	$454	$—	$—
Restricted investments (a)	331	331	331	—	—
Investment of captive insurance company (b)	9	9	9	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$795	$795	$794	$1	$—
Liabilities
Foreign currency derivatives	$3	$3	$—	$3	$—

(a)	Included in restricted investments is $30 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
(b)	Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of December 31, 2020 and September 30, 2020:

(In millions)	December 31 2020	September 30 2020
Original cost	$335	$335
Accumulated adjustments, net (a)	(50)	(30)
Adjusted cost, beginning of year	285	305
Investment income (b)	5	10
Net unrealized gain (c)	52	46
Realized gains (c)	11	2
Settlement funds	1	3
Disbursements	(8)	(35)
Fair value	$346	$331

(a)	The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)	Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and fixed income mutual funds.
(c)	Presented under the original cost method.

The following table presents gross unrealized gains and losses for the restricted investment securities as of December 31, 2020 and September 30, 2020:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020
Demand deposit	$9	$—	$—	$9
Equity mutual fund	101	38	—	139
Fixed income mutual fund	184	14	—	198
	$294	$52	$—	$346

As of September 30, 2020
Demand deposit	$7	$—	$—	$7
Equity mutual fund	116	31	(1)	146
Fixed income mutual fund	162	16	—	178
	$285	$47	$(1)	$331

The following table presents the investment income, net gains and losses realized and disbursements related to the investments within the portfolio for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Investment income	$5	$4
Net gains (losses) unrealized (a)	18	9
Disbursements	(8)	(10)

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

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three months ended December 31, 2020 and 2019 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2020	2019
Foreign currency derivative gains (losses)	$3	$1

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2020 and September 30, 2020 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2020	2020
Foreign currency derivative assets	$—	$1
Notional contract values	168	170

Foreign currency derivative liabilities	$1	$3
Notional contract values	221	215

Other financial instruments

At December 31, 2020 and September 30, 2020, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,616 million and $1,588 million, respectively, compared to a fair value of $1,806 million and $1,708 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

(In millions)	December 31, 2020	September 30, 2020
Finished products	$341	$336
Raw materials, supplies and work in process	196	193
	$537	$529

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

No indicators of impairment were identified in the first quarter of Fiscal 2021.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2020.

(In millions)	Life Sciences	Personal Care & Household	(a)	Specialty Additives	(a)	Performance Adhesives	Intermediates and Solvents	(a)	Total
Balance at September 30, 2020	$861	$—		$444		$453	$—		$1,758
Currency translation	21	—		13		—	—		34
Balance at December 31, 2020	$882	$—		$457		$453	$—		$1,792

(a)

As of December 31, 2020 and September 30, 2020, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care & Household, Specialty Additives and Intermediates and Solvents reportable segments, respectively.

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

Trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. No indicators of impairment were identified in the first quarter of Fiscal 2021.

Intangible assets were comprised of the following as of December 31, 2020 and September 30, 2020.

	December 31, 2020
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(33)	$33
Intellectual property	731	(460)	271
Customer and supplier relationships	770	(351)	419
Total definite-lived intangibles	1,567	(844)	723

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,845	$(844)	$1,001

	September 30, 2020
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(32)	$34
Intellectual property	721	(442)	279
Customer and supplier relationships	757	(335)	422
Total definite-lived intangibles	1,544	(809)	735

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,822	$(809)	$1,013

Amortization expense recognized on intangible assets was $21 million for both the three months ended December 31, 2020 and 2019, respectively, and is included in the Intangibles Amortization Expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $87 million in 2021 (includes three months actual and nine months estimated), $86 million in 2022, $86 million in 2023, $72 million in 2024 and $69 million in 2025. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	December 31, 2020	September 30, 2020
4.750% notes, due 2022	$411	$411
2.00% Senior Notes, due 2028 (Euro 500 million principal)	614	587
6.875% notes, due 2043	282	282
Term loan A	250	250
Accounts receivable securitizations	69	177
6.50% junior subordinated notes, due 2029	55	55
Revolving credit facility	—	80
Other (a)	13	11
Total debt	1,694	1,853
Short-term debt (includes current portion of long-term debt)	(93)	(280)
Long-term debt (less current portion)	$1,601	$1,573

(a)

Includes $15 million of debt issuance cost discounts as of both December 31, 2020 and September 30, 2020. Additionally, as of December 31, 2020 and September 30, 2020, Other includes a European short-term loan facility with an outstanding balance of $24 million and $23 million, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of December 31, 2020: zero remaining in 2021, $421 million in 2022, $22 million in 2023, $44 million in 2024 and $175 million in 2025.

Available borrowing capacity

The borrowing capacity remaining under the 2020 $600 million Revolving Credit Facility was $580 million due to a reduction of $20 million for letters of credit outstanding as of December 31, 2020. Ashland's total borrowing capacity at December 31, 2020 was $694 million, which included $114 million of available capacity from the two accounts receivable securitization facilities.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2020, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2020 Credit Agreement) is 4.0. At December 31, 2020, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement during its entire duration is 3.0. At December 31, 2020, Ashland’s calculation of the interest coverage ratio was 7.8.

NOTE I – LEASING ARRANGEMENTS

Ashland determines if an arrangement is or contains a lease at contract inception and determines its classification as an operating or finance lease at lease commencement. Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. All of Ashland’s leases are operating leases. Real estate leases represent approximately 89% of the total lease liability. Operating lease assets and obligations are reflected within operating lease assets, net; current operating lease obligations; and non-current operating lease obligations captions on the Condensed Consolidated Balance Sheets.

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within our Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended
		December 31
(In millions)	Location	2020	2019
Lease cost:
Operating lease cost	Selling, General & Administrative	$3	$5
Operating lease cost	Cost of Sales	4	4
Variable lease cost	Cost of Sales	1	1
Short-term leases	Cost of Sales	1	—
Total lease cost		$9	$10

The following table summarizes Ashland’s lease assets and liabilities as presented in the Condensed Consolidated Balance Sheet:

(In millions)	December 31, 2020	September 30, 2020
Assets
Operating lease assets, net	$137	$137
Total lease assets	137	137

Liabilities
Current operating lease obligations	$23	$23
Non-current operating lease obligations	124	124
Total lease liabilities	$147	$147

Ashland often has options to renew lease terms for buildings and other assets.  The exercise of lease renewal options are generally at Ashland’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland’s discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of December 31, 2020 and September 30, 2020 was approximately 15 years for each period.

Residual value guarantees are not common within Ashland’s lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate.  The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral.  Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of December 31, 2020 and September 30, 2020 was 2.9%. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations were $2 million and less than $1 million for the three months ended December 31, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended
	December 31
(In millions)	2020	2019
Operating cash flows from operating leases	$7	$9

Maturity Analysis of Lease Liabilities

Maturities of lease liabilities are shown below as of December 31, 2020 and September 30, 2020:

(In millions)	December 31, 2020	September 30, 2020
Remainder of 2021	$20	$28
2022	37	35
2023	17	17
2024	14	13
2025	12	11
Thereafter	$90	$88
Total lease payments	190	192
Less amount of lease payment representing interest	(43)	(45)
Total present value of lease payments	$147	$147

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was zero for the three months ended December 31, 2020. The current quarter tax rate was impacted by jurisdictional income mix, as well as $13 million from favorable tax discrete items primarily related to the Specialty Additives facility sale.

Prior fiscal year

The overall effective tax rate was a benefit of 240% for the three months ended December 31, 2019. The quarter tax rate was primarily impacted by jurisdictional income mix, as well as $27 million from favorable tax discrete items primarily related to the Swiss Tax Reform.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2020.

(In millions)
Balance at October 1, 2020	$171
Increases related to positions taken in the current year	7
Balance at December 31, 2020	$178

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $50 million and $60 million for continuing operations. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the three months ended December 31, 2020, Ashland contributed $2 million to its non-U.S. pension plans and zero to its U.S. pension plans. Ashland expects to make additional contributions of approximately $3 million to its non-U.S. plans and $2 million to its U.S. pension plans during the remainder of fiscal 2021.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2020	2019	2020	2019
Three months ended December 31
Service cost	$1	$1	$—	$—
Interest cost	2	2	—	1
Expected return on plan assets	(2)	(3)	—	—
Curtailment	—	—	—	—
Total net periodic benefit costs	$1	$—	$—	$1

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2020	2019	2020	2019	2018
Open claims - beginning of year	49	53	53	53	54
New claims filed	1	—	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(2)	(5)	(1)	(2)
Open claims - end of period	49	51	49	53	53

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

During the most recent annual update of this estimate completed during fiscal year 2020, it was determined that the liability for Ashland asbestos-related claims should be increased by $13 million. Total reserves for asbestos claims were $325 million at December 31, 2020 compared to $335 million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2020	2019	2020	2019	2018
Asbestos reserve - beginning of year	$335	$352	$352	$380	$419
Reserve adjustment	—	—	13	1	(8)
Amounts paid	(10)	(10)	(30)	(29)	(31)
Asbestos reserve - end of period (a)	$325	$342	$335	$352	$380

(a)

Included $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both December 31, 2020 and September 30, 2020.

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

At December 31, 2020, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $98 million (excluding the Hercules receivable for asbestos claims) compared to $103 million at September 30, 2020. During fiscal year 2020, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $1 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2020	2019	2020	2019	2018
Insurance receivable - beginning of year	$103	$123	$123	$140	$155
Receivable adjustment (a)	(2)	—	1	(5)	(5)
Insurance settlement	—	—	(10)	—	—
Amounts collected	(3)	(1)	(11)	(12)	(10)
Insurance receivable - end of period (b)	$98	$122	$103	$123	$140

(a)

The three months ended December 31, 2020 includes a $2 million adjustment related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard described in Note A.

(b)	Included $14 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of both December 31, 2020 and September 30, 2020.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2020	2019	2020	2019	2018
Open claims - beginning of year	12	13	13	13	12
New claims filed	1	—	1	1	2
Claims dismissed	(1)	—	(2)	(1)	(1)
Open claims - end of period	12	13	12	13	13

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during fiscal year 2020, it was determined that the liability for Hercules asbestos-related claims should be decreased by $3  million. Total reserves for asbestos claims were $224 million at December 31, 2020 compared to $229  million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2020	2019	2020	2019	2018
Asbestos reserve - beginning of year	$229	$252	$252	$282	$323
Reserve adjustments	—	—	(3)	(10)	(19)
Amounts paid	(5)	(5)	(20)	(20)	(22)
Asbestos reserve - end of period (a)	$224	$247	$229	$252	$282

(a)	Included $22 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both December 31, 2020 and September 30, 2020.

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

As of December 31, 2020, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $46 million. During fiscal year 2020, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $2 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2020	2019	2020	2019	2018
Insurance receivable - beginning of year	$47	$49	$49	$54	$68
Receivable adjustment (a)	(1)	—	(2)	(5)	(14)
Insurance receivable - end of period	$46	$49	$47	$49	$54

(a)

The three months ended December 31, 2020 includes a $1 million adjustment related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard described in Note A.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $520 million for the Ashland asbestos-related litigation (current reserve of $325 million) and approximately $350 million for the Hercules asbestos-related litigation (current reserve of $224 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At December 31, 2020, such locations included 82 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 113 current and former operating facilities (including certain operating facilities conveyed as part of previous divestitures) and about 1,225 service station properties, of which 24 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $195 million at December 31, 2020 compared to $200 million at September 30, 2020, of which $145 million at December 31, 2020 and $150 million at September 30, 2020 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Reserve - beginning of period	$200	$186
Disbursements	(10)	(9)
Revised obligation estimates and accretion	5	2
Reserve - end of period	$195	$179

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2020 and September 30, 2020, Ashland’s recorded receivable for these probable insurance recoveries was $15 million, of which $12 million at December 31, 2020 and September 30, 2020 was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Environmental expense	$5	$2
Accretion	—	—
Legal expense	1	2
Total expense	6	4

Insurance receivable	(1)	—
Total expense, net of receivable activity (a)	$5	$4

(a)

Net expense of $1 million for the three months ended December 31, 2020, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $470 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2020 and September 30, 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2020.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million at December 31, 2020 and 2019, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2020	2019
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$61	$34
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	60	60
Share based awards convertible to common shares	1	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	61	61
EPS from continuing operations
Basic	$1.00	$0.57
Diluted	0.99	0.56

NOTE N – EQUITY ITEMS

Stockholder dividends

Dividends of 27.5 cents per share were paid in the first quarter of fiscal 2021 and fiscal 2020.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2020			2019
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain	$48	$—	$48	$38	$—	$38
Total other comprehensive income	$48	$—	$48	$38	$—	$38

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions)	2020	2019
Common stock and paid in capital
Balance, beginning of period	$770	$757
Common shares issued under stock incentive and other plans (a)	1	1
Balance, end of period	771	758
Retained earnings
Balance, beginning of period	2,649	3,224
Adoption of new accounting pronouncements	(2)	—
Net income	56	32
Regular dividends	(17)	(17)
Balance, end of period	2,686	3,239
Accumulated other comprehensive income (loss)
Balance, beginning of period	(383)	(410)
Unrealized translation gain	48	38
Balance, end of period	(335)	(372)
Total stockholders' equity	$3,122	$3,625
Cash dividends declared per common share	$0.275	$0.275

(a)	Common shares issued were 99,194 shares and 70,461 shares for the three months ended December 31, 2020 and 2019, respectively.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2020 (a)	2019 (b)
SARs	$1	$2
Nonvested stock awards	2	2
Performance share awards	2	1
	$5	$5

(a)	Included $1 million of expense related to cash-settled nonvested restricted stock awards and zero related to cash-settled performance units during the three months ended December 31, 2020.
(b)	Included $1 million of expense related to cash-settled nonvested restricted stock awards and zero related to cash-settled performance units during the three months ended December 31, 2019.

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

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $383 million and $441 million as of December 31, 2020 and September 30, 2020, respectively.

Disaggregation of revenue

Ashland disaggregates its revenue by segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. See the following tables for details (intersegment sales eliminations have been excluded). See Note Q for additional information.

Sales by geography
	Three months ended
	December 31
(In millions)	2020	2019
Life Sciences
North America	$51	$49
Europe	54	49
Asia Pacific	47	42
Latin America & other	18	15
	$170	$155

	Three months ended
	December 31
(In millions)	2020	2019
Personal Care & Household
North America	$41	$41
Europe	46	55
Asia Pacific	21	24
Latin America & other	18	17
	$126	$137

	Three months ended
	December 31
(In millions)	2020	2019
Specialty Additives
North America	$45	$45
Europe	52	50
Asia Pacific	41	35
Latin America & other	9	9
	$147	$139

	Three months ended
	December 31
(In millions)	2020	2019
Performance Adhesives
North America	$68	$64
Europe	10	7
Asia Pacific	4	2
Latin America & other	2	1
	$84	$74

	Three months ended
	December 31
(In millions)	2020	2019
Intermediates and Solvents
North America	$21	$15
Europe	4	5
Asia Pacific	7	7
Latin America & other	1	1
	$33	$28

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

Reportable Segments

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. This includes charges in the current fiscal year for certain corporate governance costs, which were previously allocated in the first quarter of fiscal 2020. These costs are now reflected in Unallocated and Other for all periods presented.

The following table presents various financial information for each reportable segment for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions - unaudited)	2020	2019
SALES
Life Sciences	$170	$155
Personal Care & Household	126	137
Consumer Specialties	296	292
Specialty Additives	147	139
Performance Adhesives	84	74
Industrial Specialties	231	213
Intermediates and Solvents	33	28
Intersegment sales (a)
Intermediates and Solvents	(8)	—
	$552	$533
OPERATING INCOME (LOSS)
Life Sciences	$29	$22
Personal Care & Household	15	11
Consumer Specialties	44	33
Specialty Additives (b)	2	9
Performance Adhesives	20	10
Industrial Specialties	22	19
Intermediates and Solvents	2	(12)
Unallocated and other	(27)	(23)
	$41	$17
DEPRECIATION EXPENSE
Life Sciences	$9	$8
Personal Care & Household	10	10
Consumer Specialties	19	18
Specialty Additives	16	15
Performance Adhesives	3	4
Industrial Specialties	19	19
Intermediates and Solvents	3	3
	$41	$40
AMORTIZATION EXPENSE
Life Sciences	$7	$7
Personal Care & Household	9	9
Consumer Specialties	16	16
Specialty Additives	5	5
Performance Adhesives	—	—
Industrial Specialties	5	5
Intermediates and Solvents	—	—
	$21	$21
EBITDA (c)
Life Sciences	$45	$37
Personal Care & Household	34	30
Consumer Specialties	79	67
Specialty Additives	23	29
Performance Adhesives	23	14
Industrial Specialties	46	43
Intermediates and Solvents	5	(9)
Unallocated and other	(27)	(23)
	$103	$78

	December 31	September 30
(In millions - unaudited)	2020	2020
TOTAL ASSETS
Life Sciences	$1,987	$1,974
Personal Care & Household	904	939
Consumer Specialties	2,891	2,913
Specialty Additives	1,662	1,666
Performance Adhesives	594	591
Industrial Specialties	2,256	2,257
Intermediates and Solvents	158	161
Unallocated and other	1,437	1,546
	$6,742	$6,877

(a)	Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)	Includes a capital project impairment of $9 million for the three months ended December 31, 2020 relating to a long-term capital project plan change at a plant facility.
(c)

Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

NOTE R – SUBSEQUENT EVENTS

On January 19, 2021 Ashland announced it had signed a definitive agreement to acquire the personal care business from Schülke & Mayr GmbH, a portfolio company of the global investment organization EQT.

Under the terms of the agreement, Ashland will pay €262.5 million in an all cash transaction, which is expected to be completed before the end of the June 30, 2021 quarter subject to customary closing conditions and required regulatory approvals.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition and expected effects of the COVID-19 pandemic on Ashland’s business, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make, including the proposed acquisition of Schülke & Mayr’s personal care business (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with Ashland’s growth strategies; the competitive nature of Ashland’s business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the COVID-19 pandemic on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. The extent and duration of the COVID-19 pandemic on our business and operations is uncertain. Factors that influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a premier specialty materials company with a conscious and proactive mindset for sustainability. The Company serves customers in a wide range of consumer and industrial markets, including adhesives, architectural coatings, automotive, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 4,200 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 61% and 60% for the three months ended December 31, 2020 and 2019. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2020	2019
North America (a)	39%	40%
Europe	30%	31%
Asia Pacific	22%	21%
Latin America & other	9%	8%
	100%	100%

(a)	Ashland includes only U.S. and Canada in its North America designation.

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care & Household, Specialty Additives, Performance Adhesives and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters. Ashland has also provided subtotals by its consumer and industrial businesses to reflect the end markets served by each reportable segment. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three month ended December 31 were as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2020	2019
Life Sciences	31%	29%
Personal Care & Household	23%	26%
Consumer Specialties	54%	55%
Specialty Additives	27%	26%
Performance Adhesives	14%	14%
Industrial Specialties	41%	40%
Intermediates and Solvents	5%	5%
	100%	100%

KEY DEVELOPMENTS

Business results

Ashland recorded net income of $56 million (income of $61 million in continuing operations and loss of $5 million in discontinued operations) and $32 million (income of $34 million in continuing operations and loss of $2 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $112 million increased by $33 million, while Ashland’s Adjusted EBITDA was $124 million for the current quarter compared to $88 million in the prior year quarter. (see U.S. GAAP reconciliation below under consolidated review). The improvement in results was primarily due to higher volumes, improved pricing/mix, lower costs and favorable foreign currency exchange, partially offset by a capital project impairment.

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

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. This includes the execution of shelter in place, social distancing and deep cleaning process requirements. Through the first quarter of fiscal year 2021, Ashland has not experienced any additional major operating surprises, related to the COVID-19 pandemic, and continues to maintain a robust supply chain in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. The consumer specialties businesses continued to show resiliency in the face of difficult economic circumstances. The industrial specialties businesses and the Intermediates and Solvents business experienced downward pressure on demand as a result of the COVID-19 pandemic’s impact on those businesses’ end markets in 2020, with improved conditions through the first quarter of 2021. However, Ashland’s overall liquidity remains strong and Ashland is able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions continue to improve.

The situation surrounding the COVID-19 pandemic remains fluid, and Ashland is actively managing its response in collaboration with customers, government officials, team members and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A, Risk Factors in Ashland’s most recent Form 10-K filed with the SEC.

Other items

Operational business model changes and restructurings

During the second quarter of fiscal year 2020, Ashland changed the manner in which it manages the business moving from a functionally led to a business led organization.  This new business-centric operational redesign of core operating systems and processes lead to a realignment in both the selling, general and administrative and research and development costs (SARD) associated with each business.  In addition to the realignment of SARD, a productivity review with a focus on cost of goods sold (COGS) was also initiated.  Based on these initiatives, Ashland is currently targeting the following savings:

•	$50 million of incremental SARD cost savings
•	$50 million of incremental COGS productivity savings

Ashland achieved over 80% of its target run-rate SARD cost savings and about 70% of its COGS productivity savings, in total representing about $78 million in annualized run-rate savings under these initiatives as of December 31, 2020. Ashland expects to be substantially complete with these initiatives by the end of fiscal year 2021.

Pending acquisition

On January 19, 2021 Ashland announced it had signed a definitive agreement to acquire the personal care business from Schülke & Mayr GmbH, a portfolio company of the global investment organization EQT.

Under the terms of the agreement, Ashland will pay €262.5 million in an all cash transaction, which is expected to be completed before the end of the June 30, 2021 quarter subject to customary closing conditions and required regulatory approvals.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Key financial results for the three months ended December 31, 2020 and 2019 included the following:

•

Ashland’s net income amounted to $56 million compared to $32 million for the three months ended December 31, 2020 and 2019, respectively, or income of $0.91 and $0.53 diluted earnings per share, respectively.

•	Discontinued operations, which are reported net of taxes, resulted in a loss of $5 million and $2 million during the three months ended December 31, 2020 and 2019, respectively.
•	Income from continuing operations, which excludes results from discontinued operations, amounted to $61 million and $34 million for the three months ended December 31, 2020 and 2019, respectively.
•

The effective income tax rates were an expense of zero and a benefit of 240% for the three months ended December 31, 2020 and 2019, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.

•

Ashland incurred pretax net interest and other income of $6 million compared to expense of $10 million for the three months ended December 31, 2020 and 2019, respectively. This includes gains of $18 million and $9 million on restricted investments.

•	Net income on divestitures totaled income of $14 million and $3 million for the three months ended December 31, 2020 and 2019, respectively.
•	Operating income was $41 million and $17 million for the three months ended December 31, 2020 and 2019, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Operating income/loss amounted to income of $41 million and $17 million for the three months ended December 31, 2020 and 2019, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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

•	During the three months ended December 31, 2020, Ashland incurred an impairment charge associated with a long-term capital project plan change at a plant facility.

Operating income/loss for the three months ended December 31, 2020 and 2019 included depreciation and amortization of $62 million and $61 million, respectively.

Non-operating key items affecting EBITDA

•	Net gain on divestitures – Ashland recorded a gain of $14 million during the three months ended December 31, 2020 related to the sale of a Specialty Additives facility.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three months ended December 31, 2020 and 2019.

	Three months ended December 31
(In millions)	2020	2019	Change
Sales	$552	$533	$19

The following table provides a reconciliation of the change in sales for the three months ended December 31, 2020 and 2019.

Three months ended
(In millions)	December 31, 2020
Volume	$14
Pricing	(6)
Currency exchange	11
Change in sales	$19

Sales for the current quarter increased $19 million compared to the prior year quarter. Favorable volume and foreign currency exchange increased sales by $14 million and $11 million, respectively. These increases were partially offset by product pricing which decreased sales $6 million.

	Three months ended December 31
(In millions)	2020	2019	Change
Cost of sales	$374	$380	$(6)
Gross profit as a percent of sales	32.2%	28.7%

The following table provides a reconciliation of the change in cost of sales between the three months ended December 31, 2020 and 2019.

Three months ended
(In millions)	December 31, 2020
Changes in:
Volume	$11
Price/mix	(12)
Currency exchange	4
Operating costs	(9)
Change in cost of sales	$(6)

Cost of sales for the current quarter decreased $6 million compared to the prior year quarter. Price/mix, and operating costs decreased cost of sales by $12 million and $9 million, respectively. These decreases were partially offset by higher volume and foreign currency exchange which increased cost of sales by $11 million and $4 million, respectively.

	Three months ended December 31
(In millions)	2020	2019	Change
Selling, general and administrative expense	$106	$99	$7
As a percent of sales	19.2%	18.6%

Selling, general and administrative expense for the current quarter increased $7 million compared to the prior year quarter with expenses as a percent of sales increasing 0.6 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•	$12 million and $7 million of key items for severance, lease abandonment and other restructuring costs during the three months ended December 31, 2020 and 2019, respectively;
•	$9 million related to a capital project impairment during the three months ended December 31, 2020; and
•	Unfavorable currency exchange of $1 million during the three months ended December 31, 2020.

The above increases were partially offset by achieved cost savings during the three months ended December 31, 2020 from restructuring programs initiated in fiscal year 2020.

	Three months ended December 31
(In millions)	2020	2019	Change
Research and development expense	$15	$16	$(1)

Research and development expense is relatively consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2020	2019	Change
Intangibles amortization expense	$21	$21	$—

Amortization expense is consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2020	2019	Change
Equity and other income
Other income	$5	$—	$5
	$5	$—	$5

Other income for the current year quarter was primarily due to a gain on sale of excess corporate property of roughly $4 million.

	Three months ended December 31
(In millions)	2020	2019	Change
Net interest and other expense (income)
Interest expense	$16	$23	$(7)
Interest income	—	(1)	1
Loss (income) from restricted investments	(23)	(13)	(10)
Other financing costs	1	1	—
	$(6)	$10	$(16)

Net interest and other expense (income) decreased by $16 million during the current quarter compared to the prior year quarter. Interest expense decreased $7 million due to lower cost of debt and lower debt levels compared to the prior year quarter. Restricted investments included gains of $18 million and $9 million for the three months ended December 31, 2020 and 2019, respectively. See Note E for more information on the restricted investments.

	Three months ended December 31
(In millions)	2020	2019	Change
Net income (loss) on divestitures	$14	$3	$11

The activity in the current year quarter was related to the sale of a Specialty Additives facility, while activity in the prior year quarter related to post-closing adjustments for certain divestitures.

	Three months ended December 31
(In millions)	2020	2019	Change
Income tax expense (benefit)	$—	$(24)	$24
Effective tax rate	0%	(240)%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was zero for the three months ended December 31, 2020. The current quarter tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $13 million primarily related to the sale of a Specialty Additives facility.

The overall effective tax rate was a benefit of 240% for the three months ended December 31, 2019 and was primarily impacted by jurisdictional income mix, certain nondeductible restructuring costs as well as $27 million from favorable tax discrete items primarily from the tax benefit related to the Swiss Tax Reform enacted in the prior year quarter.

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

The effective tax rate during the three months ended December 31, 2020 and 2019 was significantly impacted by the following tax specific key items:

•	Restructuring and separation activity – Includes the impact from company-wide cost reduction programs, and the impact of the sale of a Specialty Additives facility; and
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

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2020	2019
Income (loss) from continuing operations before income taxes	$61	$10
Key items (pre-tax) (a)	(11)	(2)
Adjusted income from continuing operations
before income taxes	$50	$8

Income tax expense (benefit)	$—	$(24)
Income tax rate adjustments:
Tax effect of key items	(4)	(1)
Tax specific key items: (b)
Restructuring and separation activity	13	—
Other tax reform	—	25
Total income tax rate adjustments	9	24
Adjusted income tax expense	$9	$—

Effective tax rate, excluding key items (Non-GAAP) (c)	19%	3%

(a)	See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)	For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)	Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2020	2019	Change
Income (loss) from discontinued operation (net of taxes)
Valvoline	$—	$(1)	$1
Water Technologies	—	(1)	1
Distribution	(1)	—	(1)
Gain (loss) on disposal of discontinued operations (net of taxes)
Composites/Marl facility	(4)	—	(4)
	$(5)	$(2)	$(3)

The activity for Composites/Marl facility during the current quarter was related to post-closing purchase price adjustment disputes. The activity for Valvoline, Water Technologies and Distribution during the current and prior year quarters was related to post-closing adjustments.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three months ended December 31, 2020 and 2019.

	Three months ended December 31
(In millions)	2020	2019	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain	$48	$38	$10
	$48	$38	$10

Total other comprehensive income, net of tax, for the current quarter increased $10 million compared to the prior year quarter primarily as a result of the following:

•

For the three months ended December 31, 2020, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $48 million compared to $38 million for the three months ended December 31, 2019. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $112 million and $79 million for the three months ended December 31, 2020 and 2019, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended
	December 31
(In millions)	2020	2019
Net income	$56	$32
Income tax expense (benefit)	—	(24)
Net interest and other expense (income)	(6)	10
Depreciation and amortization	62	61
EBITDA	112	79
Loss from discontinued operations (net of tax)	5	2
Key items included in EBITDA:
Restructuring, separation and other costs	12	7
Capital project impairment	9	—
Net gain on divestitures	(14)	—
Total key items included in EBITDA	7	7
Adjusted EBITDA	$124	$88

Total key items included in EBITDA	$7	$7
Unrealized gain on securities	(18)	(9)
Total key items, before tax	$(11)	$(2)

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

	Three months ended
	December 31
	2020	2019
Diluted EPS from continuing operations (as reported)	$0.99	$0.56
Key items, before tax:
Restructuring, separation and other costs	0.18	0.12
Capital project impairment	0.16	—
Unrealized gain on securities	(0.29)	(0.15)
Net gain on divestitures	(0.23)	—
Key items, before tax	(0.18)	(0.03)
Tax effect of key items (a)	0.07	0.02
Key items, after tax	(0.11)	(0.01)
Tax specific key items:
Restructuring and separation activity	(0.22)	—
Other tax reform	—	(0.42)
Tax specific key items (b)	(0.22)	(0.42)
Total key items	(0.33)	(0.43)
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.66	$0.13
Amortization expense adjustment (net of tax) (c)	$0.28	$0.28
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$0.94	$0.41

(a)	Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)

Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the Statements of Consolidated Comprehensive Income (Loss) caption review section above.

(c)	Amortization expense adjustment (net of tax) tax rates were 21% and 20% for the three months ended December 31, 2020 and December 31, 2019, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s reportable segments include Life Sciences, Personal Care & Household, Specialty Additives, Performance Adhesives and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters. Ashland has also provided subtotals by its consumer and industrial businesses to reflect the end markets served by each reportable segment.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. This includes charges in the current fiscal year for certain corporate governance costs, which were previously allocated in the first quarter of fiscal 2020. These costs are now reflected in Unallocated and Other for all periods presented.

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions - unaudited)	2020	2019
SALES
Life Sciences	$170	$155
Personal Care & Household	126	137
Consumer Specialties	296	292
Specialty Additives	147	139
Performance Adhesives	84	74
Industrial Specialties	231	213
Intermediates and Solvents	33	28
Intersegment sales (a)
Intermediates and Solvents	(8)	—
	$552	$533
OPERATING INCOME (LOSS)
Life Sciences	$29	$22
Personal Care & Household	15	11
Consumer Specialties	44	33
Specialty Additives (b)	2	9
Performance Adhesives	20	10
Industrial Specialties	22	19
Intermediates and Solvents	2	(12)
Unallocated and other	(27)	(23)
	$41	$17
DEPRECIATION EXPENSE
Life Sciences	$9	$8
Personal Care & Household	10	10
Consumer Specialties	19	18
Specialty Additives	16	15
Performance Adhesives	3	4
Industrial Specialties	19	19
Intermediates and Solvents	3	3
	$41	$40
AMORTIZATION EXPENSE
Life Sciences	$7	$7
Personal Care & Household	9	9
Consumer Specialties	16	16
Specialty Additives	5	5
Performance Adhesives	—	—
Industrial Specialties	5	5
Intermediates and Solvents	—	—
	$21	$21
EBITDA (c)
Life Sciences	$45	$37
Personal Care & Household	34	30
Consumer Specialties	79	67
Specialty Additives	23	29
Performance Adhesives	23	14
Industrial Specialties	46	43
Intermediates and Solvents	5	(9)
Unallocated and other	(27)	(23)
	$103	$78

(a)	Intersegment sales are accounted for at prices that approximate fair value.
(b)	Includes a capital project impairment of $9 million for the three months ended December 31, 2020 relating to a long-term capital project plan change at a plant facility.
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

December 2020 quarter compared to December 2019 quarter

Consumer Specialties’ sales increased $4 million to $296 million in the current quarter. Life Sciences represented an increase of $15 million, offset by a decrease of $11 million for Personal Care & Household. Favorable currency exchange increased sales by $5 million for the Consumer Specialties business. This increase was partially offset by product pricing which decreased sales by $1 million.

Operating income increased $11 million to income of $44 million for the current quarter. Life Sciences and Personal Care & Household recorded income of $29 million and $15 million, respectively. Favorable price/mix, favorable foreign currency exchange, lower costs and a legal settlement related to Personal Care & Household increased operating income by $4 million, $4 million, $2 million and $2 million, respectively. These increases were partially offset by lower volume which decreased operating income by $1 million. Current quarter EBITDA increased $12 million to $79 million, of which $45 million was in Life Sciences and $34 million in Personal Care & Household. EBITDA margin increased 3.7 percentage points in the current quarter to 26.7%.

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

The following EBITDA presentation for the three months ended December 31, 2020 and 2019 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Specialties.

	Life Sciences		Personal Care & Household		Consumer Specialties
	Three months ended December 31
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$29	$22	$15	$11	$44	$33
Depreciation and amortization	16	15	19	19	35	34
EBITDA	45	37	34	30	79	67

Industrial Specialties

The Industrial Specialties business is comprised of the below reportable segments:

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

December 2020 quarter compared to December 2019 quarter

Industrial Specialties’ sales increased $18 million to $231 million in the current quarter. Specialty Additives and Performance Adhesives represented $8 million and $10 million of the increase, respectively. Higher volume and favorable currency exchange increased sales by $16 million and $5 million, respectively. These increases were partially offset by product pricing which decreased sales by $3 million.

Operating income increased $3 million to $22 million for the current quarter. Specialty Additives and Performance Adhesives recorded income of $2 million and $20 million, respectively, down $7 million and up $10 million from the prior year quarter, respectively. Higher volume, favorable price/mix, foreign currency exchange and production costs increased operating income by $4 million, $5 million, $1 million and $2 million, respectively. Those increases were partially offset by a capital project impairment of $9 million. Current quarter EBITDA increased $3 million to $46 million, $23 million income in Specialty Additives and $23 million income in Performance Adhesives. Adjusted EBITDA increased $12 million to $55 million, of which $32 million and $23 million originated from Specialty Additives and Performance Adhesives, respectively. Adjusted EBITDA margin increased 3.6 percentage points in the current quarter to 23.8%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation (as defined and described in the section above) for the three months ended December 31, 2020 and 2019 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Industrial Specialties. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items during the three months ended December 31, 2020 related to a capital project impairment within Specialty Additives.

	Specialty Additives		Performance Adhesives		Industrial Specialties
	Three months ended December 31
(In millions)	2020	2019	2020	2019	2020	2019
Operating income	$2	$9	$20	$10	$22	$19
Depreciation and amortization	21	20	3	4	24	24
EBITDA	23	29	23	14	46	43
Capital project impairment	9	—	—	—	9	—
Adjusted EBITDA	$32	$29	$23	$14	$55	$43

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

December 2020 quarter compared to December 2019 quarter

Intermediates and Solvents’ sales increased $5 million to $33 million in the current quarter primarily due to higher volume.

Operating income/loss increased $14 million to $2 million for the current quarter. Lower production costs and higher volume increased operating income by $17 million and $1 million, respectively. This increase was partially offset by price/mix and foreign currency exchange which decreased operating income by $3 million and $1 million respectively. Current quarter EBITDA increased $14 million to $5 million. EBITDA margin for the current quarter was 15.2%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three months ended December 31, 2020 and 2019 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents.

	Three months ended
	December 31
(In millions)	2020	2019
Operating income	$2	$(12)
Depreciation and amortization	3	3
EBITDA	5	(9)

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Restructuring activities	$(12)	$(7)
Environmental expenses	(4)	(3)
Other expenses (primarily governance and legacy expenses)	(11)	(13)
Total expense	$(27)	$(23)

December 2020 quarter compared to December 2019 quarter

Unallocated and other recorded expense of $27 million and $23 million for the three months ended December 31, 2020 and 2019, respectively. The current and prior year quarters included charges for restructuring activities of $12 million and $7 million, respectively, which were comprised of the following:

•	$12 million and $7 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior quarters, respectively.

The current quarter and prior quarter included $4 million and $3 million for environmental expenses, respectively.

FINANCIAL POSITION

Liquidity

Ashland had $335 million in cash and cash equivalents as of December 31, 2020, of which $263 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets. In January 2020, Ashland renewed and extended its Revolving Credit Agreement through 2025 and issued new 2.00% senior notes in Europe for €500 million which mature in 2028.  During the three months ended December 31, 2020, Ashland elected not to access funds on its Revolving Credit Facility. As of December 31, 2020, Ashland has total remaining borrowing capacity of $694 million, comprised of amounts remaining available under the Revolving Credit Facility and two accounts receivable securitization facilities. Ashland has no significant maturities related to our term loans, revolving credit facilities or bonds until August 2022.

Ashland believes that cash flow from operations, availability under existing credit facilities and arrangements, current cash and investment balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for Ashland’s foreseeable working capital needs, capital expenditures at existing facilities, dividend payments and debt service obligations. Ashland’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. For information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see item 1A, in Ashland’s most recent Form 10-K filed with the SEC.

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Cash provided (used) by:
Operating activities from continuing operations	$106	$(34)
Investing activities from continuing operations	(4)	(20)
Financing activities from continuing operations	(207)	(7)
Discontinued operations	(17)	(15)
Effect of currency exchange rate changes on cash and cash equivalents	3	1
Net decrease in cash and cash equivalents	$(119)	$(75)

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Cash flows provided (used) by operating activities from continuing operations
Net income	$56	$32
Loss from discontinued operations (net of income taxes)	5	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	62	61
Original issue discount and debt issuance costs amortization	1	2
Deferred income taxes	(5)	(12)
Gain from sales of property and equipment	(4)	—
Stock based compensation expense	4	4
Income from restricted investments	(23)	(13)
Net income on divestitures	(14)	—
Impairments	9	—
Pension contributions	(2)	(1)
Change in operating assets and liabilities (a)	17	(109)
Total cash flows provided (used) by operating activities from continuing operations	$106	$(34)

(a)	Excludes changes resulting from operations acquired or sold.

Cash flows provided (used) from operating activities from continuing operations amounted to inflows of $106 million and outflows of $(34) million in the current and prior year periods, respectively.

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

Changes in operating assets and liabilities accounted for inflows of $17 million for the current quarter compared to outflows of $109 million for the three months ended December 31, 2020 and 2019, respectively, and were primarily driven by the following net working capital accounts:

•	Accounts receivable – There were cash inflows of $59 million and $40 million during the current and prior year quarters, respectively.

•	Inventory – There were cash outflows of $12 million and $38 million during the current and prior year quarters, respectively.
•

Trade and other payables – There were cash outflows of $34 million and $96 million during the current and prior year quarters, respectively, and primarily related to the timing of certain payments and management of supplier/vendor payment terms.

The remaining changes to operating assets and liabilities resulted in inflows of $4 million and outflows of $15 million in the current and prior year quarters, respectively, and were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current year quarter included income from continuing operations of $61 million. Additionally, the current quarter included non-cash adjustments of $62 million for depreciation and amortization, $4 million for stock-based compensation expense, $23 million income from restricted investments, $14 million net income on divestitures and $9 million for impairments.

Operating cash flows for the prior year quarter included income from continuing operations of $34 million. Additionally, the prior year quarter included non-cash adjustments of $61 million for depreciation and amortization, $13 million income from restricted investments and $4 million for stock-based compensation expense.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(30)	$(29)
Proceeds from disposal of property, plant and equipment	5	—
Proceeds from sale or restructuring of operations	14	—
Net purchase of funds restricted for specific transactions	(1)	(1)
Reimbursement from restricted investments	8	10
Proceeds from sales of securities	42	4
Purchase of securities	(42)	(4)
Total cash flows used by investing activities from continuing operations	$(4)	$(20)

Cash used by investing activities was $4 million and $20 million for the current and prior year quarters, respectively. The significant cash investing activities for the current quarter primarily related to cash outflows of $30 million for property additions compared to $29 million in the prior year quarter. Additionally, there were reimbursements from the restricted renewable annual asbestos trust of $8 million during the current quarter compared to $10 million in the prior year quarter, proceeds from disposal of property, plant and equipment of $5 million in the current quarter and proceeds from sale or restructuring of operations of $14 million in the current quarter. The current quarter also included a rebalancing within the asbestos trust, which resulted in $42 million of proceeds from the sale of securities offset by $42 million of purchases of securities.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Cash flows provided (used) by financing activities from continuing operations
Proceeds from (repayment of) short-term debt	$(187)	$14
Cash dividends paid	(17)	(16)
Stock based compensation employee withholding taxes paid in cash	(3)	(5)
Total cash flows used by financing activities from continuing operations	$(207)	$(7)

Cash flows used by financing activities resulted in an outflow of $207 million for the current quarter compared to an outflow of $7 million for the prior year quarter.

Significant cash financing activities for the current quarter included short-term debt repayments of $187 million, primarily related to the 2020 Revolving Credit Facility and accounts receivable securitization facilities. The current quarter included cash dividends paid of $0.275 per share, for a total of $17 million.

Significant cash financing activities for the prior year quarter included short-term cash inflows of $14 million, primarily related to draws on the 2017 Revolving Credit Facility. The prior year quarter included cash dividends paid of $0.275 per share, for a total of $16 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the three months ended December 31, 2020 and 2019.

	Three months ended
	December 31
(In millions)	2020	2019
Cash provided (used) by discontinued operations
Operating cash flows	$(14)	$(17)
Investing cash flows	(3)	2
Total cash provided (used) by discontinued operations	$(17)	$(15)

Cash flows for discontinued operations in the current quarter primarily related to previously divested businesses, including net payments of asbestos, environmental liabilities and tax payments during the period.

Cash flows for discontinued operations in the prior year quarter related to previously divested businesses, including net payments of asbestos and environmental liabilities.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow for the disclosed quarters. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2020	2019
Total cash flows provided (used) by operating activities from continuing operations	$106	$(34)
Adjustments:
Additions to property, plant and equipment	(30)	(29)
Free cash flows (a)	$76	$(63)

(a)	Includes $14 million and $6 million of restructuring payments for the three months ended December 31, 2020 and 2019, respectively.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $802 million and $734 million as of December 31, 2020 and September 30, 2020, respectively. Liquid assets

(cash, cash equivalents and accounts receivable) amounted to 127% and 114% of current liabilities (excluding current liabilities held for sale) as of December 31, 2020 and September 30, 2020, respectively.

The following summary reflects Ashland’s cash and unused borrowing capacity as of December 31, 2020 and September 30, 2020.

(In millions)	December 31 2020	September 30 2020
Cash and investment securities
Cash and cash equivalents	$335	$454

Unused borrowing capacity
Revolving credit facility	$580	$500
Accounts receivable securitizations	114	—

The borrowing capacity remaining under the $600 million revolving credit facility was $580 million due to a reduction of $20 million for letters of credit outstanding at December 31, 2020. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and the accounts receivable securitization facilities, was $1,029 million at December 31, 2020, compared to $954 million at September 30, 2020.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2020 and September 30, 2020.

(In millions)	December 31 2020	September 30 2020
Short-term debt (includes current portion of long-term debt)	$93	$280
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,601	1,573
Total debt	$1,694	$1,853

(a)	Includes $15 million of debt issuance cost discounts as of both December 31, 2020 and September 30, 2020.

Debt as a percent of capital employed was 35% and 38% at December 31, 2020 and at September 30, 2020, respectively. At December 31, 2020, Ashland’s total debt had an outstanding principal balance of $1,751 million, discounts of $42 million, and debt issuance costs of $15 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: zero remaining in 2021, $421 million in 2022, $22 million in 2023, $44 million in 2024 and $175 million in 2025.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of December 31, 2020, Moody’s Investor Services outlook remained at stable, while Standard & Poor's outlook remained at negative. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2020 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2020, Ashland is in compliance with all debt agreement covenant restrictions under the 2020 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2020 Credit Agreement is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2020, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2020, Ashland’s calculation of the consolidated interest coverage ratio was 7.8.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated net leverage ratio and a 1.5x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Cash projection

Ashland believes that cash flow from operations, availability under existing credit facilities and arrangements, current cash and investment balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions, dividend payments and debt service obligations. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements. For information regarding the impact of COVID-19 on the Company, including on its liquidity and capital resources, please see item 1A, in Ashland’s most recent Form 10-K filed with the SEC.

Total equity

Total equity increased $86 million since September 30, 2020 to $3,122 million at December 31, 2020. The increase of $86 million was due to net income of $56 million, deferred translation gain of $48 million and $1 million of common shares issued under stock incentive plans, offset by $17 million of dividends and $2 million related to the adoption of new accounting guidance around the measurement of credit losses.

Stockholder dividends

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record. This dividend was paid in the first quarter of fiscal 2021, each quarter of fiscal 2020 and the third and fourth quarters of fiscal 2019.

Capital expenditures

Capital expenditures were $30 million for the three months ended December 31, 2020 compared to $29 million for the three months ended December 31, 2019.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2020 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2020, there were no significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2020, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 82 waste treatment or disposal sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2020.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended December 31, 2020.

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2020 to October 31, 2020	—	$—	—	$800
November 1, 2020 to November 30, 2020	—	—	—	800
December 1, 2020 to December 31, 2020	—	—	—	800
Total	—		—	$800

(a)

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of December 31, 2020, $800 million remains available for repurchase under this authorization.

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

10.3*	Separation Agreement and General Release between Peter S. Ganz and Ashland LLC, effective as of December 31, 2020.
10.4*	Separation Agreement and General Release between Keith Silverman and Ashland LLC, effective as of November 30, 2020.

31.1*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2020; (iii) Statements of Consolidated Equity at December 31, 2020; (iv) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2020 and December 31, 2019; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
February 4, 2021	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)