Form 10-Q
period 2021-06-30
ASHLAND GLOBAL HOLDINGS INC
filed 2021-07-29
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☑No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, there were 60,733,352 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2021	2020	2021	2020
Sales	$637	$574	$1,786	$1,717
Cost of sales	439	378	1,220	1,171
Gross profit	198	196	566	546

Selling, general and administrative expense	98	113	289	315
Research and development expense	15	14	44	48
Intangibles amortization expense	24	21	66	63
Equity and other income	1	—	7	7
Goodwill impairment	—	—	—	530
Operating income (loss)	62	48	174	(403)

Net interest and other expense (income)	1	(14)	18	113
Other net periodic benefit income	—	—	1	1
Net income on acquisitions and divestitures	2	—	11	3
Income (loss) from continuing operations before income taxes	63	62	168	(512)
Income tax expense (benefit)	(24)	12	(22)	(21)
Income (loss) from continuing operations	87	50	190	(491)
Loss from discontinued operations (net of income taxes)	(7)	(13)	(14)	(22)
Net income (loss)	$80	$37	$176	$(513)

PER SHARE DATA
Basic earnings per share - Note M
Income (loss) from continuing operations	$1.42	$0.82	$3.13	$(8.11)
Income (loss) from discontinued operations	(0.11)	(0.21)	(0.23)	(0.36)
Net income (loss)	$1.31	$0.61	$2.90	$(8.47)

Diluted earnings per share - Note M
Income (loss) from continuing operations	$1.40	$0.81	$3.09	$(8.11)
Income (loss) from discontinued operations	(0.11)	(0.20)	(0.22)	(0.36)
Net income (loss)	$1.29	$0.61	$2.87	$(8.47)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$80	$37	$176	$(513)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	23	7	37	(7)
Other comprehensive income (loss)	23	7	37	(7)
Comprehensive income (loss)	$103	$44	$213	$(520)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2021	September 30 2020
ASSETS
Current assets
Cash and cash equivalents	$262	$454
Accounts receivable (a) - Note H	384	471
Inventories - Note F	517	529
Other assets	72	87
Current assets held for sale - Note B	—	6
Total current assets	1,235	1,547
Noncurrent assets
Property, plant and equipment
Cost	3,343	3,265
Accumulated depreciation	1,819	1,700
Net property, plant and equipment	1,524	1,565
Goodwill - Note G	1,901	1,758
Intangibles - Note G	1,133	1,013
Operating lease assets, net - Note I	134	137
Restricted investments - Note E	315	301
Asbestos insurance receivable (b) - Note L	136	136
Deferred income taxes	26	26
Other assets	362	394
Total noncurrent assets	5,531	5,330
Total assets	$6,766	$6,877

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$95	$280
Current portion of long-term debt - Note H	6	—
Trade and other payables	236	233
Accrued expenses and other liabilities	241	277
Current operating lease obligations - Note I	24	23
Total current liabilities	602	813
Noncurrent liabilities
Long-term debt - Note H	1,578	1,573
Asbestos litigation reserve - Note L	501	513
Deferred income taxes	243	229
Employee benefit obligations - Note K	158	157
Operating lease obligations - Note I	118	124
Other liabilities	364	432
Total noncurrent liabilities	2,962	3,028
Commitments and contingencies - Note L
Stockholders’ equity	3,202	3,036

Total liabilities and stockholders' equity	$6,766	$6,877

(a)
Accounts receivable includes an allowance for credit losses of $3 million at both June 30, 2021 and September 30, 2020.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million at June 30, 2021.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENT OF CONSOLIDATED EQUITY

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions - unaudited)	stock	capital	earnings	income (loss) (a)	Total
BALANCE AT SEPTEMBER 30, 2020	$1	$769	$2,649	$(383)	$3,036
Adoption of new accounting pronouncement (b)			(2)		(2)
Total comprehensive income
Net income			176		176
Other comprehensive income				37	37
Regular dividends, $0.850 per common share			(52)		(52)
Common shares issued under stock incentive and other plans (c)		7			7
BALANCE AT JUNE 30, 2021	$1	$776	$2,771	$(346)	$3,202

(a)
At June 30, 2021 and September 30, 2020, the after-tax accumulated other comprehensive loss of $346 million and $383 million, respectively, was each comprised of net unrealized translation losses of $344 million and $381 million, respectively, and unrecognized prior service costs as a result of certain employee benefit plan amendments of $2 million each.
(b)
Represents the cumulative-effect adjustment, net of tax, for the adoption of the new accounting pronouncement related to the measurement of credit losses on financial instruments.
(c)
Common shares issued were 165,158 for the nine months ended June 30, 2021.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2021	2020
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$176	$(513)
Loss from discontinued operations (net of income taxes)	14	22
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	189	183
Original issue discount and debt issuance costs amortization	4	14
Deferred income taxes	(3)	(30)
Gain from sales of property and equipment	(3)	—
Distributions from (to) equity affiliates	1	(1)
Stock based compensation expense	12	11
(Income) loss from restricted investments	(36)	(17)
Excess tax benefit on stock based compensation	1	1
Loss on early retirement of debt	—	59
(Income) loss on acquisitions and divestitures	(15)	—
Impairments	9	530
Pension contributions	(6)	(5)
Change in operating assets and liabilities (a)	60	(101)
Total cash flows provided by operating activities from continuing operations	403	153
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(77)	(94)
Proceeds from disposal of property, plant and equipment	4	1
Purchase of operations - net of cash acquired	(308)	—
Proceeds from sale or restructuring of operations	14	—
Proceeds from settlement of Company-owned life insurance contracts	1	7
Company-owned life insurance payments	(1)	(2)
Net purchase of funds restricted for specific transactions	(1)	(3)
Reimbursements from restricted investments	25	26
Proceeds from sale of securities	56	16
Purchases of securities	(56)	(16)
Total cash flows used by investing activities from continuing operations	(343)	(65)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	—	804
Repayment of long-term debt	—	(767)
Premium on long-term debt repayment	—	(59)
Proceeds from (repayment of) short-term debt	(185)	281
Debt issuance costs	—	(11)
Cash dividends paid	(52)	(50)
Stock based compensation employee withholding taxes paid in cash	(6)	(6)
Total cash flows provided (used) by financing activities from continuing operations	(243)	192
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(183)	280
Cash provided (used) by discontinued operations
Operating cash flows	(4)	(98)
Investing cash flows	(9)	1
Total cash used by discontinued operations	(13)	(97)
Effect of currency exchange rate changes on cash and cash equivalents	4	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(192)	184
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	454	232
CASH AND CASH EQUIVALENTS - END OF PERIOD	$262	$416

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Results of operations for the period ended June 30, 2021 are not necessarily indicative of the expected results for the remaining quarter in the fiscal year. All amounts are presented in millions except per-share amounts.

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

Under the new expected credit loss model, Ashland records an allowance for credit losses inherent in its receivables from revenue transactions and reinsurance recoverables. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. For the three and nine months ending June 30, 2021, no significant credit losses were incurred within the Statements of Consolidated Comprehensive Income (Loss).

NOTE B – ACQUISITIONS AND DIVESTITURES

Acquisitions

Personal Care & Household acquisition

On April 30, 2021, Ashland completed its acquisition of the personal care business of Schülke & Mayr GmbH (Schülke), a portfolio company of the global investment organization EQT. Ashland has included the purchase of this business within the Personal Care and Household reporting segment.

Purchase price allocation

The acquisition was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values.

The all-cash purchase price of Schülke was $311 million. Ashland incurred acquisition related transaction cost of $2 million and $4 million during the three and nine months ended June 30, 2021, respectively, which are recorded within the net income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss). Within this same caption, Ashland recognized income of $4 million and $1 million during the three and nine months ended June 30, 2021, respectively, associated with foreign currency derivative gains on foreign exchange contracts entered into to mitigate the exposure of the Euro dominated purchase price. The following table summarizes the current preliminary values of the assets acquired and liabilities assumed at the date of acquisition.

At April 30,
Preliminary purchase price allocation (In millions)	2021
Assets:
Cash and cash equivalents	$3
Accounts receivable	6
Inventories	12
Net property, plant and equipment	3
Goodwill	129
Intangibles	185
Liabilities:
Trade and other payables	(3)
Deferred income taxes	(18)
Employee benefit obligations	(6)
Total purchase price	$311

As of June 30, 2021, the purchase price allocation for the acquisition was preliminary and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments, including certain tangible and intangible assets, are finalized. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic and synergistic benefits that are expected to be realized from the acquisition. A portion of the goodwill associated with foreign asset deal entities is expected to be deductible for income tax purposes.

Intangible assets identified

The purchase price allocation included $185 million of certain definite-lived intangible assets which are being amortized over the estimated useful life in proportion to the economic benefits consumed. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company. In addition, Ashland reviewed certain technological trends and also considered the relative stability and retention rates in the current Schülke personal care customer base.

The following details the total intangible assets identified as of April 30, 2021.

		Weighted-average
		amortization period
Intangible asset type (in millions)	Value	(years)
Trademarks and trade names	$42	20
Intellectual property	24	9
Customer and supplier relationships	119	20
Total	$185

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

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce certain costs as the transition services are completed. Ashland recognized transition service fee income of $3 million during the three months ended June 30, 2021 and 2020, respectively, and $8 million and $9 million during the nine months ended June 30, 2021 and 2020, respectively.

Other manufacturing facility sales

During the nine months ended June 30, 2021, Ashland completed the sale of a Specialty Additives facility, the assets and liabilities of which were classified as held for sale as of September 30, 2020. Net proceeds received from the sale were approximately $14 million in the December 31, 2020 quarter ($20 million in total including a deposit received in fiscal year 2020). The Company recognized a pre-tax gain of $14 million recorded within the Net income on acquisitions and divestitures caption in the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2021.

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Income (loss) from discontinued operations (net of tax)
Composites/Marl facility	$2	$1	$1	$5
Valvoline	2	—	2	(1)
Asbestos	(8)	(8)	(8)	(15)
Water Technologies	(1)	(1)	(1)	(1)
Distribution	(2)	(5)	(4)	(7)
Gain (loss) on disposal of discontinued operations (net of taxes)
Composites/Marl facility	—	—	(4)	(3)
	$(7)	$(13)	$(14)	$(22)

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Composites and the Marl facility for the three and nine months ended June 30, 2020. The Maleic business, which was sold during fiscal 2020 to AOC, was operated under the Composites business and Marl facility disposal group and is therefore reported in discontinued operations.

	Three months ended	Nine months ended
	June 30	June 30
(In millions)	2020	2020
Income (loss) from discontinued operations attributable to Composites/Marl facility
Sales	$10	$38
Cost of sales	(6)	(26)
Selling, general and administrative expense	(2)	(5)
Equity and other income	—	2
Pretax income of discontinued operations	2	9
Income tax expense	(1)	(4)
Income from discontinued operations	$1	$5

NOTE D – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2020 and 2021 restructuring program

Ashland incurred severance income of $6 million and expense of $12 million during the three months ended June 30, 2021 and 2020, respectively, and $2 million and $30 million during the nine months ended June 30, 2021 and 2020, respectively, attributable to executive management changes and business management changes within the organization. As of June 30, 2021, the severance reserve associated with this transition was $14 million.

The following table details at June 30, 2021 and 2020, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2021 and 2020.

(In millions)	Severance costs
Balance at of September 30, 2020	39
Restructuring reserve	2
Utilization (cash paid)	(27)
Balance at June 30, 2021	$14

(In millions)	Severance costs
Balance at of September 30, 2019	—
Restructuring reserve	30
Utilization (cash paid)	(8)
Balance at June 30, 2020	$22

Fiscal 2018 restructuring program

During fiscal 2018, Ashland initiated a company-wide cost reduction program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer to certain qualifying employees that was formally approved during 2018. Additionally, during fiscal 2018, an involuntary program for employees was also initiated as part of the restructuring program. These programs resulted in additional severance expense of zero for the three months ended June 30, 2021 and 2020, and zero and $1 million for the nine months ended June 30, 2021 and 2020, respectively, which was primarily recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). As of June 30, 2021, the severance reserve for the company-wide restructuring program was zero.

The following table details at June 30, 2020, the amount of restructuring reserves related to the programs discussed above, and the related activity in these reserves during the nine months ended June 30, 2020. The severance reserve was primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2020.

(In millions)	Severance costs
Balance at of September 30, 2019	7
Restructuring reserve	1
Utilization (cash paid)	(8)
Balance at June 30, 2020	$—

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2021.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$262	$262	$262	$—	$—
Restricted investments (a)	342	342	342	—	—
Investment of captive insurance company (b)	8	8	8	—	—
Foreign currency derivatives	1	1	—	1	—
Total assets at fair value	$613	$613	$612	$1	$—
Liabilities
Foreign currency derivatives	$1	$1	$—	$1	$—

(a)
Included in restricted investments is $27 million classified in the other current assets caption on the Condensed Consolidated Balance Sheets.
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

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of June 30, 2021 and September 30, 2020:

(In millions)	June 30 2021	September 30 2020
Original cost	$335	$335
Accumulated adjustments, net (a)	(50)	(30)
Adjusted cost, beginning of year	285	305
Investment income (b)	10	10
Net unrealized gain (c)	55	46
Realized gains (c)	16	2
Settlement funds	1	3
Disbursements	(25)	(35)
Fair value	$342	$331

(a)
The accumulated adjustments include investment income, realized gains, disbursements and settlements recorded in previous periods.
(b)
Investment income for the demand deposit includes interest income as well as dividend income transferred from the equity and fixed income mutual funds.
(c)
Presented under the original cost method.

The following table presents gross unrealized gains and losses for the restricted investment securities as of June 30, 2021 and September 30, 2020:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2021
Demand deposit	$6	$—	$—	$6
Equity mutual fund	92	48	—	140
Fixed income mutual fund	189	7	—	196
	$287	$55	$—	$342

As of September 30, 2020
Demand deposit	$7	$—	$—	$7
Equity mutual fund	116	31	(1)	146
Fixed income mutual fund	162	16	—	178
	$285	$47	$(1)	$331

The following table presents the investment income, net gains and losses realized and disbursements related to the investments within the portfolio for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Investment income	$2	$2	$10	$8
Net gains (losses) unrealized (a)	15	31	26	9
Disbursements	(6)	(7)	(25)	(26)

(a)
Ashland determined that all unrealized gains and (losses) were related to equity securities with readily determinable fair values. Due to accounting guidance adopted in the first quarter of fiscal year 2019, the net unrealized gains and (losses) during the year ended September 30, 2019 and forward were recorded within the net interest and other expense caption in the Statements of Consolidated Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption except for a contract entered into to manage the foreign currency exposure related to the acquisition of the Schülke personal care business, which is reported within the net income from acquisitions and divestitures caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2021 and 2020 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Foreign currency derivative gains (a)	$3	$1	$6	$5
(a)
Includes gains of $4 million and $1 million reported within the net income from acquisitions and divestitures caption for the three and nine months ended June 30, 2021.

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2021 and September 30, 2020 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2021	2020
Foreign currency derivative assets	$1	$1
Notional contract values	204	170

Foreign currency derivative liabilities	$1	$3
Notional contract values	180	215

Other financial instruments

At June 30, 2021 and September 30, 2020, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,597 million and $1,588 million, respectively, compared to a fair value of $1,749 million and $1,708 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain inventories are valued at cost using the last-in, first-out (LIFO) method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2021	2020
Finished products	$305	$336
Raw materials, supplies and work in process	212	193
	$517	$529

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

No indicators of impairment were identified in the three and nine months ended June 30, 2021.

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

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2021.

(In millions)	Life Sciences	Personal Care & Household	(a)	Specialty Additives	(a)	Performance Adhesives	Intermediates and Solvents	(a)	Total
Balance at September 30, 2020	$861	$—		$444		$453	$—		$1,758
Acquisitions (b)	—	129		—		—	—		129
Currency translation	8	(1)		7		—	—		14
Balance at June 30, 2021	$869	$128		$451		$453	$—		$1,901

(a)
As of June 30, 2021 and September 30, 2020, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care & Household, Specialty Additives and Intermediates and Solvents reportable segments, respectively.
(b)
Relates to the acquisition of the Schülke personal care business during the current quarter. See Note B for more information.

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

Trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. No indicators of impairment were identified in the three and nine months ended June 30, 2021.

As a result of the business realignment executed during the second quarter of fiscal 2020, Ashland tested its indefinite-lived tangible assets for impairment and found no indicators of impairment.

Intangible assets were comprised of the following as of June 30, 2021 and September 30, 2020.

	June 30, 2021
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount (a)	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$107	$(35)	$72
Intellectual property	742	(480)	262
Customer and supplier relationships	887	(366)	521
Total definite-lived intangibles	1,736	(881)	855

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$2,014	$(881)	$1,133
(a)
Includes an addition of $185 million of intangibles from the Schülke personal care business acquisition. See note B for additional information.

	September 30, 2020
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$66	$(32)	$34
Intellectual property	721	(442)	279
Customer and supplier relationships	757	(335)	422
Total definite-lived intangibles	1,544	(809)	735

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,822	$(809)	$1,013

Amortization expense recognized on intangible assets was $24 million and $21 million for the three months ended June 30, 2021 and 2020, respectively, and $66 million and $63 million for the nine months ended June 30, 2021 and 2020, respectively, and is included in the Intangibles Amortization Expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $99 million in 2021 (includes nine months actual and three months estimated), $98 million in 2022, $98 million in 2023, $82 million in 2024 and $79 million in 2025. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2021	September 30, 2020
4.750% notes, due 2022	$411	$411
2.00% Senior Notes, due 2028 (Euro 500 million principal)	595	587
6.875% notes, due 2043	282	282
Term loan A	250	250
Accounts receivable securitizations	71	177
6.50% junior subordinated notes, due 2029	57	55
Revolving credit facility	—	80
Other (a)	13	11
Total debt	1,679	1,853
Short-term debt (includes current portion of long-term debt)	(101)	(280)
Long-term debt (less current portion)	$1,578	$1,573

(a)
 Includes $13 million and $15 million of debt issuance cost discounts as of June 30, 2021 and September 30, 2020, respectively. Additionally, as of June 30, 2021 and September 30, 2020, Other includes a European short-term loan facility with an outstanding balance of $24 million and $23 million, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of June 30, 2021: zero remaining in 2021, $421 million in 2022, $22 million in 2023, $44 million in 2024 and $175 million in 2025.

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

U.S. Accounts Receivable Sales Program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity (SPE) and consolidated Ashland subsidiary entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at $125 million between February and October of each year and up to $100 million all other times. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization. The arrangement terminates on May 31, 2023, unless terminated earlier pursuant to the terms of the agreement.

Ashland determined that any receivables transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received a true sale at law and non-consolidation opinions to support the legal isolation of these receivables. Consequently, Ashland accounts for the receivables transferred to buyers as part of this agreement as sales under ASC 860. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statement of Condensed Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the Net interest and other expense (income) caption of the Statement of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a $1 million loss within its Statement of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2021 within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $90 million of sales against the buyer’s limit, which was $117 million at June 30, 2021. Ashland transferred $139 million in receivables to the SPE as of June 30, 2021. Ashland recorded liabilities related to its service obligations and limited guarantee as of June 30, 2021 of less than $1 million. As of June 30, 2021, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $233 million, of which $143 million was collected. The difference of $90 million represents the proceeds from new transfers of receivables as of June 30, 2021.

Foreign Accounts Receivable Securitization Facility

Ashland continues to maintain its foreign 2018 Accounts Receivable Securitization Facility. Ashland accounts for the foreign 2018 Accounts Receivable Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. At June 30, 2021 and September 30, 2020, the outstanding amount of accounts receivable transferred by Ashland was $104 million and $131 million, respectively, and there were $71 million and $93 million, respectively, of borrowings (denominated in multiple currencies) under the facility.

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

Ashland incurred $8 million of new debt issuance costs in connection with the 2028 Notes, which is amortized using the effective interest method over the term of the Notes.

Tender offers of 4.750% notes due 2022

During the nine months ended June 30, 2020, Ashland executed open market repurchases of its 4.750% notes due 2022 (the 2022 Notes). As a result of these repurchases, the carrying values of the 2022 Notes were reduced by $670 million. Ashland recognized a $5 million charge related to accelerated accretion on debt discounts and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Tender offers of 6.875% notes due 2043

During the nine months ended June 30, 2020, Ashland executed open market repurchases of its 6.875% notes due 2043 (the 2043 Notes). As a result of these repurchases, the carrying values of the 2043 Notes were reduced by $92 million. Ashland recognized a $1 million charge related to accelerated accretion on debt premiums and accelerated amortization previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Tender offers of 6.500% Junior Subordinated Debentures due 2029

During the nine months ended June 30, 2020, Ashland executed open market repurchases of Hercules LLC’s 6.500% notes due 2029 (the 2029 Junior Debentures). As a result of these repurchases, the carrying values of the 2029 Junior Debentures were reduced by $2 million.

Total premiums paid for all tender offers noted above were $59 million, which is included in the net interest and other expenses caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2020.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2020 $600 million Revolving Credit Facility was $581 million due to a reduction of $19 million for letters of credit outstanding as of June 30, 2021. Ashland's total borrowing capacity at June 30, 2021 was $614 million, which included $33 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland has $27 million available liquidity under its current U.S. Accounts Receivable Sales Program.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2021, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's most recent credit agreement (the 2020 Credit Agreement) is 4.0. At June 30, 2021, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement during its entire duration is 3.0. At June 30, 2021, Ashland’s calculation of the interest coverage ratio was 8.3.

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

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Nine months ended
		June 30		June 30
(In millions)	Location	2021	2020	2021	2020
Lease cost:
Operating lease cost	Selling, General & Administrative	$3	$4	$11	$12
Operating lease cost	Cost of Sales	4	4	11	10
Variable lease cost	Selling, General & Administrative	1	—	2	2
Variable lease cost	Cost of Sales	1	—	2	4
Short-term leases	Cost of Sales	1	1	3	4
Total lease cost		$10	$9	$29	$32

The following table summarizes Ashland’s lease assets and liabilities as presented in the Condensed Consolidated Balance Sheet:

(In millions)	June 30, 2021	September 30, 2020
Assets
Operating lease assets, net	$134	$137
Total lease assets	$134	$137

Liabilities
Current operating lease obligations	$24	$23
Non-current operating lease obligations	118	124
Total lease liabilities	$142	$147

Ashland often has options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at Ashland’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland’s discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of June 30, 2021 and September 30, 2020 was approximately 15 years for each period.

Residual value guarantees are not common within Ashland’s lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral. Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of June 30, 2021 and September 30, 2020 was 2.9%, respectively. As of June 30, 2021, Ashland entered into certain leases that have not yet commenced but that create significant rights and obligations. The aggregate value of these leases was $5 million.

Right-of-use assets exchanged for new operating lease obligations were $6 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $16 million and $3 million for the nine months ended June 30, 2021 and 2020. This includes $1 million of right-of-use assets and operating lease obligations recorded as a result of the purchase of the Schülke personal care business during the three and nine months ended June 30, 2021.

Cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Operating cash flows from operating leases	$8	$7	$23	$21

Maturity Analysis of Lease Liabilities

Maturities of lease liabilities are shown below as of June 30, 2021 and September 30, 2020:

(In millions)	June 30, 2021	September 30, 2020
Remainder of 2021	$7	$28
2022	40	35
2023	19	17
2024	15	13
2025	13	11
Thereafter	$92	$88
Total lease payments	186	192
Less amount of lease payment representing interest	(44)	(45)
Total present value of lease payments	$142	$147

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 38% and 13% for the three and nine months ended June 30, 2021.

The current quarter tax rate was impacted by jurisdictional income mix, as well as $33 million from favorable tax discrete items primarily related to the favorable resolution of previously uncertain tax positions. The current nine months tax rate was impacted by jurisdictional mix as well as $53 million from favorable tax discrete items primarily related to the Specialty Additives facility sale and uncertain tax positions.

Prior fiscal year

The overall effective tax rate was an expense of 19% for the three months ended June 30, 2020 and a benefit of 4% for the nine months ended June 30, 2020. The quarter tax rate was primarily impacted by income mix and net unfavorable discrete items of $4 million. The nine months tax rate was impacted by the nondeductible goodwill impairment of $527 million of the $530 million charge and a favorable tax discrete item from the tax benefit related to the Swiss Tax Reform.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2021.

(In millions)
Balance at October 1, 2020	$171
Increases related to positions taken on items from prior years	—
Increases related to positions taken in the current year	9
Decreases related to positions taken in prior years (a)	(68)
Settlements	(20)
Lapse of statute of limitations	(4)
Balance at June 30, 2021	$88

(a) The Ashland indemnity from Valvoline was reduced by $30 million.

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $14 million and $18 million for continuing operations. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Schülke personal care acquisition

In April 2021, in conjunction with the purchase of the Schülke personal care business, Ashland assumed $6 million of net liabilities associated with defined benefit pension plans.

Plan contributions

For the nine months ended June 30, 2021, Ashland contributed $5 million to its non-U.S. pension plans and $1 million to its U.S. pension plans. Ashland does not expect to make additional contributions to its non-U.S. and U.S. pension plans during the remainder of fiscal 2021.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2021	2020	2021	2020
Three months ended June 30
Service cost	$1	$1	$—	$—
Interest cost	2	2	—	1
Expected return on plan assets	(2)	(3)	—	—
Curtailment	—	—	—	—
Total net periodic benefit costs	$1	$—	$—	$1
Nine months ended June 30
Service cost	$4	$3	$—	$1
Interest cost	4	5	1	1
Expected return on plan assets	(6)	(7)	—	—
Curtailment	—	—	—	—
Total net periodic benefit costs	$2	$1	$1	$2

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2021	2020	2020	2019	2018
Open claims - beginning of year	49	53	53	53	54
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(3)	(5)	(5)	(1)	(2)
Open claims - end of period	47	49	49	53	53

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

During the most recent annual update of this estimate completed during the June 2021 quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $12 million. Total reserves for asbestos claims were $326 million at June 30, 2021 compared to $335 million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2021	2020	2020	2019	2018
Asbestos reserve - beginning of year	$335	$352	$352	$380	$419
Reserve adjustment	12	13	13	1	(8)
Amounts paid	(21)	(24)	(30)	(29)	(31)
Asbestos reserve - end of period (a)	$326	$341	$335	$352	$380

(a)
Included $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020.

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

At June 30, 2021, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $102 million (excluding the Hercules receivable for asbestos claims) compared to $103 million at September 30, 2020. During the June 2021 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $8 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2021	2020	2020	2019	2018
Insurance receivable - beginning of year	$103	$123	$123	$140	$155
Receivable adjustment (a)	6	1	1	(5)	(5)
Insurance settlement	—	(10)	(10)	—	—
Amounts collected	(7)	(9)	(11)	(12)	(10)
Insurance receivable - end of period (b)	$102	$105	$103	$123	$140

(a)
The nine months ended June 30, 2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard described in Note A.
(b)
Includes $12 million and $14 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020, respectively.

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2021	2020	2020	2019	2018
Open claims - beginning of year	12	13	13	13	12
New claims filed	1	1	1	1	2
Claims dismissed	(1)	(1)	(2)	(1)	(1)
Open claims - end of period	12	13	12	13	13

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Nathan. As a result of the most recent annual update of this estimate, completed during the June 2021 quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $8 million. Total reserves for asbestos claims were $221 million at June 30, 2021 compared to $229 million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2021	2020	2020	2019	2018
Asbestos reserve - beginning of year	$229	$252	$252	$282	$323
Reserve adjustments	8	(3)	(3)	(10)	(19)
Amounts paid	(16)	(14)	(20)	(20)	(22)
Asbestos reserve - end of period (a)	$221	$235	$229	$252	$282

(a)
Included $18 million and $22 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both June 30, 2021 and September 30, 2020, respectively.

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

As of June 30, 2021, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $48 million. During the June 2021 quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in an increase of $2 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2021	2020	2020	2019	2018
Insurance receivable - beginning of year	$47	$49	$49	$54	$68
Receivable adjustment (a)	1	(2)	(2)	(5)	(14)
Insurance receivable - end of period (b)	$48	$47	$47	$49	$54

(a)
The nine months ended June 30, 2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard described in Note A.
(b)
Includes $2 million and zero classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $482 million for the Ashland asbestos-related litigation (current reserve of $326 million) and approximately $334 million for the Hercules asbestos-related litigation (current reserve of $221 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At June 30, 2021, such locations included 82 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 113 current and former operating facilities (including certain operating facilities conveyed as part of previous divestitures) and about 1,225 service station properties, of which 20 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $205 million at June 30, 2021 compared to $200 million at September 30, 2020, of which $155 million at June 30, 2021 and $150 million at September 30, 2020 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Reserve - beginning of period	$200	$186
Disbursements	(35)	(28)
Revised obligation estimates and accretion	40	40
Reserve - end of period	$205	$198

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2021 and September 30, 2020,

Ashland’s recorded receivable for these probable insurance recoveries was $14 million and $15 million, of which $11 million and $12 million at June 30, 2021 and September 30, 2020, respectively, was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Environmental expense	$24	$29	$39	$39
Accretion	—	—	1	1
Legal expense	1	1	2	4
Total expense	25	30	42	44

Insurance receivable	—	(1)	(1)	(4)
Total expense, net of receivable activity (a)	$25	$29	$41	$40

(a)
Net expense of $3 million and $6 million for the three and nine months ended June 30, 2021, respectively, and $8 million and $10 million for the three and nine months ended June 30, 2020, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $490 million. The largest reserve for any site is 13% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2021 and September 30, 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2021.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million and 2 million at June 30, 2021 and 2020, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2021	2020	2021	2020
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations	$87	$50	$190	$(491)
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	61	60	61	61
Share based awards convertible to common shares (a)	1	1	1	—
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	62	61	62	61
EPS from continuing operations
Basic	$1.42	$0.82	$3.13	$(8.11)
Diluted	1.40	0.81	3.09	(8.11)

(a)
As a result of the loss from continuing operations attributable to Ashland during the nine months ended June 30, 2020, the effect of the share-based awards convertible to common shares would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

Stockholder dividends

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30 cents per share to eligible stockholders of record, which was paid in the third quarter of fiscal 2021. This dividend represented a 9% increase over the previous quarter's dividend. Dividends of 27.5 cents per share were paid in the first and second quarters of fiscal 2021, each quarter of fiscal 2020, and the third and fourth quarters of fiscal 2019.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2021			2020
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$23	$—	$23	$7	$—	$7
Total other comprehensive income (loss)	$23	$—	$23	$7	$—	$7

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$38	$(1)	$37	$(7)	$—	$(7)
Total other comprehensive income (loss)	$38	$(1)	$37	$(7)	$—	$(7)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Common stock and paid in capital
Balance, beginning of period	$773	$766	$770	$757
Common shares issued under stock incentive and other plans (a)	4	3	7	12
Balance, end of period	777	769	777	769
Retained earnings
Balance, beginning of period	2,710	2,641	2,649	3,224
Adoption of new accounting pronouncements (b)	—	—	(2)	—
Net income (loss)	80	37	176	(513)
Regular dividends	(19)	(17)	(52)	(50)
Balance, end of period	2,771	2,661	2,771	2,661
Accumulated other comprehensive income (loss)
Balance, beginning of period	(369)	(424)	(383)	(410)
Unrealized translation gain (loss)	23	7	37	(7)
Balance, end of period	(346)	(417)	(346)	(417)
Total stockholders' equity	$3,202	$3,013	$3,202	$3,013
Cash dividends declared per common share	$0.300	$0.275	$0.850	$0.825

(a)
Common shares issued were 24,452 shares and 14,460 for the three months ended June 30, 2021 and 2020, respectively, and 165,158 shares and 293,485 shares for the nine months ended June 30, 2021 and 2020, respectively.
(b)
Represents adjustment related to the adoption of the new guidance related to allowances for credit losses described in Note A.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021 (a)	2020 (b)	2021 (a)	2020 (b)
SARs	$—	$1	$1	$4
Nonvested stock awards	2	4	8	7
Performance share awards	2	—	5	1
	$4	$5	$14	$12

(a)
Included zero and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2021.
(b)
Included $2 million and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months June 30, 2020.

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

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $345 million and $441 million as of June 30, 2021 and September 30, 2020, respectively. See Note H for additional information on Ashland’s program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit.

Disaggregation of revenue

Ashland disaggregates its revenue by segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. See the following tables for details. See Note Q for additional information.

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Life Sciences
North America	$60	$58	$171	$166
Europe	63	62	177	174
Asia Pacific	52	50	146	135
Latin America & other	18	19	54	53
	$193	$189	$548	$528

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Personal Care & Household
North America	$46	$42	$129	$133
Europe	59	65	162	190
Asia Pacific	25	28	68	74
Latin America & other	17	20	50	54
	$147	$155	$409	$451

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Specialty Additives
North America	$53	$50	$146	$148
Europe	65	48	179	157
Asia Pacific	43	29	123	97
Latin America & other	8	8	26	27
	$169	$135	$474	$429

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Performance Adhesives
North America	$74	$59	$215	$196
Europe	14	8	35	24
Asia Pacific	4	2	11	5
Latin America & other	2	1	6	4
	$94	$70	$267	$229

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Intermediates and Solvents
North America	$33	$21	$73	$59
Europe	7	6	19	17
Asia Pacific	7	8	21	21
Latin America & other	2	2	5	5
	$49	$37	$118	$102

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

Personal Care & Household is comprised of biofunctionals, preservatives, skin care, sun care, oral care, hair care and household. These businesses have a broad range of nature-based, biodegradable, and performance-enhancing ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Household supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products.  Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. On April 30, 2021, Ashland completed its acquisition of the Schülke personal care business. The business, results and cash flows of Schülke have been integrated within the Personal Care & Household operating segment. See Note B for more information.

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

The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2021	2020	2021	2020
SALES
Life Sciences	$193	$189	$548	$528
Personal Care & Household	147	155	409	451
Consumer Specialties	340	344	957	979
Specialty Additives	169	135	474	429
Performance Adhesives	94	70	267	229
Industrial Specialties	263	205	741	658
Intermediates and Solvents	49	37	118	102
Intersegment sales (a)
Intermediates and Solvents	(15)	(12)	(30)	(22)
	$637	$574	$1,786	$1,717
OPERATING INCOME (LOSS)
Life Sciences	$37	$40	$101	$97
Personal Care & Household	16	16	49	(309)
Consumer Specialties	53	56	150	(212)
Specialty Additives (b)	15	15	36	(137)
Performance Adhesives	13	13	52	40
Industrial Specialties	28	28	88	(97)
Intermediates and Solvents	11	7	17	(7)
Unallocated and other	(30)	(43)	(81)	(87)
	$62	$48	$174	$(403)
DEPRECIATION EXPENSE
Life Sciences	$9	$8	$26	$24
Personal Care & Household	10	10	29	30
Consumer Specialties	19	18	55	54
Specialty Additives	16	15	49	46
Performance Adhesives	2	4	9	10
Industrial Specialties	18	19	58	56
Intermediates and Solvents	4	4	10	10
	$41	$41	$123	$120
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$21	$21
Personal Care & Household	11	9	30	27
Consumer Specialties	18	16	51	48
Specialty Additives	5	5	14	14
Performance Adhesives	1	—	1	1
Industrial Specialties	6	5	15	15
Intermediates and Solvents	—	—	—	—
	$24	$21	$66	$63
EBITDA (c)
Life Sciences	$53	$55	$148	$142
Personal Care & Household	37	35	108	(252)
Consumer Specialties	90	90	256	(110)
Specialty Additives	36	35	99	(77)
Performance Adhesives	16	17	62	51
Industrial Specialties	52	52	161	(26)
Intermediates and Solvents	15	11	27	3
Unallocated and other	(30)	(43)	(81)	(87)
	$127	$110	$363	$(220)

	June 30	September 30
(In millions - unaudited)	2021	2020
TOTAL ASSETS
Life Sciences	$1,941	$1,974
Personal Care & Household (d)	1,204	939
Consumer Specialties	3,145	2,913
Specialty Additives	1,646	1,666
Performance Adhesives	599	591
Industrial Specialties	2,245	2,257
Intermediates and Solvents	154	161
Unallocated and other	1,222	1,546
	$6,766	$6,877

(a)
Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a capital project impairment of $9 million for the nine months ended June 30, 2021 relating to a long-term capital project plan change at a plant facility.
(c)
Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.
(d)
See Note B for acquired assets associated with the Schülke personal care business on April 30, 2021.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition and expected effects of the COVID-19 pandemic on Ashland’s business, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make, including the acquisition of Schülke & Mayr’s personal care business (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with Ashland’s growth strategies; the competitive nature of Ashland’s business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the COVID-19 pandemic on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. The extent and duration of the COVID-19 pandemic on our business and operations is uncertain. Factors that influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 61% for the three and nine months ended June 30, 2021 and 62% and 60% for the three and nine months ended June 30, 2020, respectively. Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2021	2020	2021	2020
North America (a)	39%	38%	39%	40%
Europe	33%	33%	32%	33%
Asia Pacific	21%	20%	21%	19%
Latin America & other	7%	9%	8%	8%
	100%	100%	100%	100%

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

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2021	2020	2021	2020
Life Sciences	31%	33%	31%	31%
Personal Care & Household	23%	27%	23%	26%
Consumer Specialties	54%	60%	54%	57%
Specialty Additives	27%	24%	27%	25%
Performance Adhesives	15%	12%	15%	14%
Industrial Specialties	42%	36%	42%	39%
Intermediates and Solvents	4%	4%	4%	4%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results current quarter

Ashland recorded net income of $80 million (income of $87 million in continuing operations and loss of $7 million in discontinued operations) and net income of $37 million (income of $50 million in continuing operations and loss of $13 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $122 million increased by $25 million, while Ashland’s Adjusted EBITDA was $148 million for the current quarter compared to $143 million in the prior year quarter (see U.S. GAAP reconciliation below under consolidated review). These increases were primarily driven by improved industrial volumes and favorable foreign currency, partially offset by weaker personal care volumes and increased plant, manufacturing, and shipping costs.

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

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. This includes the execution of shelter in place, social distancing and deep cleaning process requirements. Through the third quarter of fiscal year 2021, Ashland has not experienced any additional major operating surprises related to the COVID-19 pandemic, continues to maintain a robust supply chain in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. The consumer specialties businesses continued to show resiliency in the face of difficult economic circumstances. The industrial specialties businesses and the Intermediates and Solvents business experienced downward pressure on demand as a result of the COVID-19 pandemic’s impact on those businesses’ end markets in 2020, with improved conditions through the third quarter of 2021. Ashland’s overall liquidity remains strong and Ashland is able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions continue to improve.

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

•
$50 million of incremental SARD cost savings
•
$50 million of incremental COGS productivity savings

As of June 30, 2021, Ashland achieved greater than 91% of its target run-rate cost savings, representing $93 million in annualized run-rate savings under these initiatives. Ashland expects to be substantially complete with these initiatives by the end of the calendar year 2021.

Personal Care & Household acquisition

On April 30, 2021, Ashland completed its acquisition of the personal care business of Schülke & Mayr GmbH (Schülke), a portfolio company of the global investment organization EQT. Ashland has included the purchase of this business within the Personal Care and Household reporting segment.

The acquisition was recorded by Ashland using the purchase method of accounting in accordance with applicable U.S. GAAP whereby the total purchase price was allocated to tangible assets and liabilities acquired based on respective fair values.

The all-cash purchase price of Schülke was $311 million. Ashland incurred acquisition related transaction cost of $2 million and $4 million during the three and nine months ended June 2021, respectively, which are recorded within the net income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss). Within this same caption, Ashland recognized income of $4 million and $1 million during the three and nine months ended June 30, 2021, respectively, associated with foreign currency derivative and gains on foreign exchange contracts entered into to mitigate the exposure of the Euro denominated purchase price.

Strategic review of Performance Adhesives business

On May 25, 2021, Ashland announced a strategic review of its Performance Adhesives business unit. Ashland intends to evaluate all options with respect to the business unit, including a potential sale. Ashland anticipates completing the strategic review by the end of calendar year 2021.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other expense, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Current Quarter – Key financial results for the three months ended June 30, 2021 and 2020 included the following:

•
Ashland’s net income amounted to $80 million compared to $37 million for the three months ended June 30, 2021 and 2020, respectively, or income of $1.29 and $0.61 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in losses of $7 million and $13 million during the three months ended June 30, 2021 and 2020, respectively.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $87 million and $50 million for the three months ended June 30, 2021 and 2020, respectively.
•
The effective income tax rates were a benefit of 38% and an expense of 19% for the three months ended June 30, 2021 and 2020, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.
•
Ashland incurred pretax net interest and other expense of $1 million and income of $14 million for the three months ended June 30, 2021 and 2020, respectively. This includes gains of $15 million and $31 million on restricted investments, respectively, for the current and prior year quarters.
•
Net income on divestitures totaled income of $2 million for the three months ended June 30, 2021.
•
Operating income was $62 million and $48 million for the three months ended June 30, 2021 and 2020, respectively.

Year-to-date – Key financial results for the nine months ended June 30, 2021 and 2020 included the following:

•
Ashland’s net income/loss amounted to income of $176 million compared to a loss of $513 million for the nine months ended June 30, 2021 and 2020, respectively, or income of $2.87 and loss of $8.47 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in a loss of $14 million and $22 million during the nine months ended June 30, 2021 and 2020, respectively.
•
Income/loss from continuing operations, which excludes results from discontinued operations, amounted to income of $190 million and a loss of $491 million for the nine months ended June 30, 2021 and 2020, respectively.
•
Results from continuing operations include a goodwill impairment charge of $530 million during the prior year period related to the Personal Care & Household and the Specialty Additives segments.
•
The effective income tax rates were benefits of 13% percent and 4% for the nine months ended June 30, 2021 and 2020, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year periods.
•
Ashland incurred pretax net interest and other expense of $18 million and $113 million for the nine months ended June 30, 2021 and 2020, respectively. This includes gains of $26 million and $9 million on restricted investments, respectively, for the current and prior year periods, as well as charges for $59 million and $9 million for debt refinancing costs and accelerated debt issuance costs, respectively, for the prior year period.
•
Net income on divestitures totaled income of $11 million and $3 million for the nine months ended June 30, 2021 and 2020, respectively.
•
Operating income/loss was income of $174 million and a loss of $403 million for the nine months ended June 30, 2021 and 2020, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter – Operating income/loss amounted to income of $62 million and $48 million for the three months ended June 30, 2021 and 2020, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
Inventory adjustment - Ashland recorded non-cash charges related to the fair value adjustment of inventory acquired from Schülke at the date of acquisition during the current quarter.
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during the current and prior year quarters to its environmental liabilities and receivables related to operating facilities and previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income/loss for both the three months ended June 30, 2021 and 2020 included depreciation and amortization of $65 million and $62 million, respectively.

Year-to-date – Operating income/loss amounted to income of $174 million and loss of $403 million for the nine months ended June 30, 2021 and 2020, respectively. The current and prior year periods’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
Inventory adjustment - Ashland recorded non-cash charges related to the fair value adjustment of inventory acquired from Schülke at the date of acquisition during the current year period. In the prior year period a lower of cost or net realizable value inventory adjustment was recorded. Inventories are carried at the lower of cost or net realizable value. When comparing the stated value of its inventory to its net realizable value, Ashland determined that an adjustment was required for the prior year period.
•
Capital project impairment - During the current year period, Ashland incurred an impairment charge associated with a long-term capital project plan change at a plant facility.
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during the current and prior year periods to its environmental liabilities and receivables related to operating facilities and previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income/loss for the nine months ended June 30, 2021 and 2020 included depreciation and amortization of $189 million and $183 million, respectively.

Non-operating key items affecting EBITDA

•
Net income (loss) on acquisitions and divestitures – Ashland recorded income of $2 million and $11 million during the three and nine months ended June 30, 2021, respectively. This includes a $2 million gain and $3 million of expense relating to transaction costs associated with acquisitions during the three and nine months ended June 30, 2021 and a $14 million gain related to the sale of a Specialty Additives facility during the nine months ended June 30, 2021.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and nine months ended June 30, 2021 and 2020.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Sales	$637	$574	$63	$1,786	$1,717	$69

The following table provides a reconciliation of the change in sales for the three and nine months ended June 30, 2021 and 2020.

	Three months ended	Nine months ended
(In millions)	June 30, 2021	June 30, 2021
Volume	$31	$17
Pricing	13	6
Currency exchange	19	46
Change in sales	$63	$69

Current Quarter – Sales for the current quarter increased $63 million compared to the prior year quarter. Favorable volume, including the acquisition of Schülke within the Personal Care and Household reportable segment, product pricing and foreign currency exchange increased sales by $31 million, $13 million and $19 million, respectively.

Year-to-date – Sales for the current year increased $69 million compared to the prior year period. Favorable volume, including the acquisition of Schülke within the Personal Care and Household reportable segment, product pricing and foreign currency exchange increased sales by $17 million, $6 million and $46 million, respectively.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$439	$378	$61	$1,220	$1,171	$49
Gross profit as a percent of sales	31.1%	34.1%		31.7%	31.8%

The following table provides a reconciliation of the change in cost of sales between the three and nine months ended June 30, 2021 and 2020.

	Three months ended	Nine months ended
(In millions)	June 30, 2021	June 30, 2021
Changes in:
Volume	$26	$22
Price/mix	13	(17)
Currency exchange	9	22
Operating costs	13	22
Change in cost of sales	$61	$49

Current Quarter – Cost of sales for the current quarter increased $61 million compared to the prior year quarter. Foreign currency exchange, price/mix, higher volume, including Schülke, and higher operating costs, principally related to current global supply-chain and logistics disruptions, increased cost of sales by $9 million, $13 million, $26 million and $13 million, respectively.

Year-to-date – Cost of sales for the current year increased $49 million compared to the prior year period. Foreign currency exchange, higher volume, including Schülke, and higher operating costs, including the winter storm impact of $11 million and current global supply-chain and logistics disruptions, increased cost of sales by $22 million, $22 million and $22 million, respectively. These increases were offset by the impact of lower price/mix, which decreased cost of sales by $17 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expense	$98	$113	$(15)	$289	$315	$(26)
As a percent of sales	15.4%	19.7%		16.2%	18.3%

Current Quarter – Selling, general and administrative expense for the current quarter decreased $15 million compared to the prior year quarter with expenses as a percent of sales decreasing 4.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
Income of $3 million and losses of $14 million comprised of key items for severance, lease abandonment and other restructuring costs during the three months ended June 30, 2021 and 2020, respectively;

•
$22 million and $23 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information);
•
Unfavorable currency exchange of $1 million during the three months ended June 30, 2021.

The remaining decrease was mainly due to achieved cost savings during the three months ended June 30, 2021 from restructuring programs initiated in fiscal year 2020 offset by higher incentive compensation.

Year-to-date – Selling, general and administrative expense for the current year decreased $26 million compared to the prior year period with expenses as a percent of sales decreasing 2.1 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
$10 million and $36 million of key items for severance, lease abandonment and other restructuring costs during the nine months ended June 30, 2021 and 2020, respectively;
•
$9 million related to a capital project impairment during the nine months ended June 30, 2021;
•
Unfavorable environmental expense of $3 million; and
•
Unfavorable currency exchange of $7 million during the nine months ended June 30, 2021.

The remaining decrease was mainly due to achieved cost savings during the nine months ended June 30, 2021 from restructuring programs initiated in fiscal year 2020 offset by higher incentive compensation.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Research and development expense	$15	$14	$1	$44	$48	$(4)

Current Quarter – Research and development expense is relatively consistent with the prior year quarter.

Year-to-date – The decrease is due to $2 million of one-time research and development credit charges in the prior year period and achieved cost savings from the restructuring programs initiated in fiscal 2020.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Intangibles amortization expense	$24	$21	$3	$66	$63	$3

Current Quarter – The increase in amortization expense in the current quarter is due to the amortization of intangible assets associated with the Schülke acquisition.

Year-to-date – The increase in amortization expense in the current year period is due to the amortization of intangible assets associated with the Schülke acquisition.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Equity and other income
Other income	$1	$—	$1	$7	$7	$-
	$1	$—	$1	$7	$7	$—

Current Quarter – Other income is relatively consistent with the prior year quarter.

Year-to-date – Other income was primarily related to a gain on sale of excess corporate property of roughly $4 million in the current year and a liquidation gain of $3 million in the prior year period. Both periods included income from China subsidies.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Goodwill impairment	$—	$—	$—	$—	$530	$(530)

Current Quarter – Ashland did not record an impairment charge in the current or prior year quarter.

Year-to-Date – Ashland recorded an impairment charge of $530 million in the prior year period. See Note G for additional information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Net interest and other expense (income)
Interest expense	$17	$18	$(1)	$50	$70	$(20)
Interest income	—	—	—	—	(1)	1
Loss on early retirement of debt	—	—	—	—	59	(59)
Loss (income) from restricted investments	(17)	(33)	16	(37)	(17)	(20)
Loss on U.S. Accounts Receivable Sales Program	1	—	1	1	—	1
Other financing costs	—	1	(1)	4	2	2
	$1	$(14)	$15	$18	$113	$(95)

Current Quarter - Net interest and other expense increased by $15 million during the current quarter compared to the prior year quarter. Interest expense decreased $1 million primarily due to lower cost of debt and lower debt levels during the current quarter compared to the prior year quarter. Restricted investments included gains of $15 million compared to $31 million for the three months ended June 30, 2021 and 2020, respectively. See Note E for more information on the restricted investments.

Year-to-date - Net interest and other expense decreased by $95 million during the current year compared to the prior year period. Interest expense decreased $20 million primarily due to lower cost of debt and lower debt levels during the current year compared to the prior year period excluding accelerated debt issuance costs and original issuance discount costs. Ashland incurred $8 million of accelerated debt issuance costs and original issuance discount costs, as well as $59 million of debt refinancing costs during the prior year period. Restricted investments included gains of $26 million compared to $9 million for the nine months ended June 30, 2021 and 2020, respectively. See Note E for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Other net periodic benefit income	$—	$—	$—	$1	$1	$—

Current Quarter – Other net periodic benefit income is consistent with the prior year quarter.

Year-to-date – Other net periodic benefit income is consistent with the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Net income on acquisitions and divestitures	$2	$—	$2	$11	$3	$8

Current Quarter – The activity in the current quarter relates to a $2 million gain in transaction net costs associated with the personal care acquisition of Schülke, including a gain of $4 million associated with foreign currency derivatives entered into to mitigate the foreign exchange exposure of the purchase price.

Year-to-date – The activity in the current year relates to a $3 million expense in transaction net costs associated with the personal care acquisition of Schülke, including a gain of $1 million associated with foreign currency derivatives entered into to mitigate the foreign exchange exposure of the purchase price. In addition there was also a $14 million gain related to the sale of a Specialty Additives facility within the current period. The activity in the prior year related to post-closing adjustments for certain divestitures.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Income tax expense (benefit)	$(24)	$12	$(36)	$(22)	$(21)	$(1)
Effective tax rate	-38%	19%		-13%	-4%

Current Quarter – Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 38% for the three months ended June 30, 2021. The current quarter tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $33 million primarily related to uncertain tax positions.

The overall effective tax rate was an expense of 19% for the three months ended June 30, 2020 and was impacted primarily by income mix and unfavorable discrete items of $4 million.

Year-to-date – Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit 13% for the nine months ended June 30, 2021 and was impacted by jurisdictional income mix, as well as favorable discrete items of $53 million primarily related to the sale of a Specialty Additives facility and uncertain tax positions.

The overall effective tax rate was a benefit of 4% for the nine months ended June 30, 2020 and was primarily impacted by nondeductible goodwill impairment of $527 million as well as $20 million favorable tax discrete items from the tax benefit related to the Swiss Tax Reform enacted in the first quarter of fiscal 2020.

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

The effective tax rate during the three and nine months ended June 30, 2021 and 2020 was significantly impacted by the following tax specific key items:

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

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$63	$62	$168	$(512)
Key items (pre-tax) (a)	4	2	5	647
Adjusted income from continuing operations
before income taxes	$67	$64	$173	$135

Income tax expense (benefit)	$(24)	$12	$(22)	$(21)
Income tax rate adjustments:
Tax effect of key items	1	1	(1)	20
Tax specific key items: (b)
Uncertain tax positions	33	—	39	—
Restructuring and separation activity	—	—	13	—
Other tax reform	—	—	—	25
Total income tax rate adjustments	34	1	51	45
Adjusted income tax expense	$10	$13	$29	$24

Effective tax rate, excluding key items (Non-GAAP) (c)	15%	20%	17%	18%

(a)
See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Income (loss) from discontinued operation (net of taxes)
Composites/Marl facility	$2	$1	$1	$1	$5	$(4)
Valvoline	2	—	2	2	(1)	3
Water Technologies	(1)	(1)	—	(1)	(1)	—
Distribution	(2)	(5)	3	(4)	(7)	3
Asbestos	(8)	(8)	—	(8)	(15)	7
Gain (loss) on disposal of discontinued operations (net of taxes)
Composites/Marl facility	—	—	—	(4)	(3)	(1)
	$(7)	$(13)	$6	$(14)	$(22)	$8

Current Quarter – The activity for Water Technologies, Distribution and Composites/Marl facility during the current and prior year quarters was related to post-closing adjustments. In the prior year quarter, as a result of the divestiture of the Composites segment and Marl facility, the related operating results were reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). For the Maleic business component of the Composites business not sold to INEOS, the sales and pre-tax operating income included in discontinued operations were $10 million and $2 million, respectively, for the prior year quarter. Asbestos activity in the current and prior year quarter relates to Ashland's annual update associated with asbestos related litigation.

Year-to-date – The activity for Valvoline, Water Technologies, Distribution and Composites/Marl facility during the current and prior year periods was related to post-closing adjustments. In the prior year period, as a result of the divestiture of the Composites segment and Marl facility, the related operating results were reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). For the Maleic business component of the Composites business not sold to INEOS, the sales and pre-tax operating income included in discontinued operations were $38 million and $9 million, respectively, for the prior year period. Asbestos activity in the current and prior year period primarily relates to Ashland's annual update associated with asbestos related litigation.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and nine months ended June 30, 2021 and 2020.

	Three months ended June 30			Nine months ended June 30
(In millions)	2021	2020	Change	2021	2020	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$23	$7	$16	$37	$(7)	$44
	$23	$7	$16	$37	$(7)	$44

Current Quarter – Total other comprehensive income (loss), net of tax, for the current quarter increased $16 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended June 30, 2021, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $23 million compared to a gain of $7 million for the three months ended June 30, 2020. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

Year-to-date – Total other comprehensive income (loss), net of tax, for the current year increased $44 million compared to the prior year period primarily as a result of the following:

•
For the nine months ended June 30, 2021, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $37 million compared to a loss of $7 million for the nine months ended June 30, 2020. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $122 million and $97 million for the three months ended June 30, 2021 and 2020, respectively, and income of $361 million and a loss of $238 million for the nine months ended June 30, 2021 and 2020, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Net income (loss)	$80	$37	$176	$(513)
Income tax expense (benefit)	(24)	12	(22)	(21)
Net interest and other expense	1	(14)	18	113
Depreciation and amortization	65	62	189	183
EBITDA	122	97	361	(238)
Loss from discontinued operations (net of tax)	7	13	14	22
Key items included in EBITDA:
Restructuring, separation and other costs	(2)	14	10	36
Goodwill impairment	—	—	—	530
Inventory adjustment	2	—	2	4
Capital project impairment	—	—	9	—
Environmental reserve adjustments	21	19	21	19
Net gain (loss) on acquisitions and divestitures	(2)	—	(11)	—
Total key items included in EBITDA	19	33	31	589
Adjusted EBITDA	$148	$143	$406	$373

Total key items included in EBITDA	$19	$33	$31	$589
Accelerated amortization of debt issuance costs	—	—	—	8
Debt refinancing costs	—	—	—	59
Unrealized (gain) loss on securities	(15)	(31)	(26)	(9)
Total key items, before tax	$4	$2	$5	$647

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

	Three months ended		Nine months ended
	June 30		June 30
	2021	2020	2021	2020
Diluted EPS from continuing operations (as reported)	$1.40	$0.81	$3.09	$(8.11)
Key items, before tax:
Restructuring, separation and other costs	(0.04)	0.23	0.16	0.58
Environmental reserve adjustments	0.33	0.32	0.33	0.32
Capital project impairment	—	—	0.16	—
Unrealized (gain) loss on securities	(0.24)	(0.51)	(0.42)	(0.15)
Goodwill impairment	—	—	—	8.75
Inventory adjustment	0.03	—	0.03	0.06
Accelerated amortization of debt issuance costs	—	—	—	0.13
Debt refinancing costs	—	—	—	0.97
Net gain (loss) on acquisitions and divestitures	(0.03)	—	(0.17)	—
Key items, before tax	0.05	0.04	0.09	10.66
Tax effect of key items (a)	(0.02)	(0.01)	0.02	(0.33)
Key items, after tax	0.03	0.03	0.11	10.33
Tax specific key items:
Restructuring and separation activity	—	—	(0.22)	—
Uncertain tax positions	(0.52)	—	(0.63)	—
Other tax reform related activity	—	—	—	(0.41)
Tax specific key items (b)	(0.52)	—	(0.85)	(0.41)
Total key items	(0.49)	0.03	(0.74)	9.92
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.91	$0.84	$2.35	$1.81
Amortization expense adjustment (net of tax) (c)	$0.31	$0.28	$0.86	$0.83
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.22	$1.12	$3.21	$2.64

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
(c)
Amortization expense adjustment (net of tax) tax rates were 21% for the three and nine months ended June 30, 2021 and 20% for the three and nine months ended June 30, 2020.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2021	2020	2021	2020
SALES
Life Sciences	$193	$189	$548	$528
Personal Care & Household	147	155	409	451
Consumer Specialties	340	344	957	979
Specialty Additives	169	135	474	429
Performance Adhesives	94	70	267	229
Industrial Specialties	263	205	741	658
Intermediates and Solvents	49	37	118	102
Intersegment sales (a)
Intermediates and Solvents	(15)	(12)	(30)	(22)
	$637	$574	$1,786	$1,717
OPERATING INCOME (LOSS)
Life Sciences	$37	$40	$101	$97
Personal Care & Household	16	16	49	(309)
Consumer Specialties	53	56	150	(212)
Specialty Additives (b)	15	15	36	(137)
Performance Adhesives	13	13	52	40
Industrial Specialties	28	28	88	(97)
Intermediates and Solvents	11	7	17	(7)
Unallocated and other	(30)	(43)	(81)	(87)
	$62	$48	$174	$(403)
DEPRECIATION EXPENSE
Life Sciences	$9	$8	$26	$24
Personal Care & Household	10	10	29	30
Consumer Specialties	19	18	55	54
Specialty Additives	16	15	49	46
Performance Adhesives	2	4	9	10
Industrial Specialties	18	19	58	56
Intermediates and Solvents	4	4	10	10
	$41	$41	$123	$120
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$21	$21
Personal Care & Household	11	9	30	27
Consumer Specialties	18	16	51	48
Specialty Additives	5	5	14	14
Performance Adhesives	1	—	1	1
Industrial Specialties	6	5	15	15
Intermediates and Solvents	—	—	—	—
	$24	$21	$66	$63
EBITDA (c)
Life Sciences	$53	$55	$148	$142
Personal Care & Household	37	35	108	(252)
Consumer Specialties	90	90	256	(110)
Specialty Additives	36	35	99	(77)
Performance Adhesives	16	17	62	51
Industrial Specialties	52	52	161	(26)
Intermediates and Solvents	15	11	27	3
Unallocated and other	(30)	(43)	(81)	(87)
	$127	$110	$363	$(220)

(a)
Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a capital project impairment of $9 million for the nine months ended June 30, 2021 relating to a long-term capital project plan change at a plant facility.
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

On April 30, 2021, Ashland completed its acquisition of the Schülke personal care business. See Note B within the Notes to the Condensed Consolidated Financial Statements for more information.

June 2021 quarter compared to June 2020 quarter

Consumer Specialties’ sales decreased $4 million to $340 million in the current quarter. Life Sciences represented an increase of $4 million, offset by a decrease of $8 million for Personal Care & Household. Lower volume, net of the Schülke acquisition, decreased sales by $15 million. Favorable currency exchange and product pricing increased sales for Consumer Specialties by $10 million and $1 million, respectively.

Operating income decreased $3 million to income of $53 million for the current quarter. Life Sciences and Personal Care & Household recorded income of $37 million and $16 million, respectively. Favorable foreign currency exchange and lower costs increased operating income by $7 million and $10 million, respectively. These increases were more than offset by an inventory adjustment related to the Schülke acquisition, unfavorable price/mix and lower volume which decreased operating income by $2 million, $10 million and $8 million, respectively. Current quarter EBITDA remained consistent at $90 million while Adjusted EBITDA increased $2 million to $92 million, of which $53 million was in Life Sciences and $39 million in Personal Care & Household. Adjusted EBITDA margin increased 0.9 percentage points in the current quarter to 27.1%.

Fiscal 2021 year-to-date compared to fiscal 2020 year-to-date

Consumer Specialties’ sales decreased $22 million to $957 million in the current period. Life Sciences represented an increase of $20 million, offset by a decrease of $42 million for Personal Care & Household. Favorable currency exchange increased sales for Consumer Specialties by $24 million. These increases were more than offset by product pricing and lower volume, net of the Schülke acquisition, which decreased sales by $2 million and $44 million, respectively.

Operating income increased $362 million to income of $150 million for the current period. Life Sciences and Personal Care & Household recorded income of $101 million and $49 million, respectively. Favorable foreign currency exchange, lower costs, a prior year goodwill impairment and prior year restructuring costs increased operating income by $18 million, $20 million, $356 million and $1 million, respectively. These increases were partially offset by an inventory adjustment related to the Schülke acquisition, lower volume, unfavorable price/mix and storm related unplanned plant shutdown costs which decreased operating income by $2 million, $18 million, $2 million and $11 million, respectively. Current period EBITDA increased $366 million to $256 million, and Adjusted EBITDA increased $11 million to $258 million of which $5 million was in Life Sciences and $6 million in Personal Care & Household. Adjusted EBITDA margin increased 1.8 percentage points in the current period to 27.0%.

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

The following EBITDA presentation for the three and nine months ended June 30, 2021 and 2020 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Consumer Specialties. The key items during the three and nine months ended June 30, 2021 related to inventory adjustments within Personal Care & Household. The key items during the nine months ended June 30, 2020 related to a goodwill impairment of $356 million for Personal Care & Household and $1 million in restructuring costs for Life Sciences.

	Life Sciences		Personal Care & Household		Consumer Specialties
	Three months ended June 30
(In millions)	2021	2020	2021	2020	2021	2020
Operating income	$37	$40	$16	$16	$53	$56
Depreciation and amortization	16	15	21	19	37	34
EBITDA	53	55	37	35	90	90
Restructuring and other costs	—	—	—	—	—	—
Inventory adjustment	—	—	2	—	2	—
Adjusted EBITDA	$53	$55	$39	$35	$92	$90

	Life Sciences		Personal Care & Household		Consumer Specialties
	Nine months ended June 30
(In millions)	2021	2020	2021	2020	2021	2020
Operating income	$101	$97	$49	$(309)	$150	$(212)
Depreciation and amortization	47	45	59	57	106	102
EBITDA	148	142	108	(252)	256	(110)
Restructuring and other costs	—	1	—	—	—	1
Goodwill impairment	—	—	—	356	—	356
Inventory adjustment	—	—	2	—	2	—
Adjusted EBITDA	$148	$143	$110	$104	$258	$247

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

June 2021 quarter compared to June 2020 quarter

Industrial Specialties’ sales increased $58 million to $263 million in the current quarter. Specialty Additives represented and increase of $34 million and Performance Adhesives showed an increase of $24 million. Higher volume, favorable currency exchange and product pricing increased sales by $43 million, $8 million and $7 million, respectively.

Operating income remained consistent at $28 million for the current quarter. Specialty Additives and Performance Adhesives recorded income of $15 million and $13 million, respectively. Higher volume, favorable price/mix, and foreign currency exchange increased operating income by $12 million, $2 million and $1 million, respectively. These increases were offset by higher production costs and increased environmental of $14 million and $1 million, respectively. Current quarter EBITDA remained consistent at $52 million while Adjusted EBITDA increased $1 million to $55 million, of which $39 million and $16 million originated from Specialty Additives and Performance Adhesives, respectively. Adjusted EBITDA margin decreased 5.4 percentage points in the current quarter to 20.9%.

Fiscal 2021 year-to-date compared to fiscal 2020 year-to-date

Industrial Specialties’ sales increased $83 million to $741 million in the current period. Specialty Additives and Performance Adhesives represented $45 million and $38 million of the increase, respectively. Higher volume, favorable currency exchange and product pricing increased sales by $60 million, $20 and $3 million, respectively.

Operating income increased $185 million to $88 million for the current period. Specialty Additives and Performance Adhesives recorded income of $36 million and $52 million, respectively, up $173 million and $12 million from the prior year period, respectively. Higher volume, favorable price/mix, foreign currency exchange and a prior year goodwill impairment increased operating income by $15 million, $11 million, $2 million and $174 million, respectively. Those improvements were partially offset by higher production costs, a capital project impairment and an environmental reserve adjustment of $7 million, $9 million and $1 million, respectively. Current period EBITDA increased $187 million to $161 million, $99 million income in Specialty Additives and $62 million income in Performance Adhesives. Adjusted EBITDA increased $23 million to $173 million, of which $111 million and $62 million originated from Specialty Additives and Performance Adhesives, respectively. Adjusted EBITDA margin increased 0.6 percentage points in the current period to 23.4%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2021 and 2020 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Industrial Specialties. Adjusted EBITDA results have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items. The key items during the three and nine months ended June 30, 2021 related to a capital project impairment and environmental reserve adjustments within Specialty Additives. The key items during the three and nine months ended June 30, 2020 related to a goodwill impairment and environmental reserve adjustments for Specialty Additives.

	Specialty Additives		Performance Adhesives		Industrial Specialties
	Three months ended June 30
(In millions)	2021	2020	2021	2020	2021	2020
Operating income	$15	$15	$13	$13	$28	$28
Depreciation and amortization	21	20	3	4	24	24
EBITDA	36	35	16	17	52	52
Environmental reserve adjustments	3	2	—	—	3	2
Adjusted EBITDA	$39	$37	$16	$17	$55	$54

	Specialty Additives		Performance Adhesives		Industrial Specialties
	Nine months ended June 30
(In millions)	2021	2020	2021	2020	2021	2020
Operating income	$36	$(137)	$52	$40	$88	$(97)
Depreciation and amortization	63	60	10	11	73	71
EBITDA	99	(77)	62	51	161	(26)
Capital project impairment	9	—	—	—	9	—
Goodwill impairment	—	174	—	—	—	174
Environmental reserve adjustments	3	2	—	—	3	2
Adjusted EBITDA	$111	$99	$62	$51	$173	$150

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

June 2021 quarter compared to June 2020 quarter

Intermediates and Solvents’ sales increased $12 million to $49 million in the current period primarily due to higher product pricing.

Operating income/loss increased $4 million to $11 million for the current quarter. Price/mix increased operating income by $9 million and was partially offset by higher production costs which decreased operating income by $5 million. Current quarter EBITDA and Adjusted EBITDA increased $4 million to $15 million. Adjusted EBITDA margin for the current quarter was 30.6%.

Fiscal 2021 year-to-date compared to fiscal 2020 year-to-date

Intermediates and Solvents’ sales increased $16 million to $118 million in the current period primarily due to product pricing and higher volume.

Operating income/loss increased $24 million to $17 million for the current period. Pricing/mix, lower production costs and prior year inventory adjustments increased operating income by $10 million, $13 million and $4 million, respectively. This increase was partially offset by unfavorable volume which decreased operating income by $3 million. Current period EBITDA increased $24 million to $27 million, while Adjusted EBITDA increased $20 million to $27 million. Adjusted EBITDA margin for the current period was 22.9%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2021 and 2020 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents. Key items for the nine months ended June 30, 2020 included an inventory adjustment of $4 million.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Operating income	$11	$7	$17	$(7)
Depreciation and amortization	4	4	10	10
EBITDA	15	11	$27	$3
Inventory adjustment	—	—	—	4
Adjusted EBITDA	$15	$11	$27	$7

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and nine months ended June 30, 2021 and 2020.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2021	2020	2021	2020
Restructuring activities	$2	$(14)	$(10)	$(36)
Environmental expenses	(18)	(18)	(30)	(26)
Other expenses (primarily governance and legacy expenses)	(14)	(11)	(41)	(25)
Total expense	$(30)	$(43)	$(81)	$(87)

June 2021 quarter compared to June 2020 quarter

Unallocated and other recorded expense of $30 million and $43 million for the three months ended June 30, 2021 and 2020, respectively. The current and prior year quarters included income of $2 million and charges of $14 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarters, respectively.

The current quarter and prior year quarter included $18 million for environmental expenses.

Other expenses increase of $3 million is primarily as a result of higher deferred compensation expense and incentive accruals.

Fiscal 2021 year-to-date compared to fiscal 2020 year-to-date

Unallocated and other recorded expense of $81 million and $87 million for the nine months ended June 30, 2021 and 2020, respectively. The current and prior year periods included charges for restructuring activities of $10 million and $36 million, respectively, which were comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year periods.

The current and prior year periods included $30 million and $26 million for environmental expenses, respectively.

Other expenses increased $16 million primarily as a result of unfavorable foreign currency and higher employee incentive compensation expenses.

FINANCIAL POSITION

Liquidity

Ashland had $262 million in cash and cash equivalents as of June 30, 2021, of which $227 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets. On March 17, 2021, Ashland terminated its U.S. accounts receivable securitization facility and entered into an agreement with a group of entities to sell certain trade receivables, without recourse, of two U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer. As of June 30, 2021, Ashland has sold $90 million of receivables under this agreement against the buyers’ limit, which was at $117 million at June 30, 2021. See Note H for more information. In January 2020, Ashland renewed and extended its Revolving Credit Agreement through 2025 and issued new 2.00% senior notes in Europe for €500 million which mature in 2028. During the nine months ended June 30, 2021, Ashland elected not to access funds on its Revolving Credit Facility. As of June 30, 2021, Ashland has total remaining borrowing capacity of $614 million, comprised of amounts remaining available under the Revolving Credit Facility and foreign Accounts Receivable Securitization Facility. Ashland also had an additional $27 million available liquidity under the U.S. Accounts Receivable Sales Program as of June 30, 2021. Ashland has no significant maturities related to our term loans, revolving credit facilities or bonds until August 2022.

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

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Cash provided (used) by:
Operating activities from continuing operations	$403	$153
Investing activities from continuing operations	(343)	(65)
Financing activities from continuing operations	(243)	192
Discontinued operations	(13)	(97)
Effect of currency exchange rate changes on cash and cash equivalents	4	1
Net increase (decrease) in cash and cash equivalents	$(192)	$184

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$176	$(513)
Loss from discontinued operations (net of income taxes)	14	22
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	189	183
Original issue discount and debt issuance costs amortization	4	14
Deferred income taxes	(3)	(30)
Gain from sales of property and equipment	(3)	—
Distributions from (to) equity affiliates	1	(1)
Stock based compensation expense	12	11
(Income) loss from restricted investments	(36)	(17)
Excess tax benefit on stock based compensation	1	1
Loss on early retirement of debt	—	59
(Income) loss on acquisitions and divestitures	(15)	—
Impairments	9	530
Pension contributions	(6)	(5)
Change in operating assets and liabilities (a)	60	(101)
Total cash flows provided by operating activities from continuing operations	$403	$153

(a)
Excludes changes resulting from operations acquired or sold.

Cash flows provided from operating activities from continuing operations amounted to inflows of $403 million and $153 million in the current and prior year periods, respectively.

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

Changes in operating assets and liabilities accounted for inflows of $60 million compared to outflows of $101 million for the nine months ended June 30, 2021 and 2020, respectively, and were primarily driven by the following net working capital accounts:

•
Accounts receivable – There were cash inflows of $89 million and inflows of $23 million during the current and prior year periods, respectively. The current period includes a $90 million cash inflow from accounts receivables sold under the U.S. Accounts Receivable Sales Program.
•
Inventory – There were cash inflows of $20 million and outflows of $21 million during the current and prior year periods, respectively.
•
Trade and other payables – There were cash outflows of $21 million and $91 million during the current and prior year periods, respectively, and primarily related to the timing of certain payments and management of supplier/vendor payment terms.

The remaining changes to operating assets and liabilities resulted in outflows of $28 million and outflows of $12 million in the current and prior year periods, respectively, and were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities.

Operating Activities – Summary

Operating cash flows for the current year period included income from continuing operations of $190 million. Additionally, the current period included non-cash adjustments of $189 million for depreciation and amortization, $12 million for stock-based compensation expense, $36 million of income from restricted investments, $15 million of income on acquisitions and divestitures and $9 million for impairment charges.

Operating cash flows for the prior year period included a loss from continuing operations of $491 million. Additionally, the prior year period included non-cash adjustments of $530 million for a goodwill impairment charge, $183 million for depreciation and amortization, $59 million loss on early retirement of debt, $14 million original issue discounts and debt issuance cost amortization, $11 million for stock-based compensation expense and $17 million income on restricted investments.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(77)	$(94)
Proceeds from disposal of property, plant and equipment	4	1
Purchase of operations - net of cash acquired	(308)	—
Proceeds from sale or restructuring of operations	14	—
Proceeds from settlement of Company-owned life insurance contracts	1	7
Company-owned life insurance payments	(1)	(2)
Net purchase of funds restricted for specific transactions	(1)	(3)
Reimbursements from restricted investments	25	26
Proceeds from sale of securities	56	16
Purchases of securities	(56)	(16)
Total cash flows used by investing activities from continuing operations	$(343)	$(65)

Cash used by investing activities was $343 million and $65 million for the current and prior year periods, respectively. The significant cash investing activities for the current period primarily related to cash outflows of $308 million for the purchase of operations related to the Schülke personal care acquisition, see Note B for more information, and cash outflows of $77 million for property additions compared to $94 million in the prior year period. Additionally, there were reimbursements from the restricted renewable annual asbestos trust of $25 million during the current period compared to $26 million in the prior year period, proceeds from disposal of property, plant and equipment of $4 million in the current period and proceeds from sale or restructuring of operations of $14 million in the current period. The current and prior year period also included a rebalancing within the asbestos trust, which resulted in $56 million and $16 million of proceeds from the sale of securities offset by $56 million and $16 million of purchases of securities, respectively.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$804
Repayment of long-term debt	—	(767)
Premium on long-term debt repayment	—	(59)
Proceeds from (repayment of) short-term debt	(185)	281
Debt issuance costs	—	(11)
Cash dividends paid	(52)	(50)
Stock based compensation employee withholding taxes paid in cash	(6)	(6)
Total cash flows provided (used) by financing activities from continuing operations	$(243)	$192

Cash flows used by financing activities resulted in an outflow of $243 million for the current period compared to an inflow of $192 million for the prior year period.

Significant cash financing activities for the current period included short-term debt repayments of $185 million, primarily related to the 2020 Revolving Credit Facility and accounts receivable securitization facilities. The current period included cash dividends paid of $0.850 per share, for a total of $52 million.

Significant cash financing activities for the prior year period included proceeds from issuance of long-term debt, repayment of long-term debt, premiums on retirement of long-term debt, and debt issuance costs paid of $804 million, $767 million, $59 million and $11 million, respectively, all related to debt refinancing activity. The prior year period also included short-term cash inflows of $281 million, primarily related to draws on the 2020 Revolving Credit Facility. The prior year period included cash dividends paid of $0.825 per share, for a total of $50 million.

The following discloses the cash flows associated with Ashland’s discontinued operations for the nine months ended June 30, 2021 and 2020.

	Nine months ended
	June 30
(In millions)	2021	2020
Cash provided (used) by discontinued operations
Operating cash flows	$(4)	$(98)
Investing cash flows	(9)	1
Total cash used by discontinued operations	$(13)	$(97)

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

	Nine months ended
	June 30
(In millions)	2021	2020
Total cash flows provided by operating activities from continuing operations	$403	$153
Adjustments:
Additions to property, plant and equipment	(77)	(94)
Free cash flows (a) (b)	$326	$59

(a)
Includes $35 million and $22 million of restructuring payments for the nine months ended June 30, 2021 and 2020, respectively.
(b)
Includes $90 million of cash inflows for the nine months ended June 30, 2021 associated with the U.S. Accounts Receivable Sales Program.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $639 million and $734 million as of June 30, 2021 and September 30, 2020, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 107% and 114% of current liabilities (excluding current liabilities held for sale) as of June 30, 2021 and September 30, 2020, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of June 30, 2021 and September 30, 2020.

(In millions)	June 30 2021	September 30 2020
Cash and investment securities
Cash and cash equivalents	$262	$454

Unused borrowing capacity and liquidity
Revolving credit facility	$581	$500
2018 accounts receivable securitization (foreign)	33	—
2012 accounts receivable securitization (U.S.)	—	—
Accounts receivable sales program (U.S.)	$27	$—

The borrowing capacity remaining under the $600 million revolving credit facility was $581 million due to a reduction of $19 million for letters of credit outstanding at June 30, 2021. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and foreign accounts receivable securitization facility, was $876 million at June 30, 2021, compared to $954 million at September 30, 2020. Ashland also had an additional $27 million liquidity available under the U.S. accounts receivable sales program as of June 30, 2021.

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2021 and September 30, 2020.

(In millions)	June 30 2021	September 30 2020
Short-term debt (includes current portion of long-term debt)	$101	$280
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,578	1,573
Total debt	$1,679	$1,853

(a)
Includes $13 million and $15 million of debt issuance cost discounts as of June 30, 2021 and September 30, 2020, respectively.

Debt as a percent of capital employed was 34% and 38% at June 30, 2021 and at September 30, 2020, respectively. At June 30, 2021, Ashland’s total debt had an outstanding principal balance of $1,733 million, discounts of $41 million, and debt issuance costs of $13 million. The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows: zero remaining in 2021, $421 million in 2022, $22 million in 2023, $44 million in 2024 and $175 million in 2025.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of June 30, 2021, Moody’s Investor Services outlook remained at stable, while Standard & Poor's outlook remained at negative. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's most recent credit agreement (the 2020 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2021, Ashland is in compliance with all debt agreement covenant restrictions under the 2020 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2020 Credit Agreement is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2021, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2021, Ashland’s calculation of the consolidated interest coverage ratio was 8.3.

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

Total equity

Total equity increased by $166 million since September 30, 2020 to $3,202 million at June 30, 2021. The increase of $166 million was due to net income of $176 million, deferred translation gain of $37 million and $7 million of common shares issued under stock incentive plans, offset by $52 million of dividends and $2 million related to the adoption of new accounting guidance around the measurement of credit losses.

Stockholder dividends

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30 cents per share to eligible stockholders of record, which was paid in the third quarter of fiscal 2021. This dividend represented a 9% increase over the previous quarter's dividend. Dividends of 27.5 cents per share were paid in the first two quarters of fiscal 2021, each quarter of fiscal 2020 and the third and fourth quarters of fiscal 2019.

Capital expenditures

Capital expenditures were $77 million for the nine months ended June 30, 2021 compared to $94 million for the nine months ended June 30, 2020.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2021 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting - During the nine months ended June 30, 2021, Ashland completed its purchase of Schülke. Although management believes appropriate internal controls and procedures have been maintained, Schülke's controls and procedures for recording, processing and summarizing of financial information have not been fully evaluated by Ashland's management as of June 30, 2021. As such, there is a risk that deficiencies may exist which have not yet been identified that could constitute significant deficiencies or in the aggregate, a material weakness related to the Schülke business. Otherwise, there were no other significant changes in Ashland’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2021, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 82 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2021.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended June 30, 2021.

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2021 to April 30, 2021	—	$—	—	$800
May 1, 2021 to May 31, 2021	—	—	—	800
June 1, 2021 to June 30, 2021	—	—	—	800
Total	—		—	$800

(a)
During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2021, $800 million remains available for repurchase under this authorization.

ITEM 6. EXHIBITS

(a) Exhibits

2.1

Master Asset Purchase Agreement, dated January 18, 2021, entered into by and between Schülke & Mayr GmbH, ISP Marl Holdings GmbH, and Ashland Industries Europe GmbH (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on January 22, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

2.2*	Amendment Agreement to the Master Purchase Agreement regarding the acquisition of the Personal Care Business of Schülke & Mayr GmbH dated April 29, 2021, filed herewith.

31.1*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2021 and June 30, 2020; (ii) Condensed Consolidated Balance Sheets at June 30, 2021 and September 30, 2020; (iii) Statements of Consolidated Equity at June 30, 2021; (iv) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2021 and June 30, 2020; and (v) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
July 29, 2021	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)