Form 10-K
period 2021-09-30
ASHLAND GLOBAL HOLDINGS INC
filed 2021-11-22
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

At March 31, 2021, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,389,129,000. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2021, there were 56,838,804 shares of Registrant’s common stock outstanding.

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

Ashland is a global leader in providing additives and specialty ingredients to customers in a wide range of consumer and industrial markets, architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 4,100 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s reportable segments include: Life Sciences; Personal Care & Household; Specialty Additives; and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters.

On August 31, 2021, Ashland announced its agreement with Arkema, a French société anonyme, to sell its Performance Adhesive business for the sum of $1.65 billion. The transaction is expected to close by the March 31, 2022 quarter end, subject to closing conditions. Ashland expects net proceeds from the sale to be approximately $1.2 to $1.3 billion, with the aim of using the proceeds to invest in the growth of the other core businesses as well as optimize its balance sheet and return capital to shareholders. The expected divestiture represents a strategic shift in Ashland's business and qualifies as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows related to Performance Adhesives have been classified as discontinued operations for all periods presented within the Consolidated Financial Statements.

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, advanced materials and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Nutraceutical solutions include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness. The nutraceutical business also provides custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

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

On April 30, 2021, Ashland completed the $312 million acquisition of the personal care business from Schülke & Mayr GmbH (Schülke), a portfolio company of the global investment organization, EQT. The completion of the acquisition strengthens the profitable growth of the personal care and household business segment, enhances the specialty ingredients solutions and expands the biotechnology and microbiology technical competencies.

Specialty Additives is comprised of rheology- and performance-enhancing additives serving the coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum- based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry and welders.

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

Our consumer businesses, which are comprised of Life Sciences and Personal Care & Household, offer industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using natural, synthetic and semisynthetic polymers derived from cellulose ethers, vinyl pyrrolidones, acrylic polymers, and plant and seed extract, as well as comprehensive and innovative solutions for consumer and industrial applications.

Key customers include pharmaceutical companies; makers of personal care products; food and beverage manufacturers; and makers of nutraceuticals and dietary supplements. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on the consumer businesses.

The areas of expertise include: organic and synthetic chemistry, polymer chemistry, surface science, rheology, structural analysis and microbiology.

The solutions provide an array of properties, including: thickening, binding, delivery, rheology control and water retention.

These consumer businesses are composed of various end use markets. Many of the products of the end markets are produced in shared manufacturing facilities, to better manage capacity and achieve desired returns.

LIFE SCIENCES

Life Sciences is a leading supplier of excipients and tablet coating systems to the pharmaceutical, nutrition and nutraceutical industries. Excipients include a comprehensive range of polymers for use as tablet binders, superdisintegrants, sustained-release agents and drug solubilizers, as well as a variety of coating formulations for immediate, delayed, and sustained release applications. Core products include cellulosics and vinyl pyrrolidone polymers which are used primarily in oral solid dosage drug formulations. The portfolio also includes branded and proprietary nutraceutical ingredients and expertise in nutraceutical formulation, particle engineering and contract manufacturing. Its nutrition portfolio provides functional benefits in areas such as thickening, texture control, thermal gelation, structure enhancement, water binding, clarification and stabilization. Its core products include cellulose gums and vinyl pyrrolidone polymers which are used in a wide range of offerings for bakery, beverage, dairy, desserts, meat products, pet food, prepared foods, sauces and savory products.

Life Sciences operates throughout the Americas, Europe and Asia Pacific. It has 20 manufacturing and lab facilities in five countries which serve its various end markets. It has manufacturing facilities and labs in Wilmington, Delaware; Calvert City, Kentucky; Kearny, Paterson, S. Hackensack and Totowa, New Jersey; Monroe, New York; Columbus, Ohio; Fiskeville, Rhode Island; Texas City, Texas; and Ogden, Utah; within the United States; Dusseldorf, Germany; Istanbul, Turkey; Jaumave and Mexico City, Mexico; and Cabreuva and Sao Paolo, Brazil; Mullingar, Ireland; Shanghai, China and Hyderabad, India.

Life Science markets and distributes its products and services directly in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2021, the following Life Sciences product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Life Sciences sales	% of Ashland total consolidated sales
Cellulosics	37%	39%
Polyvinylpyrrolidones (PVP)	36%	19%

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

Personal Care & Household operates throughout the Americas, Europe and Asia Pacific. It has 13 manufacturing and lab facilities in five countries which serve its various end markets and participates in one joint venture. It has manufacturing facilities and labs in Freetown, Massachusetts; Chatham, New Jersey; Ossining, New York; Merry Hill, North Carolina; Summerville, South Carolina; Kenedy, Texas; and Menomonee Falls, Wisconsin within the United States and Sophia Antipolis, France; Hyderabad and Mumbai, India; Mexico City, Mexico; Hamburg, Germany and Poole, United Kingdom.

Personal Care & Household markets and distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2021, the following Personal Care & Household product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Personal Care & Household sales	% of Ashland total consolidated sales
Cellulosics	18%	39%
Polyvinylpyrrolidones (PVP)	18%	19%

SPECIALTY ADDITIVES

Specialty Additives offers industry-leading products, technologies and resources for solving formulation and product-performance challenges. Using synthetic and semisynthetic polymers derived from polyester and polyurethane-based adhesives, and plant and seed extract, Industrial Specialties offers comprehensive and innovative solutions for industrial applications.

Key customers include manufacturers of paint, coatings and construction materials; packaging and converting companies; and oilfield service companies. Certain customer relationships are significant, and the loss of any one of those customers could have a material adverse effect on Specialty Additives.

The areas of expertise include: organic and synthetic chemistry, colloid science, rheology, structural analysis and microbiology.

The solutions provide an array of properties, including: thickening and rheology control, binding power, film formation, conditioning and deposition, colloid stabilization and suspension.

Specialty Additives is composed of various end use markets. Many of the products of the end markets are produced in shared manufacturing facilities, to better manage capacity and achieve desired returns.

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

Specialty Additives operates throughout the Americas, Europe and Asia Pacific. It has 12 manufacturing and lab facilities in eight countries which serve its various end markets. Specialty Additives has manufacturing facilities and labs in Huntsville, Alabama; Parlin, New Jersey; and Hopewell, Virginia; within the United States and Doel-Beveren, Belgium; Nanjing and Shanghai, China; Alizay, France; Dusseldorf, Germany; Mumbai, India; Zwijndrecht, the Netherlands; and Bradford and Newton Aycliffe, United Kingdom.

Specialty Additives distributes its products and services directly and through third-party distributors in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2021, the following Specialty Additives products were 10% or greater of Ashland’s total consolidated sales:

Product	% of Specialty Additives sales	% of Ashland total consolidated sales
Cellulosics	68%	39%
Polyvinylpyrrolidones (PVP)	5%	19%

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

At September 30, 2021, Ashland’s reserves for environmental remediation and related environmental litigation amounted to $207 million, reflecting Ashland’s best estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $480 million. No individual remediation location is significant, as the largest reserve for any site is 13% of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $51 million in 2021 compared to $48 million in 2020 and $34 million in 2019.

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

The United States Environmental Protection Agency (USEPA) has increased its frequency in reviewing the NAAQS. The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide. Throughout 2021, state and local agencies continued to implement options for meeting the newest standards. Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations. Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector. Most options for sulfur dioxide focus on coal and diesel fuel combustion sources. It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products. Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

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

Competition

Ashland competes in the highly fragmented additives and specialty ingredients industries. The participants in these industries offer a varied and broad array of product lines designed to meet specific customer requirements. Participants compete with service and product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these segments’ product lines face domestic and international competition, due to industry consolidation, pricing pressures and competing technologies. To improve its competitive position, as Ashland narrows its focus, the company is building and more strongly leveraging the Ashland corporate brand as a differentiator to create value and better communicate the capabilities, promise and scale of the company, making it easier to introduce new product lines and applications.

Intellectual Property

Ashland has a broad intellectual property portfolio which is an important component of its business. Ashland relies on patents, trade secrets, formulae and know-how to protect and differentiate its products and technologies. In addition, these reportable segments own valuable trademarks which identify and differentiate its products from its competitors. Ashland also uses licensed intellectual property rights from third-parties.

Raw Materials

Ashland purchases its raw materials from multiple sources of supply in the United States and other countries and believes that raw material supplies will be available in quantities sufficient to meet demand in fiscal 2022. All of Ashland’s reportable segments were impacted, to varying degrees, by the volatility of raw materials costs in fiscal 2021, and these conditions may continue in fiscal 2022.

Research and Development

Ashland’s program of research and development is focused on defining the needs of the marketplace and framing those needs into technology platforms. Ashland has the capability to develop and deliver the intellectual property required to grow and protect those platforms. Ashland is focused on developing new chemistries, market-changing technologies and customer driven solutions at numerous technology centers located in the Americas, Europe and the Asia Pacific region.

Seasonality

Ashland’s business may vary due to seasonality. Ashland’s business units typically experience stronger demand during warmer weather months.

Human Capital

Employee Health and Safety - Cultivating a safety culture is intentional at Ashland and is best shown by our commitment to a Zero Incident Culture (ZIC). ZIC begins with the vision, values, beliefs, and actions of Ashland’s leaders demonstrating that zero incidents is possible. It means developing processes where compliance is the minimum expectation, allowing employees to proactively manage safety above compliance on the journey to ZERO.

As an indication of its commitment to Responsible Care, Ashland obtained a third-party certification to RC14001, which includes the internationally recognized ISO 14001 certification and adds additional health, safety, security, and chemical industry requirements. Currently, Ashland has 29 international sites participating on a group RC14001 certification. Also, as part of its commitment to health and safety, 16 of the company's sites have obtained an additional ISO 45001 certification, an international health and safety management system.

As part of ZIC, the company strives every day to achieve zero incidents. Ashland continues to make good progress on its journey. For the year ended September 30, 2021, the Company had a Total Preventable Recordable Rate (TPRR) of 0.73.

Ashland has implemented several tools for communicating lessons learned from injuries, process safety incidents, and environmental releases. Immediately following an event, flash reports are developed and shared to communicate key lessons learned across the company. Additionally, incidents and root causes/corrective and preventive actions are reviewed monthly with company leadership to discuss areas for improvement and highlight the importance of identifying and addressing management system errors.

Ashland has implemented the “Good Catch” Program aimed at identifying underlying unsafe conditions or behaviors that could lead to an undesirable outcome. Employees are encouraged to report good catches that fall into one of three categories – substandard conditions, near misses, and suggestions. These are tracked with the goal of continuing to increase overall reporting of identified good catches year to year.

Environmental - Ashland has a conscious and proactive mindset for sustainability and has established a renewable annual trust for ongoing and future environmental remediation and related litigation cash outlays. The initiative follows Ashland's announcement in February 2021 to align its operations with the ambitious aim of the Paris Climate Accord to limit global temperature rise to 1.5°C above preindustrial levels. At that time, Ashland also became a signatory to the United Nations Global

Compact and is making the United Nations principles part of the company's business strategy, culture, and day-to-day operations.

COVID-19 - The COVID-19 pandemic has challenged the world in unprecedented ways, affecting millions of people and countless institutions around the world. Ashland’s Incident Management Teams (IMT) have operated with the focus of keeping our employees, customers, and families safe while continuing to provide essential additives and specialty ingredients during this crisis.

Since the beginning of its ZIC journey over 20 years ago, Ashland has focused on preparedness and prevention and established an IMT which executed pandemic response plans. The COVID-19 IMT was formed in early January 2020 to support its China and Asia-Pacific operations and scaled to five regional teams under the direction of the Global IMT and Executive Leadership Team.

Ashland’s safety, health, purchasing, IT, supply chain, and human resource teams have worked with the company’s facilities to rapidly implement workplace changes, obtain personal protective equipment, and provide sanitization supplies to its employees while developing a reserve of materials to ensure continued safe operations. In addition, to foster a safe work environment, Ashland deployed its workforce expertise and raw materials to manufacture hand sanitizers when it became unavailable. The company distributed thousands of gallons of sanitizers for use in its facilities, and made significant donations to first responders in the communities in which the company operates to support the global response locally.

Ashland’s first priority is always the health and well-being of its employees, customers, and communities. Since the start of the pandemic, the company’s focus has shifted from managing an immediate crisis to building in the flexibility needed to adjust for regional differences and changing conditions. In some regions, employees have been able to return to their work sites. Other regions, including most of EMEA, India and South America, remain on work-from-home protocols for non-essential personnel.

Human Capital Management - Ashland’s global workforce is foundational to its success. The company strives to be a great place to work by being a diverse and inclusive workplace, attracting and developing exceptional global talent, supporting employees’ physical, emotional, and financial wellbeing, and recognizing and rewarding performance. To reach its highest potential as an organization, Ashland is focused on strengthening its performance by building an inclusive culture where everyone belongs and feels inspired to excel.

As of September 30, 2021, Ashland had approximately 4,100 employees who thrive on developing practical, innovative, and simple solutions to complex problems for customers in more than 100 countries. The employees’ global demographics consist of approximately 72% male employees and approximately 28% female employees, and in the U.S., approximately 24% of its employees self-identify as ethnically diverse.

Ashland's global footprint (including Performance Adhesives) is geographically located as follows:

Competitive Pay and Benefits - Ashland is committed to paying its employees in a fair and equitable manner, regardless of race or gender, and has implemented global total rewards tools to promote equitable remuneration. The company provides a total compensation package that is designed to be competitive with the markets in which it competes for talent. Ashland believes employees should be compensated equitably based on performance, skills, and experience. The company’s compensation programs are globally aligned, and, where possible, its total rewards plans include base salary, short and long-term incentives, benefits, financial, and special recognition programs. The company routinely reviews its total rewards practices in the markets in which it operates to ensure its plans allow for the recruitment and retention of the diverse talent it needs to be successful.

Ashland offers a competitive global benefits program to support employees through all life stages. The following benefit plans are available to employees which include plan specific features such as on-site and on-demand resources:

•
Health care benefits including medical, prescription, dental and vision
•
Wellness initiatives:
o
Global EAP (employee assistance program)
o
Flu vaccination resources
•
Paid time off
•
Voluntary benefits
•
Life and accident coverage
•
Disability coverage
•
Retirement plans
•
Tuition reimbursement
•
Business travel accident

Diversity, Equity and Inclusion - Ashland embraces inclusion and diversity as a key business accelerator and actively seeks to strengthen the diversity of its workforce and inclusiveness of its culture. The company focuses significant resources on recruiting, developing, and retaining diverse talent and is committed to actively creating a collaborative environment of innovation that leverages the talents of a diverse global workforce to drive sustainable growth and create value for its shareholders, customers, employees, and the communities in which it operates.

Ashland’s commitment to inclusion and diversity starts at the top with its Board and executive leadership. The company’s board of directors is comprised of nine individuals with diverse experience and credentials, selected for their business acumen and ability to challenge and add value to management. These directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the company with unique insights and fresh perspectives. The demographics of the company’s board of directors is 44% diverse, including females and diverse males. See "Item 10 – Directors, Executive Officers, and Corporate Governance" for further information related to Ashland’s board of directors. The Company’s management is led by its President and Chief Executive Officer and the other members of the Executive Committee (“EC”). The demographics of the EC include 29% women and 43% who identify as ethnically diverse individuals. Further information related to its EC is included under the caption “Information About the company’s Executive Officers” under Item X within Part I of this Form 10-K.

Employee population by gender, September 30, 2021.

Talent Management - Ashland supports life-long learning and the on-going professional development of its workforce. The company invests in its employees with a wide range of internal and external employee development opportunities, enabling them to build meaningful careers. As part of its commitment to professional development, Ashland offers associate’s and bachelor’s undergraduate, graduate, and PhD tuition assistance to eligible employees. Ashland reviews the talent within the organization annually and updates succession plans to identify and develop a leadership pipeline of talent to maintain business operations. The talent management process includes a well-established performance management process that seeks to provide employees on-going feedback to enhance their performance in support of business objectives.

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

COVID-19 Pandemic

The COVID-19 pandemic could have a material adverse effect on Ashland’s business operations, results of operations, cash flows and financial position.

Ashland continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how the pandemic will impact customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has and may create significant volatility, uncertainty and economic disruption, which may materially and adversely affect Ashland’s business operations, cash flows, liquidity and financial position. The extent to which the COVID-19 pandemic continues to impact Ashland will depend on numerous evolving factors and future developments that are difficult to predict, including: the severity of the virus and any related variants; the duration of the outbreak; governmental, business and other actions in response to the pandemic (which could include limitations on Ashland’s operations or mandates to provide products or services); the impact of the pandemic on Ashland’s supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on consumer confidence and spending, customer demand and buying patterns including spending on discretionary categories; the health of and the effect on Ashland’s workforce and its ability to meet staffing needs through the operations and other critical functions, particularly if employees are quarantined as a result of exposure; any impairment in value of tangible or intangible assets which could be recorded as a result of weaker economic conditions; the impact on Ashland’s business and the global economy from governmental actions related to international trade; and the potential effects on internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to employees and business partners, among others. In addition, if the pandemic continues to create disruptions or volatility in the credit or financial markets, or impacts Ashland’s credit ratings, it could adversely affect Ashland’s ability to access capital on favorable terms and continue to meet its liquidity needs, all of which are highly uncertain and cannot be predicted. In addition, Ashland cannot predict the continued impact that the COVID-19 pandemic will have on its customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact Ashland. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A any of which could have a material effect on Ashland. This situation is changing rapidly and additional impacts may arise that Ashland is not aware of currently.

Business Operations, Financial Performance and Growth

Ashland has set aggressive growth goals for its businesses, including increasing sales, cash flow and margins, in order to achieve its long term strategic objectives. Ashland’s successful execution of its growth strategies and business plans to facilitate that growth involves a number of risks.

Ashland has set aggressive growth goals for its businesses in order to meet long term strategic objectives and improve shareholder value. Ashland’s failure to meet one or more of these goals or objectives would negatively impact Ashland’s potential value and its businesses. One of the most important risks is that Ashland might fail to adequately execute its business and growth plans, by optimizing the efficient use of its physical and intangible assets. Aspects of that risk include changes to global economic environment, changes to the competitive landscape, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes, failure to maintain a competitive cost structure and other risks outlined in greater detail in this Item 1A.

Ashland’s pending sale of the Performance Adhesive business is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the sale of the Performance Adhesive business could have a material and adverse effect on Ashland. Even if completed, the Performance Adhesive sale may not achieve the intended benefits.

Ashland has entered into an agreement to sell its Performance Adhesive business to Arkema. The sale, which is targeted for completion in the quarter ended March 31, 2022, is subject to customary closing conditions. Ashland and Arkema may be unable to satisfy such conditions in a timely manner or at all and, accordingly, the Performance Adhesives sale may be delayed or may not be completed. Failure to complete the Performance Adhesives sale could have a material and adverse effect on Ashland, including by delaying its strategic and other objectives relating to the separation of the Performance Adhesive business and adversely affecting Ashland’s plans to use the proceeds from the sale to invest in the growth of core businesses, strengthening its balance sheet, and returning capital to shareholders. Even if the sale is completed, Ashland may not realize some or all of those expected benefits. For example, Ashland may be unable to utilize the proceeds from the sale as anticipated or capture the value it expects from its plans to invest in the growth of its core businesses. Executing the Performance Adhesives sale will require significant time and attention from management, which could divert attention from the management of Ashland’s remaining operations and the pursuit of its business strategies. If the proposed sale is completed, Ashland’s diversification of revenue sources will diminish, and it is possible that its business, financial condition, results of operations and cash flows may be subject to increased volatility as a result.

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

Greater than half of Ashland’s net sales for fiscal 2022 are expected to be to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

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

Ashland’s businesses rely on their IT systems to operate efficiently and in some cases, to operate at all. Ashland employs third parties to manage and maintain a significant portion of its IT systems, including, but not limited to data centers, IT infrastructure, network, client support and end user services, as well as the functions of backing up and securing those systems. A partial or complete failure of Ashland’s IT systems or those of our third parties managing, providing or servicing them for any amount of time more than several hours could result in significant business disruption causing harm to Ashland’s reputation, results of operations or financial condition. In addition, the nature of our businesses, the markets we serve, and the extensive geographic profile of our operations make Ashland a target of cyber security threats. Despite steps Ashland takes to mitigate or eliminate them, cyber security threats in general are increasing and becoming more advanced and could occur as a result of the activity of hackers, employee error or employee misconduct. A breach of our IT systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations which could adversely affect Ashland’s relationships with business partners and harm our brands, reputation, and financial results.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of September 30, 2021, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 81 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, employment matters and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of Ashland’s current executive officers, their ages and their positions and offices during the last five years.

GUILLERMO NOVO (age 59) is Chairman and Chief Executive Officer of Ashland Global Holdings Inc. since December 31, 2019. Mr. Novo has served as a director of Ashland’s Board since May 22, 2019. Most recently, Mr. Novo served as the President and CEO of Versum Materials, Inc., a premier specialty materials company, and was a member of the board of directors. Previously, Mr. Novo served as Executive Vice President, Materials Technologies of Air Products and Chemicals, Inc. (“Air Products”), an industrial gases and related equipment company, from 2014 to 2016. He joined Air Products in September 2012 as Senior Vice President Electronics, Performance Materials, Strategy and Technology. Mr. Novo also served as a director of Bemis Company until May 2019.

J. KEVIN WILLIS (age 56) is Senior Vice President and Chief Financial Officer of Ashland Global Holdings Inc. since September 2016. Mr. Willis held the same positions at Ashland Inc. and served in such capacities since May 2013.

YVONNE WINKLER VON MOHRENFELS (age 55) is Senior Vice President, General Counsel and Secretary of Ashland Global Holdings Inc. since January 2021. Previously, Ms. Winkler von Mohrenfels served as Deputy General Counsel with Ashland from June 2020 to December 2020; Assistant General Council from February 2019 to May 2020; Senior Group Council from August 2016 to February 2019; Group Council from October 2014 to July 2016 and Senior Council from August 2011 to September 2014.

XIAOLAN WANG (age 57) is Senior Vice President and General Manager, Personal Care & Household of Ashland Global Holdings Inc. since February 2020. Most recently, Dr. Wang served as Senior Vice President and General Manager, Business Line Interface and Performance from January 2019 to January 2020 and Senior Vice President and General Manager, Business Line Household Care from April 2016 to December 2018 of Evonik Nutrition & Care at Evonik Industries AG. Previously, Dr. Wang served as Senior Vice President of Evonik Nutrition & Care Asia North from January 2015 to March 2016 and Senior Vice President of Evonik Consumer Specialties Asia from July 2013 to December 2014 at Evonik Industries AG.

MIN CHONG (age 50) is Senior Vice President and General Manager, Specialty Additives and Intermediates and Solvents of Ashland Global Holdings Inc. since January 2020. Most recently, Mr. Chong served as Senior Vice President and General Manager, Crosslinkers at Evonik Industries AG/ADR from January 2017 to December 2019. Previously, Mr. Chong served as Vice President and General Manager, Epoxy Curing Agents from January 2015 to December 2017 and Vice President and General Manager, Performance Materials Asia from January 2013 to December 2014 at Air Products & Chemicals, Inc.

ASHOK S. KALYANA (age 49) is Senior Vice President and General Manager, Life Sciences since January 2020. Most recently, Mr. Kalyana was Vice President Business Development and Commercial, APAC at Tate & Lyle Asia Pacific PTE LTD from August 2019 to January 2020. Previously, Mr. Kalyana was the APAC Business Director, Coatings from November 2015 to July 2019 and Global Marketing Director, Coatings from January 2014 to November 2019 at Dow Chemical Co.

OSAMA M. MUSA (age 53) is Senior Vice President and Chief Technology Officer of Ashland Global Holdings Inc. since November 2018. Previously, Dr. Musa served as Vice President, ASI Technology from November 2014 to November 2018 and Vice President, Technology and Innovation of Ashland from August 2012 until November 2014.

ERIC N. BONI (age 52) is Vice President, Finance and Principal Accounting Officer of Ashland Global Holdings Inc. since January 2020. Previously, Mr. Boni served as Vice President, Finance from January 2019 to January 2020 and Vice President, Finance and Treasurer from September 2016 to January 2019 of Ashland Global Holdings Inc. Mr. Boni served as Vice President and Treasurer of Ashland Inc. from December 2011 to September 2016.

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

At October 31, 2021, there were approximately 9,392 holders of record of Ashland’s Common Stock. Ashland Common Stock is listed on the NYSE (ticker symbol ASH) and has trading privileges on Nasdaq.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2016	2017	2018	2019	2020	2021
Ashland	100	111	144	134	126	160
S&P MidCap 400†	100	117	134	131	128	185
Peer Group - Materials	100	121	126	127	140	180

The peer group consists of the following industry indices:

•
Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2021, this peer group consisted of 55 companies.

Purchase of Company Common Stock

Share repurchase activity during the three months ended September 30, 2021 was as follows:

Q4 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2021 to July 31, 2021	—	$—	—	$800
August 1, 2021 to August 31, 2021	—	—	—	800
September 1, 2021 to September 30, 2021 (b)	3,922,423	114.73	3,922,423	350
Total	3,922,423		3,922,423	350

(a) During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. The Company's stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. On September 2, 2021 Ashland entered into a $450 million accelerated share repurchase agreement with JP Morgan Chase Bank, NA with an initial delivery of 3.9 million Ashland shares. The repurchase amount is part of the Board approved stock repurchase program. The agreement is scheduled to terminate no later than March 31, 2022, but may terminate sooner under certain circumstances. As of September 30, 2021, $350 million remains available for repurchase under this authorization.

(b) Final average price paid per share, including commission, will be determined upon completion of the accelerated share repurchase.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-43.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Quantitative and Qualitative Disclosures about Market Risk on page M-43.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Ashland presented in this annual report on Form 10-K are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2021, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Internal Control over Financial Reporting - See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Reports of the Independent Registered Public Accounting Firm on pages F-3 and F-4.

Changes in Internal Control over Financial Reporting – During fiscal 2021, Ashland completed its purchase of Schülke. Although management believes appropriate internal controls and procedures have been maintained, Schülke's controls and procedures for the recording, processing and summarizing of financial information have not been fully evaluated by Ashland's management as of September 30, 2021. Otherwise, there have been no changes in Ashland’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 18, 2021, the Board of Directors of Ashland approved an updated Form of Chief Executive Officer Change in Control Agreement (Form of CEO CIC Agreement) attached hereto as Exhibit 10.69 and incorporated herein by reference. On November 19, 2021, Mr. Guillermo Novo, Chairman and Chief Executive Officer of Ashland signed a new change in control agreement substantially in the form of the Form of CEO CIC Agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is hereby incorporated by reference the information to appear under the caption “Proposal One - Election of Directors” in Ashland’s Proxy Statement, which will be filed with the SEC within 120 days after September 30, 2021. See also the list of Ashland’s executive officers and related information under “Information About Our Executive Officers” in Part I - Item X in this annual report on Form 10-K.

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

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2021.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	773,591	(1)	$62.14	(2)	10,345,170	(3)
Equity compensation plans not approved by security holders	50,362	(4)	—		1,283,036	(5)
Total	823,953		$62.14	(2)	11,628,206

(1) This figure includes 169,024 net shares that could be issued under stock-settled SARs under the Amended and Restated 2011 Ashland Inc. Incentive Plan (“2011 Incentive Plan”), 264,639 net shares that could be issued under stock-settled SARs, 7,175 net shares that could be issued under stock-settled SARs, 9,240 shares that could be issued under stock-settled restricted stock units under the Amended and Restated 2015 Ashland Global Holdings Inc. Incentive Plan (“2015 Incentive Plan”), 66,239 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (the “2018 Omnibus Plan”), based upon the closing price of Ashland Common Stock on the NYSE as of September 30, 2021 of $89.12. Additionally, this figure includes 78,262 performance units for the fiscal 2018-2020 performance period payable in Ashland Common Stock under the 2015 Incentive Plan, 2,460 performance units for the fiscal 2019-2021 performance period payable in Ashland Common Stock under the 2018 Omnibus Plan and 158,905 performance units for the fiscal 2020-2022 performance period payable in Ashland Common Stock under the 2018 Omnibus Plan, estimated assuming target performance is achieved. Also included in the figure are 17,647 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees payable in Ashland Common Stock upon termination of employment or service with Ashland.

(2) The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock, and performance share units and restricted stock units which may be distributed under the 2011 Incentive Plan, the 2015 Incentive Plan and the 2018 Omnibus Plan, as described in footnotes (1) and (4) in this table.

(3) This figure includes 6,744,296 available for issuance under the Ashland Global Holdings Inc. 2021 Omnibus Plan, 122,374 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees (closed) and 369,766 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors (closed). Under the 2018 Incentive Plan, full-value awards, which include all awards other than stock options and SARs, reduce the share reserve on a 2-to-1 basis. The remaining balance of shares available for grant under the 2018 Omnibus Plan are now available for grant under the 2021 Omnibus Plan and are included in the numbers of shares available for issuance under the 2021 Omnibus Plan. This figure also includes 80,311 shares available for issuance under the 2006 Incentive Plan, 2,564,522 shares available for issuance under the 2011 Incentive Plan and 463,901 shares available for issuance under the 2015 Incentive Plan; however, these plans are closed for new issuances and the only shares remaining to be issued are shares paid in lieu of dividends and for the 2015 Incentive Plan, shares to be issued for unvested performance units and restricted stock units.

(4) This figure includes 38,382 shares to be issued under the Deferred Compensation Plan for Employees (2005), which is described in the “Non-Qualified Deferred Compensation-Ashland Employees’ Deferral Plan” section of Ashland’s proxy statement, and 11,980 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), which is described in the “Compensation of Directors” section of Ashland’s proxy statement, payable in Ashland Common Stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

(5) This figure includes 618,766 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 664,270 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

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

2.8	–

Master Asset Purchase Agreement, dated January 18, 2021, entered into by and between Schülke & Mayr GmbH, ISP Marl Holdings and Ashland Industries Europe GmbH (filed as Exhibit 2.1 to Ashland’s Form 8-K filed on January 22, 2021 (SEC File No.333-211719) and incorporated herein by reference).

2.9	–

Amendment Agreement to the Master Purchase Agreement regarding the acquisition of the Personal Care Business of Schülke & Mayr GmbH dated April 29, 2021, filed as Exhibit 2.2 to Ashland’s Form 10-Q filed on July 29, 2021 (SEC File No.333-211719) and incorporated herein by reference).

2.10	–

Purchase and Sale Agreement, dated as of August 30, 2021, between Ashland LLC and Arkema, filed as Exhibit 2.1 to Ashland’s Form 8-K filed on August 31, 2021 (SEC File No.333-211719) and incorporated herein by reference).

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

4.16	–

Indenture dated August 18, 2021, among Ashland LLC, Ashland Global Holdings Inc. and U.S. Bank National Association, as trustee, in respect of the Notes due 2031 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on August 18, 2021 (SEC File No. 333-211719), and incorporated herein by reference.)

The following Exhibits 10.1 through 10.59 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

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

Letter Agreement by and between Ashland Global Holdings Inc. and Peter J. Ganz, dated May 19, 2020 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 22, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

10.51	–

Consulting Agreement by and between Ashland Global Holdings Inc. and Peter J. Ganz, dated May 19, 2020 (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on May 22, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

10.52	–

Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.53	–	Form of Stock-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.54	–	Form of Restricted Share Award Agreement (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.55	–	Form of Stock Appreciation Rights Award Agreement (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.56	–	Form of Performance Unit Award Agreement (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.57	–	Form of Cash-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.58	–

Separation Agreement and General Release between Peter S. Ganz and Ashland LLC, effective as of December 31, 2020 (filed as Exhibit 10.3 to Ashland’s Form 10-Q filed on February 4, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.59	–

Separation Agreement and General Release between Keith Silverman and Ashland LLC, effective as of November 30, 2020 (filed as Exhibit 10.4 to Ashland’s Form 10-Q filed on February 4, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.60	–

Second Amended and Restated Purchase and Sale Agreement, dated March 17, 2021, by and among Ashland LLC and Ashland Specialty Ingredients G.P., as originators, Ashland LLC, as initial servicer, and CVG Capital III LLC, as purchaser (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 18, 2021 (SEC File No.333-211719) and incorporated herein by reference).

10.61	–

Receivables Purchasing Agreement, dated March 17, 2021, by and among CVG Capital III LLC, PNC Bank, National Association, as administrative agent, PNC Bank Capital Markets LLC, as structuring agent, Ashland LLC, as initial servicer, and certain other persons from time to time party thereto (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on March 18, 2021 (SEC File No.333-211719) and incorporated herein by reference).

10.62	–	Ashland Global Holdings Inc. Senior Leadership Severance Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.63	–

Form of Cash Settled Restricted Stock Equivalent Award Agreement for Non-U.S. Participants under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.64	–

Form of Cash Settled Performance Unit Award Agreement for Non-U.S. Participants under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.65	–

Form of Stock Settled Performance Unit Agreement for U.S. Employees under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.66	–

Form of Restricted Stock Unit Agreement for U.S. Employees under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.67	–

Form of Stock-Settled Performance Unit Agreement for (Germany) under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.68	–

Form of Restricted Stock Unit Agreement for (Germany) under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.69**	–	Form of Chief Executive Officer Change in Control Agreement

10.70	–

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

10.71	–

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

10.72	–

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

10.73	–

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

10.74	–

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

10.75	–

Assumption Agreement dated September 20, 2016, by and between Ashland Global Holdings Inc. and Ashland Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.76	–

Separation Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.77	–

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

10.80	–

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

10.81	–

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

10.82	–

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

10.83	–

Master Confirmation – Uncollared Accelerated Share Repurchase, dated May 6, 2019, between Ashland Global Holdings Inc. and Goldman Sachs (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 7, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

10.84	–

Master Confirmation - Uncollared Accelerated Share Repurchase, dated September 2, 2021, between Ashland Global Holdings Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 7, 2021 (SEC File No. 333-211719), and incorporated herein by reference.)

21**	–	List of Subsidiaries.

23.1**	–	Consent of Ernst & Young LLP.

23.2**	–	Consent of Gnarus Advisors LLC

24**	–	Power of Attorney.

31.1**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		Inline XBRL Instance Document.

101.SCH*		Inline XBRL Taxonomy Extension Schema Document.

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for years ended September 30, 2021, 2020 and 2019; (ii) Consolidated Balance Sheets at September 30, 2021 and 2020; (iii) Statements of Consolidated Equity at September 30, 2021, 2020 and 2019; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.

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
By:
/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer
Date: November 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 22, 2021.

Signatures	Capacity
/s/ Guillermo Novo	Chairman of the Board, Chief Executive Officer and Director
Guillermo Novo	(Principal Executive Officer)
/s/ J. Kevin Willis	Senior Vice President and Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)
/s/ Eric N. Boni	Vice President, Finance and Principal Accounting Officer
Eric N. Boni	(Principal Accounting Officer)

*	Director
Brendan M. Cummins
*	Director
William G. Dempsey
*	Director
Jay V. Ihlenfeld
*	Director
Wetteny Joseph
*	Director
Susan L. Main
*	Director
Jerome A. Peribere
*	Director
Ricky C. Sandler
*	Director
Janice J. Teal

*By:	/s/ Yvonne Winkler von Mohrenfels
Yvonne Winkler von Mohrenfels
Attorney-in-Fact

Date:	November 22, 2021

This page intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2021, 2020 and 2019.

Effect of Recent Accounting Pronouncements and SEC Regulations

In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information”. The SEC adopted these amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the requirement for Selected Financial Data was eliminated, the requirement to disclose Supplementary Financial Information was streamlined, and Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”) were amended. These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants.

This release was effective for Ashland on August 9, 2021. As a result, Ashland applied the required amendments where applicable to form 10-K for its fiscal year ended September 30, 2021.

BUSINESS OVERVIEW

Ashland profile

Ashland is a premier global leader in providing specialty materials to customers in a wide range of consumer and industrial markets including architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 4,100 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 68% in 2021 and 67% in 2020 and 2019. Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2021	2020	2019
North America (a)	32%	33%	33%
Europe	36%	36%	36%
Asia Pacific	23%	22%	22%
Latin America & other	9%	9%	9%
	100%	100%	100%

(a) Ashland includes only U.S. and Canada in its North American designation.

Reportable segments

On August 31, 2021, Ashland announced its agreement with Arkema, a French société anonyme, to sell its Performance Adhesive business for the sum of $1.65 billion. The transaction is expected to close by the March 2022 quarter end, subject to closing conditions. Ashland expects net proceeds from the sale to be approximately $1.2 to $1.3 billion, with the aim of using the proceeds to invest in the growth of the other reportable core businesses as well as to optimize its balance sheet and reward shareholders. The expected divestiture represents a strategic shift in Ashland's business and qualifies as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows related to Performance Adhesives have been classified as discontinued operations for all periods presented within the Consolidated Financial Statements.

As a result, Ashland’s reportable segments include Life Sciences, Personal Care & Household, Specialty Additives and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the year ended September 30 were as follows:

Sales by Reportable Segment	2021	2020	2019
Life Sciences	35%	35%	35%
Personal Care & Household	28%	31%	30%
Specialty Additives	31%	29%	30%
Intermediates and Solvents	6%	5%	5%
	100%	100%	100%

KEY DEVELOPMENTS

Business Results

Ashland’s net income was $220 million ($173 million income from continuing operations and $47 million income from discontinued operations) in 2021 compared to a loss of $508 million ($555 million loss from continuing operations and $47 million income from discontinued operations) in 2020. Results for Ashland’s continuing operations for 2021 and 2020 were impacted by restructuring costs and environmental reserve adjustments. Additionally, the current year included $17 million of debt restructuring costs, $13 million restructuring related impairment charges, and inventory adjustments. The prior year was affected by a non-cash goodwill impairment charge of $530 million, debt restructuring costs of $67 million and inventory control measures costs of $51 million. Discontinued operations were primarily driven by the change in results of the Performance Adhesives business, the Composites business, and the Marl facility between periods, including associated gains as a result of business dispositions. Ashland’s Adjusted EBITDA is $495 million for the current year compared to $449 million in the prior year (see U.S. GAAP reconciliation under consolidated review). The $46 million increase in Adjusted EBITDA was primarily due to improved pricing, favorable foreign currency exchange and lower selling, general and administrative expenses as a result of cost reduction programs. These increases were partially offset by challenges in shipping, logistics and packaging procurement as well as unplanned plant shutdowns, primarily associated with winter storms.

Uncertainty relating to the COVID-19 pandemic

Ashland continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact customers, employees, suppliers, vendors, business partners and distribution channels. Ashland is unable to predict the impact that the COVID-19 pandemic will have on its future financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus and any variants, the duration of the outbreak, governmental, business or other actions, impacts on Ashland’s supply chain, the effect on customer demand, or changes to Ashland’s operations. The health of Ashland’s workforce and its ability to meet staffing needs throughout the critical functions cannot be predicted and is vital to operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, Ashland cannot predict the impact that the COVID-19 pandemic will have on its customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact Ashland.

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. This includes the execution of shelter in place, social distancing and deep cleaning process requirements. Through the balance of fiscal year 2021, Ashland has not experienced any additional major operating surprises beyond the initial impact of the COVID-19 pandemic, maintained a robust supply chain in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. The life sciences and personal care & household businesses showed resiliency in the face of difficult economic circumstances. The specialty additives business and the intermediates and solvents business results improved primarily due to increased product demand as countries began to ease pandemic related restrictions across the globe during 2021. Ashland’s overall liquidity remains strong and Ashland is more than able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

The situation surrounding the COVID-19 pandemic remains fluid, and Ashland is actively managing its response in collaboration with customers, government officials, team members and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A, Risk Factors in this report, which is incorporated herein by reference.

Other significant items

Performance Adhesives

In May 2021, Ashland announced a strategic review of its Performance Adhesives business unit. On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell substantially all of the assets and liabilities of its Performance Adhesives segment in a transaction valued at $1.65 billion. The transaction is expected to close prior to the end of the March 2022 quarter, contingent on certain customary regulatory approvals, standard conditions and completion of required employee information and consultation processes. Since this transaction represents a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the statement of Consolidated Comprehensive Income (Loss) and Statements of Consolidated Cash Flows. See Note C of the Notes to the Consolidated Financial Statements for more information. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $15 million, $20 million, and $21 million during the twelve months ended September 30, 2021, 2020, and 2019, respectively. Ashland is currently implementing plans to eliminate these costs.

Renewable annual trust for environmental remediation

On September 8, 2021, Ashland established a renewable annual trust for environmental remediation "Environmental trust" that Ashland determined is restricted for ongoing and future environmental remediation and related litigation costs. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $10 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2021. As of September 30, 2021, the funds within the Environmental trust had a balance of $88 million and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits.

Stock repurchase program

In September 2021, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The program is expected to terminate by March 2022, resulting in a final share repurchase transaction.

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

The all-cash purchase price of Schülke was $312 million. Ashland incurred acquisition related transaction costs of $4 million during fiscal 2021 which are recorded within the net income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss). Within this same caption, Ashland recognized income of $1 million during fiscal

2021 associated with foreign currency derivative and gains on foreign exchange contracts entered into to mitigate the exposure of the Euro denominated purchase price.

Operational business model changes and restructurings

As previously disclosed, during the second quarter of fiscal year 2020, Ashland changed the manner in which it manages the business moving from a functionally led to a business led organization. This new business-centric operational model required redesign of core operating systems and processes leading to a realignment in both the selling, general and administrative and research and development costs (SARD) associated with each business. In addition to the realignment of SARD, a productivity review with a focus on cost of goods sold (COGS) was also initiated. Based on these initiatives, Ashland is currently targeting the following savings:

•
$50 million of incremental SARD cost savings
•
$50 million of incremental COGS productivity savings

As of September 30, 2021, Ashland achieved approximately 96% of its target run-rate cost savings, representing $97 million in annualized run-rate savings under these initiatives. Ashland expects to be substantially complete with these initiatives by the end of calendar year 2021.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Net income

Ashland’s net income (loss) is primarily affected by results within operating income, net interest and other financing expense, other net periodic benefit income (expense), net income (loss) on acquisitions and divestitures, income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Key financial results for 2021, 2020 and 2019 included the following:

•
Ashland’s net income/loss amounted to income of $220 million in 2021, loss of $508 million in 2020 and income of $505 million in 2019, or income of $3.59, a loss of $8.39 and income of $8.15 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in income of $47 million, $47 million and $544 million during 2021, 2020 and 2019, respectively.
•
Results from continuing operations, which excludes results from discontinued operations, amounted to income of $173 million for fiscal 2021, and losses of $555 million and $39 million in 2020 and 2019, respectively. Fiscal 2020 includes a non-cash goodwill impairment charge of $530 million.
•
The effective income tax was an income tax benefit rate of 28% for 2021, income tax benefit rate of 4% for 2020, and income tax expense rate of 333% for 2019, which were significantly impacted by certain tax specific key items and tax discrete items.
•
Ashland incurred pretax net interest and other expense of $56 million, $119 million and $99 million during 2021, 2020 and 2019, respectively. This includes charges for $16 million and $59 million for debt refinancing costs during fiscal 2021 and 2020, respectively, and $1 million and $8 million for accelerated debt issuance costs during 2021 and 2020, respectively, as well as gains of $21 million, $20 million and $7 million on restricted investments during 2021, 2020 and 2019, respectively.
•
Other net periodic benefit expense totaled $1 million, and income of $3 million and $6 million during 2021, 2020 and 2019, respectively.
•
Net income/loss on acquisitions and divestitures totaled income of $11 million and $2 million during 2021 and 2020, respectively, and a loss of $2 million in 2019.

•
Operating income/loss amounted to income of $181 million, a loss of $463 million, and income of $86 million in 2021, 2020 and 2019, respectively. Fiscal 2020 included a non-cash goodwill impairment charge of $530 million.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Operating income/loss was income of $181 million in 2021 compared to a loss of $463 million and income of $86 million in 2020 and 2019, respectively. The current and prior years’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements company-wide cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note E in the Notes to Consolidated Financial Statements for further information on the restructuring activities.
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
•
Inventory adjustments – During 2021, Ashland recorded non-cash charges related to the fair value adjustment of inventory acquired from Schülke at the date of acquisition during the current year. During 2020, Ashland incurred charges associated with a program to reduce overall inventory levels as part of a working capital efficiency program. While successful in managing inventory levels, these actions resulted in increased expense primarily related to abnormal production variances due to plant shutdowns.
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
•
Accelerated depreciation – As a result of various restructuring activities at certain office facilities and manufacturing plants, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during 2019. See Note G of the Notes to Consolidated Financial Statements for more information.
•
Proxy costs – Ashland incurred significant consulting and other costs associated with the 2019 Annual Meeting of Stockholders and agreement with the Cruiser Group (as defined in the agreement) during 2019.
•
Asset impairments – Ashland recognized impairment charges to certain assets during 2021 and 2019. See Note E of the Notes to Consolidated Financial Statements for more information.
•
Tax indemnity expense – During 2019, Ashland recorded an adjustment to a tax indemnity receivable that was associated with the acquisition of Pharmachem.
•
Unplanned plant shutdowns – During 2019, Ashland incurred costs related to temporary shutdowns for the Specialty Additives Parlin facility as a result of force majeure contract issues.

Operating income/loss for 2021, 2020 and 2019 included depreciation and amortization of $244 million, $235 million and $277 million, respectively (which includes accelerated depreciation of $39 million for 2019).

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Net income/loss on divestitures – Ashland recorded income of $11 million during 2021 and a loss of $3 million during 2019. This includes $3 million of expense relating to the Schülke acquisition and a $14 million gain related to the sale of a Specialty Additives facility during 2021.
•
Loss/gain on pension and other postretirement plan remeasurements - Ashland recognized actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. See Note M of the Notes to Consolidated Financial Statements for more information.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the years ended September 30, 2021, 2020 and 2019.

				2021	2020
(In millions)	2021	2020	2019	change	change
Sales	$2,111	$2,016	$2,148	$95	$(132)

The following table provides a reconciliation of the change in sales between fiscal years 2021 and 2020 and between fiscal years 2020 and 2019.

(In millions)	2021 change	2020 change
Volume	$(3)	$(85)
Pricing	20	(20)
Currency exchange	46	(10)
Plant realignment	—	(17)
Acquisition	32	—
Change in sales	$95	$(132)

Sales for 2021 increased $95 million, or 5%, compared to 2020. The acquisition of Schülke within the Personal Care and Household reportable segment, product pricing and foreign currency exchange increased sales by $32 million, $20 million and $46 million, respectively. These increases were partially offset by unfavorable volume, which decreased sales by $3 million.

Sales for 2020 decreased $132 million, or 6%, compared to 2019. Unfavorable volume, due primarily to lower industrial demand reflecting the impact of the COVID-19 pandemic, product pricing, foreign currency exchange and plant realignment decreased sales by $85 million, $20 million, $10 million and $17 million, respectively.

				2021	2020
(In millions)	2021	2020	2019	change	change
Cost of sales	$1,441	$1,417	$1,497	$24	$(80)
Gross profit as a percent of sales	31.7%	29.7%	30.3%

Fluctuations in cost of sales are driven primarily by the effects of challenges in shipping and logistics in the current year and lower industrial demand across the globe reflecting the impact of the COVID-19 pandemic in the prior year, raw material prices, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2021 and 2020 and between fiscal years 2020 and 2019.

(In millions)	2021 change	2020 change
Volume	$5	$(51)
Plant realignment/closure costs	—	(67)
Price/mix	(7)	(55)
Currency exchange	22	(6)
Operating costs	(16)	99
Acquisition	20	—
Change in cost of sales	$24	$(80)

Cost of sales for 2021 increased $24 million compared to 2020. Foreign currency exchange, the Schülke acquisition, and lower volume increased cost of sales by $22 million, $20 million, and $5 million, respectively. These increases were partially offset by the impact of lower price/mix and lower costs, including the winter storm impact of $11 million, which decreased cost of sales by $7 million and $16 million, respectively.

Cost of sales for 2020 decreased $80 million compared to 2019. Plant realignment/closure costs, price/mix, volume, due primarily to lower industrial demand reflecting the impact of the COVID-19 pandemic, and foreign currency exchange decreased cost of sales by $67 million, $55 million, $51 million, and $6 million, respectively. Those decreases were partially offset by higher operating costs which increased cost of sales by $99 million primarily as a result of inventory control measures taken during the fourth quarter of fiscal 2020.

				2021	2020
(In millions)	2021	2020	2019	change	change
Selling, general and administrative expense	$358	$400	$426	$(42)	$(26)
As a percent of sales	17.0%	19.8%	19.8%

Selling, general and administrative expense for 2021 decreased $42 million compared to 2020, while expenses as a percent of sales decreased 2.8 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2020 were:

•
$45 million and $36 million in net environmental-related expenses during 2021 and 2020, respectively (see Note N for more information);
•
$10 million and $58 million of key items for severance, lease abandonment and other restructuring costs during 2021 and 2020, respectively;
•
$15 million and $20 million of stranded divestiture costs during 2021 and 2020, respectively;
•
$10 million related to a capital project impairment during 2021; and
•
Unfavorable currency exchange of $7 million and lower variable compensation expense.

Selling, general and administrative expense for 2020 decreased $26 million compared to 2019, with expenses as a percent of sales remaining constant. Key drivers of the fluctuation in selling, general and administrative expense compared to 2019 were:

•
$36 million and $27 million in net environmental-related expenses during 2020 and 2019, respectively (see Note N for more information);
•
$58 million and $43 million of key items for restructuring, separation and other costs during 2020 and 2019, respectively;
•
$4 million of consulting and other costs associated with the proxy contest during 2019;
•
$20 million, and $21 million of stranded divestiture costs during 2020 and 2019, respectively;
•
Favorable currency exchange of $6 million; and

•
Achieved cost savings during 2020 from restructuring programs initiated in 2020 and 2019, which represents a substantial portion of the 2020 decline from 2019.

				2021	2020
(In millions)	2021	2020	2019	change	change
Research and development expense	$50	$56	$58	$(6)	$(2)

Research and development expense decreased $6 million in 2021 compared to 2020 as a result of achieved cost savings and other costs compared to the prior year. In 2020, the $2 million decrease compared to 2019 was primarily due to the overall company-wide cost reduction program.

				2021	2020
(In millions)	2021	2020	2019	change	change
Intangibles amortization expense	$90	$84	$85	$6	$(1)

Amortization expense increased by $6 million in 2021 compared to 2020 primarily due to the amortization of intangible assets associated with the Schülke acquisition.

				2021	2020
(In millions)	2021	2020	2019	change	change
Equity and other income	$9	$8	$4	$1	$4

Other income's increase in 2021 and 2020 over 2019 was primarily related to a gain on sale of excess corporate property of roughly $4 million in 2021 and a liquidation gain of $3 million in 2020.

				2021	2020
(In millions)	2021	2020	2019	change	change
Goodwill impairment	$—	$530	$—	$(530)	$530

Ashland recorded an impairment charge of $530 million in 2020. See Note H Goodwill and Other Intangibles for additional information.

				2021	2020
(In millions)	2021	2020	2019	change	change
Net interest and other expense (income)
Interest expense	$69	$88	$114	$(19)	$(26)
Interest income	(1)	(1)	(2)	—	1
Loss on the accounts receivable sale program	1	—	—	1	—
Loss on early retirement of debt	16	59	—	(43)	59
Loss (income) from restricted investments	(33)	(30)	(17)	(3)	(13)
Other financing costs	4	3	4	1	(1)
	$56	$119	$99	$(63)	$20

Net interest and other expense decreased by $63 million in 2021 compared to 2020. Interest expense decreased by $19 million due to lower average debt levels, lower cost of debt related to the debt restructuring activity during 2020 and lower accelerated debt issuance costs and original issuance discount costs of $7 million in 2021 compared to 2020. Ashland incurred $16 million of debt refinancing costs during 2021 compared to $59 million during 2020. See Note I for more information on the refinancing activity. The investment securities income of $33 million in 2021 compared to $30 million in 2020 represents investment income related to restricted investments discussed in Note F of the Notes to the Consolidated Financial Statements.
Net interest and other expense increased $20 million in 2020 compared to 2019. Interest expense decreased by $26 million due to lower average debt levels and lower cost of debt related to the debt restructuring activity during 2020. The decreases were partially offset by $8 million of accelerated debt issuance costs and original issuance discount costs in 2020. Ashland incurred $59 million of debt refinancing costs during 2020. See Note I for more information on the refinancing activity. The investment securities income of $30 million in 2020 compared to $17 million in 2019 represents investment income related to restricted investments discussed in Note F of the Notes to the Consolidated Financial Statements

				2021	2020
(In millions)	2021	2020	2019	change	change
Other net periodic benefit income (expense)	$(1)	$3	$6	$(4)	$(3)

Other net periodic benefit expense during 2021 primarily included interest cost of $8 million and a $1 million loss on pension and other postretirement plan remeasurements, offset by expected return on plan assets of $8 million.

Other net periodic benefit income during 2020 primarily included interest cost of $9 million, offset by expected return on plan assets of $11 million and a $1 million gain on pension and other postretirement plan remeasurements.

Other net periodic benefit income during 2019 primarily included a $10 million loss on pension and other postretirement plan remeasurements, offset by a curtailment gain of $18 million due to the settlement of a non-U.S. pension plan in 2019. Other net periodic benefit income during 2019 also included an $12 million charge for interest cost, partially offset by a $10 million expected return on plan assets.

				2021	2020
(In millions)	2021	2020	2019	change	change
Net income (loss) on acquisitions and divestitures	$11	$2	$(2)	$9	$4

Net income (loss) on acquisitions and divestitures during 2021 primarily relates to a $3 million expense in transaction net costs associated with the personal care acquisition of Schülke, including a gain of $1 million associated with foreign currency derivatives entered into to mitigate the foreign exchange exposure of the purchase price. In addition there was also a $14 million gain related to the sale of a Specialty Additives facility within the current period.

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

				2021	2020
(In millions)	2021	2020	2019	change	change
Income tax expense (benefit)	$(38)	$(22)	$30	$(16)	$(52)
Effective tax rate	(28)%	(4)%	333%

The 2021 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $59 million primarily related to the sale of a Specialty Additives facility and uncertain tax positions.

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

The effective tax rates during 2021, 2020 and 2019 were significantly impacted by the following tax specific key items:

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

The following table is a calculation of the effective tax rate, excluding the impact of these key items:

(In millions)	2021	2020	2019
Income (loss) from continuing operations
before income taxes	$135	$(577)	$(9)
Key items (pre-tax) (a)	56	719	121
Adjusted income from continuing operations
before income taxes	$191	$142	$112

Income tax expense (benefit)	(38)	(22)	30
Income tax rate adjustments:
Tax effect of key items (b)	11	35	16
Tax specific key items: (c)
Deferred tax rate changes	—	—	(2)
One-time transition tax	—	—	(28)
Uncertain tax positions	53	(3)	6
Restructuring and separation activity	13	—	(12)
Other tax reform related activity	(6)	20	1
Total income tax rate adjustments	71	52	(19)
Adjusted income tax expense (benefit)	$33	$30	$11

Effective tax rate, excluding key items (Non-GAAP) (d)	17%	21%	10%

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

(In millions)	2021	2020	2019
Tax effect of key items computed at applicable statutory rate (a)	$11	$35	$16
Tax reform	—	25	(30)
Uncertain tax positions	53	(4)	(9)
Deemed inclusions, foreign dividends and other restructuring	—	(4)	—
Foreign tax credits	—	—	—
Valuation allowance changes	(8)	—	1
State taxes	—	—	(3)
Other items	15	—	6
	$71	$52	$(19)

(a)
Includes impact of $527 million of non-deductible goodwill.

				2021	2020
(In millions)	2021	2020	2019	change	change
Income (loss) from discontinued operations (net of taxes)
Composites and Marl Facility	$—	$4	$94	$(4)	$(90)
Performance Adhesives	64	64	63	—	1
Asbestos-related litigation	(9)	(18)	—	9	(18)
Water Technologies	(3)	—	1	(3)	(1)
Distribution	(5)	(8)	14	3	(22)
Valvoline	3	(24)	—	27	(24)
Gain (loss) on disposal of discontinued operations
Composites/Marl facility	(4)	29	372	(33)	(343)
Water Technologies	1	—	—	1	—
	$47	$47	$544	$—	$(497)

As a result of the divestiture of the Composites segment (including the Maleic business) and Marl facility and the expected divestiture of the Performance Adhesives segment, the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note C for more information on these transactions. In 2021, the sales and pre-tax income included in discontinued operations were $372 million and $83 million, respectively, for the Performance Adhesives segment. In 2020, the sales and pre-tax income included in discontinued operations were $310 million and $74 million for the Performance Adhesives segment, respectively, and $51 million and $9 million for the Composites segment (including the Maleic business) and Marl Facility, respectively. In 2019, the sales and pre-tax income included in discontinued operations were $345 million and $79 million for the Performance Adhesives segment, respectively, and $1,012 million and $118 million for the Composites segment (including the Maleic business) and Marl facility, respectively. In 2020, a $29 million gain on disposal was recorded in the fourth quarter associated with the September 30, 2020 closing of the sale of the Maleic business. In 2019, a $372 million gain on disposal was recorded in the fourth quarter associated with the August 30, 2019 closing of the sale of the Composites business (excluding the Maleic business) and the Marl facility with INEOS.

Asbestos-related activity during 2021, 2020 and 2019 included after-tax net adjustments to the asbestos reserves and receivables of $9 million of expense, $18 million of expense, and zero, respectively, including the adjustments for the annual update.

The activity for Water Technologies and Distribution during 2019 was related to post-closing adjustments.

The Valvoline activity within 2021 and 2020 primarily represents subsequent adjustments that were made in conjunction with the Tax Matters Agreement.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the last three fiscal years ended September 30.

				2021	2020
(In millions)	2021	2020	2019	change	change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$7	$27	$(80)	$(20)	$107
Unrealized gain on commodity hedges	4	—	—	4	—
Pension and postretirement obligation adjustment	—	—	(5)	—	5
	$11	$27	$(85)	$(16)	$112

Total other comprehensive income (loss), net of tax, decreased $16 million in 2021 as compared to 2020 as a result of the following components.

•
In 2021, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $7 million, compared to a gain of $27 million during 2020. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
In 2021, a $4 million unrealized gain on commodity hedges was recorded. See Note F for more information.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $482 million, a loss of $176 million and income of $872 million for 2021, 2020 and 2019, respectively. EBITDA and Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

(In millions)	2021	2020	2019
Net income (loss)	$220	$(508)	$505
Income tax expense (benefit)	(38)	(22)	30
Net interest and other financing expense	56	119	99
Depreciation and amortization (a)	244	235	238
EBITDA	482	(176)	872
(Income) loss from discontinued operations (net of taxes)	(47)	(47)	(544)
Key items included in EBITDA:
Goodwill impairment	—	530	—
Restructuring, separation and other costs (b)	10	58	51
Environmental reserve adjustments	43	34	25
Inventory adjustments	4	51	—
Accelerated depreciation	—	—	39
Proxy costs	—	—	4
Asset impairments	13	—	—
Tax indemnity expense	—	—	6
Unplanned plant shutdowns	—	—	2
Net loss (gain) on acquisitions and divestitures (c)	(11)	—	3
Loss (gain) on pension and other postretirement plan remeasurements	1	(1)	(8)
Total key items included in EBITDA	60	672	122
Adjusted EBITDA (d)	$495	$449	$450

Total key items included in EBITDA	$60	$672	$122
Accelerated amortization of debt issuance costs	1	8	—
Debt refinancing costs (e)	16	59	6
Unrealized gain on securities (f)	(21)	(20)	(7)
Total key items, before tax	$56	$719	$121

(a)
Excludes $39 million of accelerated depreciation during 2019.
(b)
Includes impairments of $8 million during 2019.
(c)
Excludes income of zero, $2 million and $1 million during 2021, 2020 and 2019, respectively, related to ongoing adjustments of previous divestiture transactions.
(d)
Includes $6 million, $4 million and $9 million during 2021, 2020 and 2019, respectively, of net periodic pension and other postretirement costs (income) recognized ratably through the fiscal year. These costs (income) are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and are disclosed in further detail in Note M of the Notes to Consolidated Financial Statements.
(e)
Debt refinancing costs during 2021 included a $16 million loss on early retirement of debt and a $1 million charge for accelerated debt issuance costs. Debt refinancing costs during 2020 included $59 million loss on early retirement of debt. Debt refinancing costs during 2019 included a $6 million debt issuance costs amortization charge for the early repayment of term loans A and B. All debt refinancing costs were recorded within the net interest and other financing expense caption on the Statements of Consolidated Comprehensive Income (Loss). See Note I of the Notes to Consolidated Financial Statements for more information.
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

	2021	2020	2019
Diluted EPS from continuing operations (as reported)	$2.82	$(9.16)	$(0.62)
Key items, before tax:
Goodwill impairment	—	8.75	—
Restructuring, separation and other costs (including accelerated depreciation)	0.16	0.95	1.42
Environmental reserve adjustments	0.70	0.58	0.41
Inventory adjustments	0.07	0.83	—
Proxy costs	—	—	0.07
Asset impairments	0.21	—	—
Tax indemnity expense	—	—	0.10
Unplanned plant shutdowns	—	—	0.03
Net loss (gain) on acquisitions and divestitures	(0.18)	—	0.05
Loss (gain) on pension and other postretirement plan remeasurements	0.02	(0.01)	(0.12)
Unrealized gain on securities	(0.34)	(0.33)	(0.11)
Accelerated amortization of debt issuance costs	0.02	0.13	—
Debt refinancing costs	0.26	0.97	0.09
Key items, before tax	0.92	11.87	1.94
Tax effect of key items (a)	(0.18)	(0.58)	(0.25)
Key items, after tax	0.74	11.29	1.69
Tax specific key items:
Deferred tax rate changes	—	—	0.03
One-time transition tax	—	—	0.44
Uncertain tax positions	(0.87)	0.05	(0.09)
Restructuring and separation activity	(0.21)	—	0.19
Other tax reform related activity	0.10	(0.33)	(0.02)
Tax specific key items (b)	(0.98)	(0.28)	0.55
Total key items	(0.24)	11.01	2.24
Adjusted diluted EPS from continuing operations (non-GAAP)	$2.58	$1.85	$1.62
Amortization expense adjustment (net of tax) (c)	1.17	1.08	1.04
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$3.75	$2.93	$2.66

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20.0%, 21.0% and 23.0% for the years ended 2021, 2020 and 2019, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell substantially all of the assets and liabilities of its Performance Adhesives segment in a transaction valued at $1.65 billion. The transaction is expected to close prior to the end of the March 2022 quarter, contingent on certain customary regulatory approvals, standard conditions and completion of required employee information and consultation processes. Since this transaction represents a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the statement of Consolidated Comprehensive Income (Loss) and Statements of Consolidated Cash Flows. See Note C of the Notes to the Consolidated Financial Statements for more information. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. As a result, Ashland's reportable segments include Life Sciences, Personal Care & Household, Specialty Additives, and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters. The historical segment information has been recast to conform to the current segment structure.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. This includes charges in the current fiscal year for indirect corporate costs previously allocated to Performance Adhesives. These costs are now reflected in Unallocated and Other for all periods presented.

The following table shows sales, operating income, depreciation and amortization and EBITDA by reportable segment for each of the last three years ended September 30.

(In millions)	2021	2020	2019
Sales
Life Sciences	$737	$708	$732
Personal Care & Household	592	615	651
Specialty Additives	655	589	654
Intermediates and Solvents	178	129	160
Intersegment sales (a)	(51)	(25)	(49)
	$2,111	$2,016	$2,148
Operating income (loss)
Life Sciences	$130	$123	$114
Personal Care & Household (b)	73	(296)	85
Specialty Additives (b)	61	(132)	18
Intermediates and Solvents	35	(10)	28
Unallocated and Other	(118)	(148)	(159)
	$181	$(463)	$86
Depreciation expense
Life Sciences	$36	$33	$33
Personal Care & Household	39	41	42
Specialty Additives	66	62	98
Intermediates and Solvents	12	13	10
Unallocated and Other	1	2	5
	$154	$151	$188
Amortization expense (c)
Life Sciences	$28	$27	$28
Personal Care & Household	42	36	37
Specialty Additives	19	19	21
Intermediates and Solvents	1	1	3
Unallocated and Other	—	1	—
	$90	$84	$89
EBITDA (d) (e)
Life Sciences	$194	$183	$175
Personal Care & Household	154	(219)	164
Specialty Additives	146	(51)	137
Intermediates and Solvents	48	4	41
Unallocated and Other	(117)	(145)	(154)
	$425	$(228)	$363

(a) Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.

(b) Includes a fixed asset impairment of $3 million related to Personal Care & Household and a capital project impairment of $10 million related to Specialty Additives for the year ended September 30, 2021.

(c) Includes amortization of $4 million for the year ended September 30, 2019 related to land-use-rights associated with other non-current assets.

(d) Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the

Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

(e) Includes $39 million of accelerated depreciation for the year ended September 30, 2019.

Life Sciences

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, advanced materials and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coating, thickeners, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Nutraceutical solutions include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness. The nutraceutical business also provide custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

2021 compared to 2020

Life Sciences' sales for the current year increased $29 million to $737 million compared to 2020. Favorable currency exchange, favorable volume and favorable pricing increased sales by $14 million, $11 million and $4 million, respectively.

Operating income increased $7 million to $130 million compared to 2020. Favorable foreign currency exchange and higher volume increased operating income $12 million and $3 million, respectively, offset by unfavorable pricing and higher production costs, and environmental reserve adjustments of $14 million, $4 million, and $1 million, respectively. Additionally, there were $11 million of inventory control costs in 2020.

EBITDA for the current year increased $11 million to $194 million compared to 2020. Adjusted EBITDA was flat year over year, while adjusted EBITDA margin decreased 1.0 percentage points in the current period to 26.5%.

2020 compared to 2019

Life Sciences' sales for 2020 decreased $24 million to $708 million compared to 2019. Plant restructuring, unfavorable foreign currency exchange, lower volume and lower pricing reduced sales by $9 million, $6 million, $5 million and $4 million, respectively.

Operating income for 2020 increased $9 million to $123 million compared to 2019. Favorable price/mix and lower production costs contributed increases of $19 million and $3 million, respectively, partially offset by inventory control costs and lower volume of $11 million and $2 million, respectively.

EBITDA for 2020 increased $8 million to $183 million compared to 2019. Adjusted EBITDA increased $20 million to $195 million. Adjusted EBITDA margin increased 3.6 percentage points in 2020 to 27.5%.

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

The following EBITDA presentation for the years ended September 30, 2021, 2020 and 2019, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences.

The key items during year ended September 30, 2021 related to environmental reserve adjustments of $1 million.

The key items during year ended September 30, 2020 related to inventory control measures of $11 million and restructuring costs of $1 million.

	Life Sciences
(In millions)	2021	2020	2019
Operating income	$130	$123	$114
Depreciation and amortization	64	60	61
EBITDA	194	183	175
Restructuring and other costs	—	1	—
Environmental reserve adjustments	1	—	—
Inventory control measures	—	11	—
Adjusted EBITDA	$195	$195	$175

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

On April 30, 2021, Ashland completed the $312 million acquisition of the personal care business from Schülke. The completion of the acquisition is expected to strengthen the profitable growth of the personal care and household segment, enhance the specialty ingredients solutions and expand the biotechnology and microbiology technical competencies.

2021 compared to 2020

Personal Care & Household's sales for the current year decreased $23 million to $592 million compared to 2020. Unfavorable volume and product pricing decreased sales by $64 million and $3 million, respectively. These decreases were partially offset by the Schülke acquisition and foreign currency, which increased sales by $32 million and $12 million, respectively.

Operating income/loss for the current year increased $369 million to income of $73 million compared to 2020. Favorable foreign currency exchange, lower costs, a prior year goodwill impairment and prior year inventory control costs increased operating income by $6 million, $37 million, $356 million and $13 million, respectively. These increases were partially offset by an inventory adjustment related to the Schülke acquisition, lower volume, unfavorable price/mix, a plant restructuring related impairment charge, and storm related unplanned plant shutdown costs which decreased operating income by $4 million, $23 million, $2 million, $3 million, and $11 million, respectively.

EBITDA for the current year increased $373 million to income of $154 million compared to 2020. Adjusted EBITDA increased $11 million to $161 million. Adjusted EBITDA margin increased 2.8 percentage points in the current period to 27.2%.

2020 compared to 2019

Personal Care & Household's sales for 2020 decreased $36 million to $615 million compared to 2019. Lower volume, unfavorable currency exchange, plant restructuring and lower pricing decreased sales by $27 million, $2 million, $2 million and $5 million, respectively. During 2020, sales volumes were impacted by economic circumstances brought on by the COVID-19 pandemic.

Operating income/loss for 2020 decreased $381 million to a loss of $296 million compared to 2019. Goodwill impairments, unfavorable costs, inventory control measures and lower volume decreased operating income by $356 million, $19 million, $13 million and $8 million, respectively. Those decreases were partially offset by favorable price/mix which increased operating income/loss by $15 million.

EBITDA for 2020 decreased $383 million to a loss of $219 million compared to 2019, while Adjusted EBITDA decreased $14 million to income of $150 million. Adjusted EBITDA margin decreased 0.8 percentage point in 2020 to 24.4%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the years ended September 30, 2021, 2020 and 2019, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care & Household.

The key items during year ended September 30, 2021 related to inventory adjustments of $4 million and an asset impairment of $3 million.

The key items during year ended September 30, 2020 related to a goodwill impairment of $356 million and $13 million in inventory control measures.

		Personal Care & Household
(In millions)	2021	2020	2019
Operating income	$73	$(296)	$85
Depreciation and amortization	81	77	79
EBITDA	154	(219)	164
Inventory adjustment	4	—	—
Asset impairment	3	—	—
Goodwill impairment	—	356	—
Inventory control measures	—	13	—
Adjusted EBITDA	$161	$150	$164

Specialty Additives

Specialty Additives is comprised of rheology- and performance-enhancing additives serving the coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum- based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry, and welders.

2021 compared to 2020

Specialty Additives sales for the current year increased $66 million to $655 million compared to 2020. Higher volume, favorable currency exchange, and product pricing increased sales by $44 million, $19 million, and $3 million, respectively.

Operating income/loss for the current year increased $193 million to $61 million compared to 2020. Higher volume, favorable price/mix, foreign currency exchange, a prior year goodwill impairment charge and prior year inventory control costs increased operating income by $12 million, $14 million, $2 million, $174 million and $18 million, respectively. Those improvements were partially offset by higher production costs and a capital project impairment of $17 million and $10 million, respectively.

EBITDA for the current year increased $197 to $146 million compared to 2020, Adjusted EBITDA increased $15 million to $158 million and Adjusted EBITDA margin decreased 0.2 percentage points in 2021 to 24.1%.

2020 compared to 2019

Specialty Additives sales for 2020 decreased $65 million to $589 million compared to 2019. Lower volume, due primarily to lower industrial demand reflecting the impact of the COVID-19 pandemic, unfavorable currency exchange, plant restructuring and lower pricing decreased sales by $52 million, $2 million, $6 million and $5 million, respectively.

Operating income/loss for 2020 year decreased $150 million to a loss of $132 million compared to 2019. Goodwill impairment, inventory control measures, lower volume and increased production costs decreased operating income by $174 million, $18 million, $15 million and $4 million, respectively. Those decreases were partially offset by 2019 plant restructuring/shutdown costs and favorable price/mix of $50 million and $11 million, respectively.

EBITDA for 2020 decreased $150 to a loss of $51 million compared to 2019, while Adjusted EBITDA decreased $7 million to $143 million. Adjusted EBITDA margin increased 1.4 percentage points in 2020 to 24.3%.

EBITDA and adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2021, 2020 and 2019 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives.

The key items during 2021 included $10 million and $2 million related to a capital project impairment and environmental reserve adjustments within Specialty Additives, respectively.

The key items during 2020 included $174 million related to Goodwill impairment, $18 million for inventory control measures and $2 million of environmental reserve adjustments.

The key items during 2019 included $38 million of accelerated depreciation related to a planned facility closure, $10 million of costs related to restructuring activity at certain manufacturing plants, $2 million for an unplanned plant shutdown and $1 million of environmental reserve adjustments for Specialty Additives.

	Specialty Additives
(In millions)	2021	2020	2019
Operating income	$61	$(132)	$18
Depreciation and amortization (a)	85	81	81
EBITDA	146	(51)	99
Restructuring and other costs	—	—	10
Goodwill impairment	—	174	—
Asset impairment	10	—	—
Inventory control measures	—	18	—
Accelerated depreciation	—	—	38
Environmental reserve adjustments	2	2	1
Unplanned plant shutdown	—	—	2
Adjusted EBITDA	$158	$143	$150

(a)
Depreciation and amortization excludes accelerated depreciation of $38 million for the year ended September 30, 2019.

Intermediates and Solvents

Intermediates and Solvents is comprised of the production of 1,4 butanediol (BDO) and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

2021 compared to 2020

Intermediates and Solvents’ sales for 2021 increased $49 million to $178 million compared to 2020 primarily due to higher product pricing, higher volume, and favorable foreign exchange increasing sales $31 million, $17 million, and $1 million, respectively.

Operating income/loss for 2021 increased $45 million to income of $35 million compared to 2020. Pricing/mix, lower production costs, prior year inventory adjustments, and favorable foreign exchange increased operating income by $28 million, $9 million, $9 million, and $1 million, respectively. This increase was partially offset by unfavorable volume which decreased operating income by $2 million.

EBITDA for 2021 increased $44 million to $48 million compared to 2020, while Adjusted EBITDA increased $35 million to $48 million. Adjusted EBITDA margin increased 16.9 percentage points in 2021 to 27.0%.

2020 compared to 2019

Intermediates and Solvents’ sales for 2020 decreased $31 million to $129 million compared to 2019. Lower volume, due primarily to lower industrial demand reflecting the impact of the COVID-19 pandemic, and lower pricing decreased sales by $19 million and $12 million, respectively.

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

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2021, 2020 and 2019 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates and Solvents.

Key items for 2020 included inventory control measures of $9 million. There were no unusual or key items that affected comparability for EBITDA during 2021 or 2019.

	Intermediates & Solvents
(In millions)	2021	2020	2019
Operating income	$35	$(10)	$28
Depreciation and amortization	13	14	13
EBITDA	48	4	41
Inventory control measures	—	9	—
Adjusted EBITDA	$48	$13	$41

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for each of the last three years ended September 30.

	Unallocated and Other
(In millions)	2021	2020	2019
Restructuring activities	$(25)	$(78)	$(108)
Environmental expenses	(40)	(33)	(25)
Legal settlement/reserve	—	(2)	—
Tax indemnity expense	—	—	(6)
Proxy costs	—	—	(4)
Other expenses (primarily governance and legacy expenses)	(53)	(35)	(16)
Total expense	$(118)	$(148)	$(159)

Unallocated and other recorded expense of $118 million, $148 million and $159 million for 2021, 2020 and 2019 respectively. The charges for restructuring activities of $25 million, $78 million and $108 million during 2021, 2020 and 2019, respectively, were primarily comprised of the following items:

•
$10 million, $58 million and $42 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during 2021, 2020 and 2019, respectively;
•
$4 million of impairment related to the planned sale of an office building during 2019;
•
$15 million, $20 million and $62 million of stranded divestiture costs during 2021, 2020 and 2019, respectively;

The remaining items included: $40 million for environmental expenses in 2021, $33 million for environmental expenses and $2 million for legal settlement reserves in 2020, and $25 million for environmental expenses, $6 million for tax indemnity costs and $4 million in proxy defense costs in 2019.

Other expenses between periods were driven by changes in governance and legacy expenses associated with foreign currency, deferred compensation, stock compensation and incentive compensation.

FINANCIAL POSITION

Liquidity

Ashland had $210 million in cash and cash equivalents as of September 30, 2021, of which $183 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued. However, due to the Tax Act enacted in 2018, Ashland may reassess this position as it pertains to future earnings.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in global markets. On March 17, 2021, Ashland terminated its U.S. accounts receivable securitization facility and entered into an agreement with a group of entities to sell certain trade receivables, without recourse, of two U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer. As of September 30, 2021, Ashland has sold $113 million of receivables under this agreement against the buyers’ limit, which was at $125 million at September 30, 2021. During the fourth quarter of Fiscal 2021, Ashland issued new 3.375% Notes in the amount of $450 million, which will mature in 2031, and used part of the proceeds to retire its 4.75% Senior notes, which were due to mature in 2022 for $427 million, including $16 million of premiums paid to the holders of the bond. In January 2020, Ashland renewed and extended its Revolving Credit Agreement through 2025 and issued new 2.00% senior notes in Europe for €500 million which mature in 2028. During the fiscal 2021, Ashland elected to access $225 million on its Revolving Credit Facility, to partially fund an accelerated share repurchase. As of September 30, 2021, Ashland has total remaining borrowing capacity of $356 million available under the Revolving Credit Facility and foreign Accounts Receivable Securitization Facility. Ashland also had an additional $12 million available liquidity under the U.S. Accounts Receivable Sales Program as of September 30, 2021. Ashland has no significant maturities related to our term loans, revolving credit facilities or bonds until fiscal 2025. See Note I for more information.

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

(In millions)	2021	2020	2019
Cash provided (used) by:
Operating activities from continuing operations	$466	$227	$140
Investing activities from continuing operations	(367)	(85)	(111)
Financing activities from continuing operations	(426)	9	(1,149)
Discontinued operations	80	69	1,061
Effect of currency exchange rate changes on cash and cash equivalents	3	2	(3)
Net increase (decrease) in cash and cash equivalents	$(244)	$222	$(62)

Ashland paid income taxes of $1 million during 2021 compared to $91 million in 2020 and $67 million in 2019. Cash receipts for interest income were $1 million in 2021, $1 million in 2020 and $3 million in 2019, while cash payments for interest expense amounted to $62 million in 2021, $77 million in 2020 and $124 million in 2019.

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for 2021, 2020 and 2019, respectively.

(In millions)	2021	2020	2019
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$220	$(508)	$505
Income from discontinued operations (net of tax)	(47)	(47)	(544)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	244	235	277
Original issue discount and debt issuance cost amortization	7	15	13
Deferred income taxes	(26)	(42)	18
Distributions from equity affiliates	1	1	—
Gain from sales of property and equipment	(4)	—	—
Stock based compensation expense - Note P	15	14	21
Excess tax benefits on stock based compensation	2	1	11
Loss on early retirement of debt	16	59	—
Income from restricted investments	(33)	(30)	(17)
Income on acquisitions and divestitures - Notes B and C	(15)	(3)	—
Impairments	13	530	8
Pension contributions	(8)	(6)	(5)
Gain on pension and other postretirement plan remeasurements	1	(1)	(8)
Change in operating assets and liabilities (a)	80	9	(139)
Total cash flows provided by operating activities from continuing operations	$466	$227	$140

(a) Excludes changes resulting from operations acquired or sold.

Cash flows provided by operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $466 million in 2021, $227 million in 2020 and $140 million in 2019.

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

The following details certain changes in key operating assets and liabilities for 2021, 2020 and 2019, respectively.

(In millions)	2021	2020	2019
Cash flows from assets and liabilities (a)
Accounts receivable	$72	$2	$37
Inventories	41	64	(6)
Trade and other payables	3	(46)	(70)
Other assets and liabilities	(36)	(11)	(100)
Change in operating assets and liabilities	$80	$9	$(139)

(a) Excludes changes resulting from operations acquired or sold.

Changes in net working capital accounted for inflows of $116 million in 2021, compared to inflows of $20 million in 2020 and outflows of $39 million in 2019, and were driven by the following:

•
Accounts receivable – Changes in accounts receivable resulted in inflows of $72 million, $2 million, and $37 million in 2021, 2020 and 2019, respectively, and were primarily related $92 million of inflows from the U.S. Accounts Receivable Sales Program and to sales volumes in each period.
•
Inventory – Changes in inventory resulted in cash inflows of $41 million and $64 million in 2021 and 2020 compared to cash outflows of $6 million in 2019 and were primarily driven by inventory management activities, including significant plant shut-downs in the fourth quarter of 2020.
•
Trade and other payables – Changes in trade and other payables resulted in cash inflows of $3 million in 2021, and cash outflows of $46 million and $70 million in 2020 and 2019, respectively, and primarily related to the timing of certain payments.

The remaining cash outflows of $36 million, $11 million and $100 million in 2021, 2020 and 2019, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities such as payments associated with environmental remediation.

Operating Activities - Summary

Operating cash flows for 2021 included income from continuing operations of $173 million and non-cash adjustments of $244 million for depreciation and amortization, $15 million for stock-based compensation expense, $16 million for losses on early retirement of debt, $33 million of income from restricted investments, $15 million of income on acquisitions and divestitures and $13 million for impairment charges.

Operating cash flows for 2020 included loss from continuing operations of $555 million and non-cash adjustments of $530 million for a goodwill impairment charge, $235 million for depreciation and amortization, $59 million loss on early retirement of debt, $15 million original issue discounts and debt issuance cost amortization and $42 million for deferred income taxes. Operating cash flows for 2020 also included non-cash adjustments of $14 million related for stock-based compensation expense and $30 million income from restricted investments.

Operating cash flows for 2019 included loss from continuing operations of $39 million and non-cash adjustments of $277 million for depreciation and amortization and $18 million for deferred income taxes. The adjustment for deferred income taxes during 2019 included the final adjustment related to the enactment of the Tax Act during 2018. Operating cash flows for 2019 also included non-cash adjustments of $21 million for stock-based compensation, $8 million related to asset impairment charges, $8 million of net gains on pension and other postretirement plan remeasurements, $13 million for debt issuance cost amortization, and $17 million income from restricted investments.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(105)	$(133)	$(147)
Proceeds from disposal of property, plant and equipment	5	5	9
Purchase of operations - net of cash acquired	(309)	—	(2)
Proceeds from sale or restructuring of operations	14	9	—
Proceeds from settlement of Company-owned life insurance contracts	91	8	3
Company-owned life insurance payments	(6)	(6)	(3)
Net purchases of funds restricted for specific transactions	(91)	(3)	(7)
Reimbursement from restricted investments	33	35	32
Proceeds from sale of securities	149	21	348
Purchase of securities	(149)	(21)	(348)
Proceeds from the settlement of derivative instruments	1	—	6
Payments for the settlement of derivative instruments	—	—	(2)
Total cash flows used by investing activities from continuing operations	$(367)	$(85)	$(111)
Cash used by investing activities was $367 million in 2021 compared to $85 million and $111 million in 2020 and 2019, respectively. The significant cash investing activities for the current year primarily related to cash outflows of $105 million for capital expenditures and $309 million related to the purchase of the Schülke personal care business. Additionally, there were reimbursements of $33 million from the restricted renewable annual asbestos trust and $14 million of proceeds from the sale of a manufacturing facility as well as post-closing adjustments. During the fourth quarter of fiscal 2021, Ashland liquidated $90 million in company owned life insurance contracts to initiate the environmental trust.

The 2020 year included cash outflows of $133 million for capital expenditures. Additionally, there were reimbursements of $35 million from the restricted renewable annual asbestos trust and $9 million of proceeds from the sale of a manufacturing facility.

The 2019 year included cash outflows of $147 million for capital expenditures. Additionally, there were reimbursements of $32 million from the restricted renewable annual asbestos trust.

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for 2021, 2020 and 2019, respectively.

(In millions)	2021	2020	2019
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$450	$804	$—
Repayment of long-term debt	(411)	(767)	(797)
Premium on long-term debt repayment	(16)	(59)	—
Proceeds from (repayment of) short-term debt	84	115	(78)
Repurchase of common stock	(450)	—	(200)
Debt issuance costs	(6)	(11)	—
Cash dividends paid	(70)	(66)	(64)
Stock based compensation employee withholding taxes paid in cash	(7)	(7)	(10)
Total cash flows provided (used) by financing activities from continuing operations	$(426)	$9	$(1,149)

Cash provided (used) by financing activities was $(426) million for 2021, $9 million for 2020, and $(1,149) million for 2019. Significant cash financing activities for 2021 included $411 million for the full repayment of the 4.750% notes due 2022, $16 million of premiums paid on the retirement of the aforementioned notes, $450 million of proceeds from the issuance of new 3.375% senior notes due 2031, payments of $6 million of new debt issuance costs, and short-term debt of $84 million. See note I for additional information. 2021 also included cash dividends paid of $1.15 per share, for a total of $70 million and common stock repurchases of $450 million.

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

Significant cash financing activities for 2019 included a cash outflow of $797 million for repayments of long-term debt, including $593 million for the full repayment of the term loan B facility, $195 million for the full repayment of the five-year term loan A facility, $5 million for repayments of the Series B – 9.35% Medium Term Notes, $3 million for repayments of the 4.75% Senior Notes due 2022, and $1 million for the 6.875% Senior Notes due 2043. 2019 also included short-term debt net repayments of $78 million related to the revolving credit facility, the accounts receivable securitization facilities and a short-term loan facility. The revolving credit facility and the outstanding balance of the three-year term loan A facility were repaid primarily using cash from repatriations. 2019 also included cash dividends paid of $1.05 per share, for a total of $64 million and common stock repurchases of $200 million.

Cash provided (used) by discontinued operations

The following discloses the cash flows associated with Ashland’s discontinued operations for 2021, 2020 and 2019, respectively.

(In millions)	2021	2020	2019
Cash provided (used) by discontinued operations
Operating cash flows	$94	$(24)	$101
Investing cash flows	(14)	93	960
Total cash provided (used) by discontinued operations	$80	$69	$1,061

Cash flows for discontinued operations in 2021, 2020 and 2019 primarily related to net cash inflows of $88 million related to the Performance Adhesives segment and a $30 million cash inflow for a tax refund associated with the Composites divestiture in 2021; $80 million inflows related to the Performance Adhesives segment, $98 million inflows related to the sale of the Maleic business and $59 million cash outflows for tax payments associated with the sale of the Composites business and Marl facility in 2020; and $81 million inflows related to the Performance Adhesives segment, $1 billion (which includes net proceeds from the completed sale of the Composites business (excluding the Maleic business) and Marl facility of $972 million) related to the divestiture of the Composites business (including the Maleic business) and Marl facility in 2019, respectively. The remaining cash flows for discontinued operations for these years related to other previously divested businesses, including net payments of asbestos and environmental liabilities.

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

	September 30
(In millions)	2021	2020	2019
Cash flows provided by operating activities from continuing operations	$466	$227	$140
Less:
Additions to property, plant and equipment	(105)	(133)	(147)
Free cash flows (a) (b)	$361	$94	$(7)

(a) Included $44 million, $30 million and $61 million of restructuring-related and separation payments during 2021, 2020 and 2019, respectively.

(b) Includes $92 million of cash inflows during 2021 associated with the U.S. Accounts Receivable Sales Program.

At September 30, 2021, working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $792 million, compared to $734 million at the end of 2020. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 62% of current liabilities at September 30, 2021 and 110% at September 30, 2020.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2021, 2020 and 2019.

	September 30
(In millions)	2021	2020	2019
Cash and cash equivalents	$210	$454	$232

Unused borrowing capacity
Revolving credit facility	$356	$500	$752
2018 accounts receivable securitization (foreign)	—	—	—
2012 accounts receivable securitization (U.S.)	—	—	48
Accounts receivable sales program (U.S.)	12	—	—

The borrowing capacity remaining under the $600 million revolving credit facility was $356 million due to an outstanding balance of $225 million and a reduction of $19 million for letters of credit outstanding at September 30, 2021. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facilities and accounts receivable securitization facilities, was $566 million at September 30, 2021 as compared to $954 million at September 30, 2020 and $1,032 million at September 30, 2019. Ashland also had an additional $12 million of liquidity available under the U.S. accounts receivable sales program as of September 30, 2021. For further information, see Note I within the Notes to Consolidated Financial Statements.

Capital resources

Debt

The following summary reflects Ashland’s debt as of September 30, 2021 and 2020.

	September 30
(In millions)	2021	2020
Short-term debt (includes current portion of long-term debt)	$374	$280
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,596	1,573
Total debt	$1,970	$1,853

(a) Includes $17 million and $15 million of debt issuance cost discounts as of September 30, 2021 and 2020, respectively.

During fiscal 2021, Ashland completed the issuance of 3.375% senior unsecured notes due 2031 with an aggregate principal amount of $450 million. Ashland used the net proceeds of the offering to redeem its obligations under the existing 4.750% senior notes due 2022 for a total of $411 million. During fiscal 2020, Ashland entered into a new credit facility, the 2020 Credit Agreement, which was comprised of a $600 million, 5-year credit facility and a $250 million 5-year term loan. Additionally,

Ashland issued new 8-year Senior notes in Europe, for approximately $554 million. The proceeds of these debt issuances were primarily used to tender for $767 million of Senior notes. See Note I for more information.

The current portion of long-term debt was $9 million at September 30, 2021. Debt as a percent of capital employed was 42% at September 30, 2021 and 38% at September 30, 2020. At September 30, 2021, Ashland’s total debt had an outstanding principal balance of $2,027 million, discounts of $40 million and debt issuance costs of $17 million. The scheduled aggregate maturities of long-term debt for the next five fiscal years (including the current portion and excluding debt issuance costs) are as follows: $9 in 2022, $22 million in 2023, $44 million in 2024, $175 million in 2025, and zero in 2026.

Credit Agreements and Refinancing

Note Issuance and existing notes tender

During August 2021, a subsidiary of Ashland, Ashland LLC, completed the issuance of 3.375% senior unsecured notes due 2031 with an aggregate principal amount of $450 million (the 2031 Notes). The 2031 notes are senior unsecured obligations of Ashland LLC and initially guaranteed on an unsecured basis by Ashland Global Holdings Inc. Ashland used the net proceeds of the offering (after deducting initial purchasers' discounts and other fees and expenses) to redeem its obligations under the existing 4.750% senior notes due 2022 described below in debt repayments, and to pay fees and expenses associated therewith.

Ashland incurred $6 million of new debt issuance costs in connection with the 2031 Notes, which is amortized using the effective interest method over the Notes' term and was included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

During January 2020, a subsidiary of Ashland, Ashland Services B.V., completed the issuance of 2.00% senior unsecured notes due 2028 with an aggregate principal amount of €500 million (the 2028 Notes). The 2028 notes are senior unsecured obligations of Ashland Services B.V and initially guaranteed on an unsecured basis by each of Ashland Global Holdings Inc. and Ashland LLC. Ashland used the net proceeds of the offering (after deducting initial purchasers’ discounts and other fees and expenses), together with the proceeds of the new term loan facility and other funds of Ashland LLC or its subsidiaries, to repurchase the existing notes described below in cash tender offers, and to pay fees and expenses associated therewith. Ashland incurred $8 million of new debt issuance costs in connection with the 2028 Notes, which is amortized using the effective interest method over the 2028 Notes’ term.

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

Debt repayments and repurchases

Cash repatriation

During 2021 and 2020, Ashland repatriated approximately $131 million and $576 million (including the proceeds of the 2020 senior notes due 2028), respectively, in cash that was primarily used to repay existing debt, principally portions of the 4.75% senior notes due 2022, the 6.875% senior notes due 2043 and the 6.5% junior notes in 2020 and the TLA Facility and TLB Facility in 2019 (as previously discussed).

2021 Debt repayments and repurchases

Redemption of 4.750% senior notes due 2022

During 2021, Ashland redeemed all of its outstanding 4.750% senior notes due 2022 (the 2022 Notes), of which approximately $411 million were outstanding. Ashland recognized a $1 million charge related to accelerated accretion on debt discounts and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss). Proceeds from the 2031 Notes were used to pay for the redemption.

Total premiums paid for all the tender offers in 2021 noted above were $16 million, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Ashland determined that any receivables transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received a true sale at law and non-consolidation opinions to support the legal isolation of these receivables. Consequently, Ashland accounts for the receivables transferred to buyers as part of this agreement as a sale. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statement of Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the Net interest and other expense (income) caption of the Statement of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a $1 million loss within its Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2021 within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $113 million of sales against the buyer’s limit, which was $125 million at September 30, 2021. Ashland transferred $167 million in receivables to the SPE as of September 30, 2021. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2021 of less than $1 million. As of September 30, 2021, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $432 million, of which $319 million was collected. The difference of $113 million represents the proceeds from new transfers of receivables as of September 30, 2021, of which $21 million related to Performance Adhesives.

2018 foreign accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program originally had a term of two years but was extended to August 2021 in September 2019. During July 2021, the termination date of the program was extended to July 2023. During July 2020, the available funding for qualified receivables under the accounts receivable securitization facility decreased from €115 million to €100 million.

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

At September 30, 2021 and 2020, the outstanding amount of accounts receivable transferred by Ashland to the Purchaser was $152 million and $131 million, respectively, and there were $117 million and $93 million, respectively, of borrowings (denominated in multiple currencies) under the facility. The weighted-average interest rate for this instrument was 0.6% and 1.2% for 2021 and 2020, respectively.

2012 U.S. accounts receivable securitization

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

On March 17, 2021, Ashland terminated its U.S. 2012 Accounts Receivable Securitization facility. The program had no outstanding borrowings at its termination. At September 30, 2020, the outstanding amount of accounts receivable transferred by Ashland to CVG was $151 million. Ashland had $84 million of borrowings under the facility as of September 30, 2020. The weighted-average interest rate for this instrument was 1.8% for 2020.

Other debt

At September 30, 2021 and 2020, Ashland held other debt totaling $83 million and $81 million, respectively, comprised primarily of a European short-term loan facility, the 6.50% notes due 2029 and other notes.

Ashland debt covenants restrictions

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2021, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2020 Credit Agreement) is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled on page M-14. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2021, Ashland’s calculation of the consolidated net leverage ratio was 3.2.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2021, Ashland’s calculation of the consolidated interest coverage ratio was 9.4.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated net leverage ratio by approximately 0.2x.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of September 30, 2021, Moody’s Investor Services outlook remained at stable, while Standard & Poor’s outlook was revised to stable from negative. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

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

Ashland expects the following material cash funding requirements from known contractual obligations at September 30, 2021:

		Less than	More than
(In millions)	Total	1 year	1 year
Material Cash Funding Requirements Contractual obligations
Raw material and service contract purchase obligations (a)	$104	$67	$37
Employee benefit obligations (b)	64	9	55
Operating lease obligations (c)	173	39	134
Interest payments (d)	711	57	654
Unrecognized tax benefits (e)	82	6	76
One-time transition tax (f)	50	5	45
Total contractual obligations	$1,184	$183	$1,001

Other commitments
Letters of credit (g)	$81	$81	$—

(a)
Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2021 as well as projected benefit payments through 2030 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note M of the Notes to Consolidated Financial Statements for additional information.
(c)
Includes leases for office buildings, transportation equipment, warehouses and storage facilities and other equipment. For further information, see Note K of the Notes to Consolidated Financial Statements.
(d)
Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2021.
(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 1 year” column.
(f)
As a result of the Tax Act enacted during fiscal year 2018, Ashland has currently recorded a $50 million liability for the one-time transition tax. This liability will be payable over six years.
(g)
Ashland issues various types of letters of credit as part of its normal course of business. For further information, see Note I of the Notes to Consolidated Financial Statements.

Total Equity

Total equity was $2,752 million and $3,036 million at September 30, 2021 and September 30, 2020, respectively. During 2021, there were increases of $220 million for net income, $7 million for deferred translation gains, $4 million for unrealized gains on commodity hedges, and $8 million for common shares issued under stock incentive plans. These increases were offset by decreases of $450 million for repurchases of common stock and $71 million for dividends paid during 2021.

Stock repurchase programs

During March 2018, Ashland’s Board of Directors approved a $1 billion stock repurchase program, which replaced the 2015 stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of September 30, 2021, $350 million remained available for repurchase under this authorization.

Stock repurchase program agreements

In September 2021, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The program is expected to terminate by March 2022, resulting in a final share repurchase transaction.

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

Stockholder dividends

Ashland paid dividends per common share of $1.15, $1.10 and $1.05 during 2021, 2020 and 2019, respectively.

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30 cents per share to eligible stockholders of record, which was paid in the third quarter of fiscal 2021. This dividend represented an increase over the previous quarterly cash dividend of 27.5 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2021.

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2019, each quarter of fiscal 2020 and the first and second quarters of 2021.

In May 2018, the Board of Directors of Ashland announced a quarterly cash dividend of 25 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 22.5 cents per share. This dividend was paid in the third quarter and fourth quarters of fiscal 2018 and the first and second quarters of fiscal 2019.

Capital expenditures

Capital expenditures were $105 million for 2021 and averaged $128 million during the last three years. Ashland expects capital expenditures over the next three years of approximately $165 million annually. A summary of capital expenditures by reportable segment during 2021, 2020 and 2019 follow.

(In millions)	2021	2020	2019
Life Sciences	$27	$51	$54
Personal Care & Household	7	13	20
Specialty Additives	67	59	57
Intermediates and Solvents	2	5	7
Unallocated and Other	2	5	9
Total capital expenditures	$105	$133	$147

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last two years is as follows.

(In millions)	2021	2020
Capital employed (a)
Life Sciences	$1,857	$1,879
Personal Care & Household	1,082	885
Specialty Additives	1,447	1,506
Intermediates and Solvents	132	143

(a)
Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $2,313 million and $1,948 million as of September 30, 2021 and 2020, respectively. Additionally, net assets held for sale were $547 million and $571 million as of September 30, 2021 and 2020, respectively.

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

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2021, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 112 current and former operating facilities and about 1,225 service station properties, of which 18 are being actively remediated. See Note N of the Notes to Consolidated Financial Statements for additional information.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $207 million at September 30, 2021 compared to $200 million at September 30, 2020 of which $152 million at September 30, 2021 and $150 million at September 30, 2020 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2021 and 2020, Ashland’s recorded receivable for these probable insurance recoveries was $16 million and $15 million, respectively, of which $13 million and $13 million, respectively, were classified in other noncurrent assets in the Consolidated Balance Sheets.

During 2021, 2020 and 2019, Ashland recognized $50 million, $48 million and $30 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

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

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland has retained third party actuarial experts Gnarus Advisors, LLC (Gnarus). The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss). See Note N of the Notes to Consolidated Financial Statements for additional information.

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary. The amount and timing of settlements and number of open claims can fluctuate from period to period.

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Gnarus.

During the most recent update completed during 2021, it was determined that the liability for Ashland asbestos-related claims should be increased by $12 million. Total reserves for asbestos claims were $320 million at September 30, 2021 compared to $335 million at September 30, 2020.

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

At September 30, 2021, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $100 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $103 million at September 30, 2020. During 2021, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $8 million increase in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during 2021, it was determined that the liability for Hercules asbestos-related claims should be increased by $8 million. Total reserves for asbestos claims were $217 million at September 30, 2021 compared to $229 million at September 30, 2020.

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

As of September 30, 2021 and 2020, the receivables from insurers amounted to $47 million for both periods. During 2021, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $2 million increase in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $482 million for the Ashland asbestos-related litigation (current reserve of $320 million) and approximately $334 million for the Hercules asbestos-related litigation (current reserve of $217 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

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

Total depreciation expense on property, plant and equipment for 2021, 2020 and 2019 was $154 million, $151 million and $188 million, respectively. Depreciation expense for 2019 included $39 million in accelerated depreciation. Capitalized interest for 2021, 2020 and 2019 was $2 million, $2 million and zero, respectively.

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

Amortization expense recognized on finite-lived intangible assets was $90 million for 2021, $84 million for 2020 and $85 million for 2019.

Goodwill

Ashland accounts for goodwill and other intangible assets acquired in a business combination in conformity with current accounting guidance which does not allow for goodwill and indefinite-lived intangible assets to be amortized.

Ashland reviews goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred. Ashland tests goodwill for impairment by comparing the estimated fair value of the reporting units to the related carrying value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. Reporting units are defined as either operating segments or one level below the operating segments for which discrete financial information is available and reviewed by the business management. During the second quarter of fiscal 2020, Ashland realigned its operations which resulted in a reassessment of the Company’s reporting units used to evaluate goodwill impairment. The Company’s reporting units align with its reportable segments and determined that its reporting units are Life Sciences, Personal Care & Household, Specialty Additives, Performance Adhesives, Intermediates and Solvents and Unallocated and Other.

On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell its Performance Adhesives segment. Ashland determined that this expected divestiture qualified as a discontinued operation. Accordingly, the assets and liabilities that are to be sold have been classified within the Consolidated Balance Sheets under a held for sale designation. See Notes C and D for additional information on this expected divestiture. Following this announcement, Ashland determined that its new reporting segments are: Life Sciences, Personal Care & Household, Specialty Additives, Intermediates and Solvents and Unallocated and Other.

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

Ashland performed its annual goodwill impairment using the quantitative approach as of July 1, 2021 and concluded there was no impairment as of that date. The impairment test at July 1, 2021 concluded that all reporting units had fair values significantly in excess of its respective carrying amounts. Ashland compared the total fair values of the reporting units to Ashland’s market capitalization at July 1, 2021, including the implied control premium, to determine if the fair values are reasonable compared to external market indicators. Ashland believes its use of significant assumptions within its valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified. This includes the review of the Performance Adhesives business purchase price comparison to book value, which was significantly in excess of the Performance Adhesives business carrying value.

Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the weighted-average cost of capital. Ashland performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and weighted average cost of capital estimates. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 8.8% and 10.0%, and terminal growth rate, ranging between 2.0% and 4.0% depending on the reporting unit. Based on sensitivity analysis performed on two key assumptions in the discounted cash flow model at July 1, 2021, a 1% decrease in the long-term growth factor assumption or a 1% increase in the weighted average cost of capital assumption across each of Ashland’s reporting units would not have resulted in a fair value below the respective reporting units carrying value. For further information, see Note H of Notes to the Consolidated Financial Statements.

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

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2021, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. However, given the recent consistent stability of inflation in the United States in the past decade as well as forward economic outlooks, current inflationary pressures seem moderate.

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

OUTLOOK

Ashland issued its financial outlook for fiscal 2022 as shown in the table below.

FY2022 Outlook
Key Operating Metrics
Sales	$2.25 - $2.35 billion
Adjusted EBITDA	$550 - $570 million

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition and expected effects of the COVID-19 pandemic on Ashland’s business, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions), including the expected sale of the Performance Adhesives business; Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the COVID-19 pandemic on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this Annual Report Form 10-K. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. The extent and duration of the COVID-19 pandemic on our business and operations remains uncertain. Factors that influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-K whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-K.

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

As of September 30, 2021 and 2020, Ashland had not identified any significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments would be largely offset by gains resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. Ashland did not have any significant open hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2021.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls. The report of Ashland’s Audit Committee can be found in Ashland’s Proxy for its 2022 Annual Meeting.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2021. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2021.

Management's assessment of the effectiveness of Ashland's internal control over financial reporting as of September 30, 2021 excluded Schülke & Mayr GmbH (Schülke) which was acquired by Ashland in the third quarter of 2021. Total assets and totals sales and net income recorded by Ashland related to this acquisition represented 5% of Ashland's consolidated total assets and 1% and less than 1% of Ashland's consolidated sales and net income, respectively, as of and for the year ended September 30, 2021. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Global Holdings Inc. and Consolidated Subsidiaries as of and for the year ended September 30, 2021 and the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2021. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

/s/ Guillermo Novo

Guillermo Novo

Chairman of the Board and Chief Executive Officer

/s/ J. Kevin Willis

J. Kevin Willis

Senior Vice President and Chief Financial Officer

November 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Global Holdings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ashland Global Holdings Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ashland Global Holdings Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the personal care business of Schülke & Mayr GmbH, which is included in the 2021 consolidated financial statements of the Company and constituted 5% of total assets as of September 30, 2021 and 1% and less than 1% of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the personal care business of Schülke & Mayr GmbH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 22, 2021 expressed an unqualified opinion thereon.

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

Grandview Heights, Ohio

November 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Global Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ashland Global Holdings Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2021 expressed an unqualified opinion thereon.

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

Valuation of Environmental Remediation Reserves

Description of the Matter

At September 30, 2021, the reserves for environmental remediation amounted to $207 million. As discussed within Note N of the consolidated financial statements, the reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable and probable of being incurred, without regard to any third-party recoveries. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues.

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

Valuation of Asbestos Litigation Reserve

Description of the Matter

At September 30, 2021, the reserves for asbestos litigation amounted to $537 million. As discussed within Note N of the consolidated financial statements, Ashland has liabilities from claims alleging personal injury caused by exposure to asbestos. Ashland retained third party actuarial experts to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by the actuarial experts to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. Further, the claim experience identified is compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Using that information, the Company estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of the Company’s third party actuarial experts.

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

Grandview Heights, Ohio

November 22, 2021

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

Years Ended September 30

(In millions except per share data)	2021	2020	2019
Sales	$2,111	$2,016	$2,148
Cost of sales	1,441	1,417	1,497
Gross profit	670	599	651

Selling, general and administrative expense	358	400	426
Research and development expense	50	56	58
Intangibles amortization expense	90	84	85
Equity and other income	9	8	4
Goodwill impairment - Note H	—	530	—
Operating income (loss)	181	(463)	86

Net interest and other expense - Note I	56	119	99
Other net periodic benefit income (expense) - Note M	(1)	3	6
Net income (loss) on acquisitions and divestitures - Notes B and C	11	2	(2)
Income (loss) from continuing operations before income taxes	135	(577)	(9)
Income tax expense (benefit) - Note L	(38)	(22)	30
Income (loss) from continuing operations	173	(555)	(39)
Income from discontinued operations (net of tax) - Note D	47	47	544
Net income (loss)	$220	$(508)	$505

PER SHARE DATA - NOTE A
Basic earnings per share
Income (loss) from continuing operations	$2.85	$(9.16)	$(0.62)
Income from discontinued operations	0.78	0.77	8.77
Net income (loss)	$3.63	$(8.39)	$8.15

Diluted earnings per share
Income (loss) from continuing operations	$2.82	$(9.16)	$(0.62)
Income from discontinued operations	0.77	0.77	8.77
Net income (loss)	$3.59	$(8.39)	$8.15

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$220	$(508)	$505
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	7	27	(80)
Unrealized gain on commodity hedges	4	—	—
Pension and postretirement obligation adjustment	—	—	(5)
Other comprehensive income (loss)	11	27	(85)
Comprehensive income (loss)	$231	$(481)	$420

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

At September 30

(In millions)	2021	2020
Assets
Current assets
Cash and cash equivalents	$210	$454
Accounts receivable (a) - Notes A and I	369	437
Inventories - Note A	473	506
Other assets	68	87
Current assets held for sale - Note C	597	63
Total current assets	1,717	1,547
Noncurrent assets
Property, plant and equipment - Note G
Cost	3,066	3,002
Accumulated depreciation	1,639	1,517
Net property, plant and equipment	1,427	1,485
Goodwill - Note H	1,430	1,305
Intangibles - Note H	1,099	1,011
Operating lease assets, net - Note K	124	126
Restricted investments - Note F	384	301
Asbestos insurance receivable (b) - Notes A and N	134	136
Deferred income taxes - Note L	30	26
Noncurrent assets held for sale - Note C	—	546
Other assets - Note J	267	394
Total noncurrent assets	4,895	5,330
Total assets	$6,612	$6,877

Liabilities and Equity
Current liabilities
Short-term debt - Note I	$365	$280
Current portion of long-term debt	9	—
Trade and other payables	236	211
Accrued expenses and other liabilities	251	272
Current operating lease obligations - Note K	23	22
Current liabilities held for sale - Note C	50	28
Total current liabilities	934	813
Noncurrent liabilities
Long-term debt - Note I	1,596	1,573
Asbestos litigation reserve - Note N	490	513
Deferred income taxes - Note L	237	229
Employee benefit obligations - Note M	144	157
Operating lease obligations - Note K	110	114
Noncurrent liabilities held for sale - Note C	—	10
Other liabilities - Note J	349	432
Total noncurrent liabilities	2,926	3,028
Commitments and contingencies - Notes K and N
Equity - Notes O and P
Common stock, par value $.01 per share, 200 million shares authorized	1	1
Issued 57 million and 61 million shares in 2021 and 2020
Paid-in capital	327	769
Retained earnings	2,796	2,649
Accumulated other comprehensive loss	(372)	(383)
Total equity	2,752	3,036
Total liabilities and equity	$6,612	$6,877

(a)
Accounts receivable includes an allowance for credit losses of $2 million and $3 at September 30, 2021 and 2020, respectively
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million and zero at September 30, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss) (a)	Total
Balance at September 30, 2018	$1	$946	$2,750	$(291)	$3,406
Adoption of new accounting pronouncements (b)			34	(34)	—
Total comprehensive income (loss)
Net income			505		505
Other comprehensive loss				(85)	(85)
Dividends, $1.05 per common share			(65)		(65)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		10			10
Repurchase of common stock (e)		(200)			(200)
Balance at September 30, 2019	1	756	3,224	(410)	3,571
Total comprehensive income (loss)
Net loss			(508)		(508)
Other comprehensive income				27	27
Dividends, $1.10 per common share			(67)		(67)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		13			13
Balance at September 30, 2020	1	769	2,649	(383)	3,036
Adoption of new accounting pronouncements (b)			(2)		(2)
Total comprehensive income (loss)
Net income			220		220
Other comprehensive income				11	11
Dividends, $1.15 per common share			(71)		(71)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		8			8
Repurchase of common stock (e)		(450)			(450)
Balance at September 30, 2021	$1	$327	$2,796	$(372)	$2,752

(a) At September 30, 2021 and 2020, the accumulated other comprehensive loss of $372 million and $383 million, respectively, was comprised of net unrealized translation losses of $374 million and $381 million, respectively, unrecognized prior service costs as a result of certain employee benefit plan amendments of $2 million and $2 million, respectively, and unrealized gain on commodity hedges of $4 million and zero, respectively.

(b) Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and the tax effects of intercompany transfers during fiscal 2019. Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the measurement of credit losses on financial instruments during fiscal 2021. See note A for more information.

(c) Includes income tax expense resulting from the exercise of stock appreciation rights of $1 million each in 2021, 2020 and 2019.

(d) Common shares issued were 183,281, 391,180, and 336,188 for 2021, 2020 and 2019, respectively.

(e) Common shares repurchased were 3,922,423 for 2021 and 2,637,054 for 2019.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Statements of Consolidated Cash Flows

Years Ended September 30

(In millions)	2021	2020	2019
Cash flows provided (used) by operating activities from continuing operations
Net income (loss)	$220	$(508)	$505
Income from discontinued operations (net of tax)	(47)	(47)	(544)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	244	235	277
Original issue discount and debt issuance cost amortization	7	15	13
Deferred income taxes	(26)	(42)	18
Distributions from equity affiliates	1	1	—
Gain from sales of property and equipment	(4)	—	—
Stock based compensation expense - Note P	15	14	21
Excess tax benefits on stock based compensation	2	1	11
Loss on early retirement of debt	16	59	—
Income from restricted investments	(33)	(30)	(17)
Income on acquisitions and divestitures - Notes B and C	(15)	(3)	—
Impairments	13	530	8
Pension contributions	(8)	(6)	(5)
Gain on pension and other postretirement plan remeasurements	1	(1)	(8)
Change in operating assets and liabilities (a)	80	9	(139)
Total cash flows provided by operating activities from continuing operations	466	227	140
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	(105)	(133)	(147)
Proceeds from disposal of property, plant and equipment	5	5	9
Purchase of operations - net of cash acquired	(309)	—	(2)
Proceeds from sale or restructuring of operations	14	9	—
Proceeds from settlement of Company-owned life insurance contracts	91	8	3
Company-owned life insurance payments	(6)	(6)	(3)
Net purchases of funds restricted for specific transactions	(91)	(3)	(7)
Reimbursement from restricted investments	33	35	32
Proceeds from sale of securities	149	21	348
Purchase of securities	(149)	(21)	(348)
Proceeds from the settlement of derivative instruments	1	—	6
Payments for the settlement of derivative instruments	—	—	(2)
Total cash flows used by investing activities from continuing operations	(367)	(85)	(111)
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	450	804	—
Repayment of long-term debt	(411)	(767)	(797)
Premium on long-term debt repayment	(16)	(59)	—
Proceeds from (repayment of) short-term debt	84	115	(78)
Repurchase of common stock	(450)	—	(200)
Debt issuance costs	(6)	(11)	—
Cash dividends paid	(70)	(66)	(64)
Stock based compensation employee withholding taxes paid in cash	(7)	(7)	(10)
Total cash flows provided (used) by financing activities from continuing operations	(426)	9	(1,149)
Cash provided (used) by continuing operations	(327)	151	(1,120)
Cash provided (used) by discontinued operations
Operating cash flows	94	(24)	101
Investing cash flows	(14)	93	960
Total cash provided (used) by discontinued operations	80	69	1,061
Effect of currency exchange rate changes on cash and cash equivalents	3	2	(3)
Increase (decrease) in cash and cash equivalents	(244)	222	(62)
Cash and cash equivalents - beginning of year	454	232	294
Cash and cash equivalents - end of year	$210	$454	$232
Changes in assets and liabilities (a)
Accounts receivable	$72	$2	$37
Inventories	41	64	(6)
Trade and other payables	3	(46)	(70)
Other assets and liabilities	(36)	(11)	(100)
Change in operating assets and liabilities	$80	$9	$(139)
Supplemental disclosures
Interest paid	$62	$77	$124
Income taxes paid	1	91	67

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

Ashland Global Holdings Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations. The Consolidated Financial Statements include the accounts of Ashland Global Holdings Inc. (Ashland) and its majority owned subsidiaries and, when applicable, entities for which Ashland has a controlling financial interest or is the primary beneficiary. Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method. All intercompany transactions and balances have been eliminated. Additionally, certain prior period data, primarily related to discontinued operations, have been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

On August 30, 2019, Ashland completed the sale of its Composites business (excluding Ashland’s maleic anhydride business (Maleic business)) and its butanediol facility in Marl, Germany (Marl facility) to INEOS Enterprises (INEOS). On September 30, 2020, Ashland completed the sale of its Maleic business to AOC Materials LLC (AOC). This disposal group represented a strategic shift in Ashland’s business and qualified as a discontinued operation. Accordingly, Composites (including the Maleic business) and the Marl facility assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements. See Notes C and D for additional information on the Composites business and Marl facility.

On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell substantially all of the assets and liabilities of its Performance Adhesives segment to Arkema, a French société anonyme. This expected divestiture represents a strategic shift in Ashland's business and qualified as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows related to Performance Adhesives have been classified as discontinued operations for all periods presented within the Consolidated Financial Statements. See Notes C and D for additional information on this expected divestiture.

As a result of classifying the Performance Adhesives reporting segment as a discontinued operation, Ashland is now comprised of the following reportable segments: Life Sciences, Personal Care & Household, Specialty Additives and Intermediates and Solvents. Unallocated and Other includes corporate governance activities and certain legacy matters. See Note R for more information.

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

Allowance for credit losses on accounts receivable

Effective with the adoption of ASU 2016-13, "Financial Instruments - Credit Losses" (Topic (326), Ashland records an allowance for credit losses using the expected credit loss model that was adopted on October 1, 2020. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets.

A progression of activity in the allowance for credit losses is presented in the following table.

(In millions)	2021	2020	2019
Allowance for credit losses - beginning of year	$3	$3	$3
Adjustments to allowances for credit losses	—	2	—
Reserves utilized	(1)	(2)	—
Allowance for credit losses - end of year	$2	$3	$3

Inventories

Inventories are carried at the lower of cost or net realizable value. Inventories are primarily stated at cost using the weighted-average cost method. In addition, certain chemicals with a replacement cost of $30 million at September 30, 2021 and $27 million at September 30, 2020 are valued at cost using the last-in, first-out (LIFO) method. LIFO reserves were not significant as of September 30, 2021 and 2020.

The following summarizes Ashland’s inventories as of the Consolidated Balance Sheet dates.

(In millions)	2021	2020
Finished products	$282	$321
Raw materials, supplies and work in process	191	185
	$473	$506

A progression of activity in the inventory reserves, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table.

(In millions)	2021	2020	2019
Inventory reserves - beginning of year	$18	$23	$23
Adjustments to inventory reserves	3	1	3
Reserves utilized	(5)	(6)	(3)
Inventory reserves - end of year	$16	$18	$23

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

Leasing arrangements

Ashland determines if an arrangement contains a lease at inception based on whether or not it has the right to control the asset during the contract period and other facts and circumstances. Ashland elected the package of practical expedients permitted under the transition guidance within Accounting Standards Codification 842, Leases (ASC 842), which among other things, allowed it to carry forward the historical lease classification.

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

Ashland tests at least annually its indefinite-lived intangible assets, principally trademarks and trade names. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Ashland performs a quantitative impairment test for the trademarks and trade names during which, trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty and discount rates.

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

Restricted investments

On January 13, 2015, Ashland and Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland that was acquired in fiscal 2009, entered into a comprehensive settlement agreement related to certain insurance coverage for asbestos bodily injury claims with Underwriters at Lloyd’s, certain London companies and Chartis (AIG) member companies, along with National Indemnity Company and Resolute Management, Inc., under which Ashland and Hercules received a total of $398 million (the January 2015 asbestos insurance settlement). During 2015, Ashland placed $335 million of the settlement funds into a renewable annual trust for asbestos (Asbestos trust) that Ashland determined is restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $27 million and $30 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, the funds within the Asbestos trust had a balance of $333 million and $331 million, respectively, and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits.

On September 8, 2021, Ashland established a renewable annual trust for environmental remediation (Environmental trust) that Ashland determined is restricted for ongoing and future environmental remediation and related litigation costs. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $10 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2021. As of September 30, 2021, the funds within the Environmental trust had a balance of $88 million and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits.

The funds within these trusts are classified as investment securities reported at fair value. Interest income and gains and losses on the investment securities are reported in the net interest and other expense caption in the Statements of Consolidated Comprehensive Income (Loss). See Note F for additional information regarding the fair value of these investments within the trusts.

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

A performance obligation is deemed to be satisfied by Ashland when control of the product or service is transferred to the customer. The transaction price of a contract, or the amount Ashland expects to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as volume discounts, rebates, refunds and rights to return. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not included within Ashland’s contracts. Any unsatisfied performance obligations were not material at September 30, 2021. Standalone selling prices are based on prices Ashland charges to customers, which in some cases are based on established market prices. Ashland generally collects the cash from its customers within 60 days of the product delivery date. Sales and other similar taxes collected from customers on behalf of third parties are excluded from the contract price.

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

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs. Advertising costs ($1 million in 2021, $2 million in 2020 and $4 million in 2019) and research and development costs ($50 million in 2021, $56 million in 2020 and $58 million in 2019) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Ashland recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Ashland evaluates and adjusts these accruals based on changing facts and circumstances. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Taxes due on future Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. are recognized as a current period expense when incurred. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statements of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheets. For additional information on income taxes, see Note L.

A progression of activity in the tax valuation allowances is presented in the following table.

(In millions)	2021	2020	2019
Tax valuation allowances - beginning of year	$75	$83	$79
Adjustments to valuation allowances	9	2	8
Reserves utilized	(10)	(10)	(4)
Tax valuation allowances - end of year	$74	$75	$83

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

Ashland retained Gnarus Advisors LLC (Gnarus) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims, and litigation defense. Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. For additional information on asbestos-related litigation, see Note N.

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

Foreign currency translation

Operations outside the United States are measured primarily using the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) and are included in net earnings only upon sale or substantial liquidation of the underlying foreign subsidiary or affiliated company.

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

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Earnings per share are reported under the treasury stock method. Stock options and SARs for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of earnings per share from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was 1.2 million for 2021, 1.7 million for 2020 and 1.0 million for 2019.

(In millions except per share data)	2021	2020	2019
Numerator
Numerator for basic and diluted EPS -
Income (loss) from continuing operations, net of tax	$173	$(555)	$(39)
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	60	61	62
Share based awards convertible to common shares (a)	1	—	—
Denominator for diluted EPS - Adjusted weighted - average shares and assumed conversions	61	61	62
EPS from continuing operations
Basic	$2.85	$(9.16)	$(0.62)
Diluted	2.82	(9.16)	(0.62)

(a)
As a result of the loss from continuing operations for both 2020 and 2019, the effect of approximately one million share-based awards convertible to common shares would be antidilutive. In accordance with US GAAP, they have been excluded from the diluted EPS calculation.

Other accounting pronouncements

In March 2020, the FASB issued guidance which provided practical expedients simplifying the U.S. GAAP treatment of certain reference rate related contract modifications including hedging relationships and other agreements. Specifically, the guidance eased the accounting burden of the modification of the reference rate of contracts where the underlying reference rate was the London Interbank Offered Rate (LIBOR). This guidance was effective for Ashland on March 31, 2021 and had no material impact on the Consolidated Financial Statements.

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

In June 2016, the FASB issued amended accounting guidance related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. This guidance became effective for Ashland on October 1, 2020. As a result, Ashland recorded a $3 million increase in its allowance for credit losses, primarily related to asbestos receivables, and a $2 million decrease to retained earnings, net of tax, reflecting the cumulative effect on retained earnings. Under the new expected credit loss model, Ashland records an allowance for credit losses inherent in its receivables from revenue transactions and reinsurance recoverables. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. No significant credit losses were incurred in 2021.

In October 2016, the FASB issued new accounting guidance which requires entities to recognize income tax effects on intercompany transfers of assets other than inventory when the transfer occurs. This guidance eliminates the exception under previous U.S. GAAP that the income tax effects of all intercompany transfers of assets other than inventory be deferred until the assets are sold to a third party or otherwise recovered through use. This guidance became effective for Ashland on October 1, 2018 and was applied using a modified retrospective approach. Consequently, Ashland recorded a cumulative-effect adjustment to reclassify less than $1 million from other current assets and deferred taxes to retained earnings.

In January 2016, the FASB issued accounting guidance related to the recognition and measurement as well as the presentation and disclosures for certain financial instruments. Most notably, the guidance requires entities to measure equity investments as fair value and to recognize any changes in fair value in net income rather than accumulated other comprehensive income (AOCI). The guidance became effective for Ashland on October 1, 2018 and resulted in Ashland recording a cumulative-effect adjustment to reclassify net after-tax unrealized gains of $34 million on its equity securities from AOCI to retained earnings. In the current period, the adoption of this guidance resulted in a significant impact to net income as Ashland recognized investment gains of $21 million, $20 million and $7 million in 2021, 2020 and 2019, respectively, within the net interest and other expense caption on the Statement of Consolidated Comprehensive Income (Loss). The impact of this guidance could continue to have a material impact on Ashland's Statements of Consolidated Comprehensive Income (Loss) in prospective periods depending on the fluctuations of unrealized gains and losses within the investment securities portfolio. For current and future periods, the changes in fair value of the equity securities will no longer be classified within other comprehensive income under the new guidance. For further information on Ashland's equity securities, see Note F.

NOTE B – ACQUISITIONS

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

The all-cash purchase price of Schülke was $312 million. Ashland incurred acquisition related transaction cost of $4 million during the twelve months ended September 30, 2021, which are recorded within the net income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss). Within this same caption, Ashland recognized income of $1 million during the year ended September 30, 2021, associated with gains on foreign derivative exchange contracts entered into to mitigate the exposure of the Euro dominated purchase price. The following table summarizes the finalized values of the assets acquired and liabilities assumed at the date of acquisition.

At
April 30, 2021
Purchase price allocation (in millions)	As Adjusted
Assets:
Cash and cash equivalents	$3
Accounts receivable	6
Inventories	12
Net property, plant and equipment	3
Goodwill	131
Intangibles	183
Liabilities:
Trade and other payables	(3)
Deferred income taxes	(17)
Employee benefit obligations	(6)
Total purchase price (a)	$312

(a)
Total purchase price less acquired cash and cash equivalents was $309 million.

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

Intangible assets identified

The purchase price allocation included $183 million of certain definite-lived intangible assets which are being amortized over the estimated useful life in proportion to the economic benefits consumed. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future cash flows of the combined company. In addition, Ashland reviewed certain technological trends and also considered the relative stability and retention rates in the current Schülke personal care customer base.

The following details the total intangible assets identified as of April 30, 2021.

		Weighted-average
		amortization period
Intangible asset type (in millions)	Value	(years)
Trademarks and trade names	$41	20
Intellectual property	24	8
Customer and supplier relationships	118	20
Total	$183

NOTE C – DIVESTITURES

Performance Adhesives

On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell substantially all of the assets and liabilities of its Performance Adhesives segment in a transaction valued at $1.65 billion.

The transaction is expected to close prior to the end of the March 31, 2022 quarter, contingent on certain customary regulatory approvals, standard closing conditions and completion of required employee information and consultation processes. Upon the closing of this transaction, Ashland expects to recognize a gain within the Statements of Consolidated Comprehensive Income (Loss).

Since this transaction represents a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Consolidated Cash Flows, while the assets and liabilities that are to be sold have been classified within the Consolidated Balance Sheets under a held for sale designation. See Note D for the results of operations for Performance Adhesives for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $15 million, $20 million and $21 million during the twelve months ended September 30, 2021, 2020 and 2019 respectively.

Subsequent to the completion of the sale, Ashland expects to provide certain transition services to Arkema for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed.

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

Since this disposal group signified a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Composites and the Marl facility, including the Maleic business, have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Consolidated Cash Flows. See Note D of the Notes to Consolidated Financial Statements for the results of operations for Composites and the Marl facility, including the Maleic business, for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Composites segment and Marl facility do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero for the twelve months ended September 30, 2021 and 2020, respectively, and $41 million during the twelve months ended September 30, 2019.

Subsequent to the completion of the sale, Ashland is providing certain transition services to INEOS for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland expects to reduce costs as the transition services are completed. Ashland recognized transition service fee income of $10 million, $15 and $1 million during the twelve months ended September 30, 2021, 2020 and 2019, respectively.

Other manufacturing facility sales

During 2020, Ashland entered into a definitive sale agreement to sell a Specialty Additives facility, the assets and liabilities of which were classified as held for sale as of September 30, 2020. During 2021, Ashland completed the sale of the Specialty Additives facility. Net proceeds received from the sale were approximately $20 million ($14 million and $6 million received during the twelve months September 30 2021 and 2020, respectively). The company recognized a pre-tax gain of $14 million recorded within the Net income (loss) on acquisitions and divestitures caption in the Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2021.

Ashland determined this transaction did not qualify for discontinued operations treatment since it did not represent a strategic shift that had or will have a major effect on Ashland’s operations and financial results.

Other assets

Ashland sometimes pursues options to divest corporate assets, primarily related to land and buildings. When sales for these assets are expected to close within 12 months, they are classified as held for sale. The net asset values related to these sites was $4 million and $6 million for September 30, 2021 and 2020, respectively. During 2019, a $5 million impairment charge was recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) for one of these corporate assets. During 2020, Ashland completed the sale of an office building with a net book value of $6 million and received net proceeds of $5 million. As a result, Ashland recognized a loss of $1 million before tax. The loss was reported within the net income (loss) on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2020.

Held for sale classification

The assets and liabilities of the Performance Adhesives segment, along with other properties, have been reflected as assets and liabilities held for sale as described above. As a result, in accordance with U.S. GAAP standards, depreciation and amortization were not being recorded within the Statements of Consolidated Comprehensive Income (Loss) and the Consolidated Balance Sheets. These assets and liabilities are comprised of the following components:

(In millions)	2021	2020
Accounts receivable, net	$26	$34
Inventories	27	23
Net property, plant and equipment	80	—
Goodwill	453	6
Operating lease assets, net	10	—
Other assets	1	—
Current assets held for sale	$597	$63

Net property, plant and equipment	$—	$80
Goodwill	—	453
Intangibles	—	2
Operating lease assets, net	—	11
Other noncurrent assets	—	—
Noncurrent assets held for sale	$—	$546

Trade and other payables	$33	$22
Accrued expenses and other liabilities	7	5
Current operating lease obligations	1	1
Operating lease obligations	9	—
Current labilities held for sale	$50	$28

Operating lease obligations	$—	$10
Deferred income taxes	—	—
Noncurrent liabilities held for sale	$—	$10

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

As previously described in Note C, Ashland announced that it had signed a definitive agreement on August 30, 2021 to sell its Performance Adhesives segment. Ashland determined that this expected divestiture qualified as a discontinued operation, in accordance with U.S. GAAP, since it represents a strategic shift for Ashland and had a major effect on Ashland's operations and financial results. Accordingly, the operating results and cash flows for the Performance Adhesives segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented.

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

(In millions)	2021	2020	2019
Income (loss) from discontinued operations
Composites/Marl facility	$(1)	$9	$118
Performance Adhesives	83	74	79
Valvoline	(33)	(24)	—
Asbestos-related litigation	(11)	(18)	—
Water Technologies	(4)	—	(1)
Distribution	(6)	(10)	18
Gain on disposal of discontinued operations
Composites/Marl facility	(4)	37	423
Water Technologies	1	—	—
Income before taxes	25	68	637
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Composites/Marl facility	1	(5)	(24)
Performance Adhesives	(19)	(10)	(16)
Valvoline	36	—	—
Asbestos-related litigation	2	—	—
Water Technologies	1	—	2
Distribution	1	2	(4)
Expense related to gain on disposal of discontinued operations
Composites/Marl facility	—	(8)	(51)
Income from discontinued operations (net of taxes)	$47	$47	$544

Performance adhesives divestiture

The following table presents a reconciliation of the captions within Ashland’s Statements of Consolidated Income (Loss) for the income (loss) from discontinued operations attributable to the Performance Adhesives segment for each of the years ended September 30.

(In millions)	2021	2020	2019
Income(loss) from discontinued operations attributable to Performance Adhesives
Sales	$372	$310	$345
Cost of sales	(256)	(202)	(229)
Selling, general and administrative expense	(25)	(24)	(27)
Research and development expense	(8)	(8)	(8)
Intangible amortization expense	(1)	(1)	(1)
Pretax operating income of discontinued operations	82	75	80
Other net periodic benefit income (costs)	1	(1)	(1)
Pretax income of discontinued operations	83	74	79
Income tax expense	(19)	(10)	(16)
Income from discontinued operations	$64	$64	$63

Composites and Marl divestiture

The following table presents a reconciliation of the captions within Ashland’s Statements of Consolidated Income (Loss) for the income (loss) from discontinued operations attributable to the Composites business and the Marl facility disposal group for each of the years ended September 30. Interest expense was allocated to discontinued operations based on Ashland’s mandatory debt prepayments upon the disposition of the Composites business and the Marl facility. The Maleic business, which was sold during 2020 to AOC, was operated under the Composites business and Marl facility disposal group, and is therefore reported in discontinued operations. No items were reportable for this table during 2021.

(In millions)	2020	2019
Income(loss) from discontinued operations attributable to Composites/Marl facility disposal group
Sales	$51	$1,012
Cost of sales	(35)	(785)
Selling, general and administrative expense	(9)	(74)
Research and development expense	—	(11)
Equity and other income	2	3
Pretax operating income of discontinued operations	9	145
Net interest and other financing expense	—	(21)
Other net periodic benefit income (costs)	—	(6)
Pretax income of discontinued operations	9	118
Income tax expense	(5)	(24)
Income from discontinued operations	$4	$94

NOTE E – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2021 and 2020 restructuring costs

During 2021 and 2020, Ashland incurred severance income of $1 million and expense of $51 million, respectively, attributable to executive management changes and business management changes within the organization. As of September 30, 2021 and 2020, the severance reserves associated with this transition were $6 million and $39 million, respectively.

The following table details at September 30, 2021 and 2020, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2021 and 2020.

(In millions)	Severance costs
Balance as of September 30, 2019	$—
Restructuring reserve	51
Utilization (cash paid)	(12)
Balance as of September 30, 2020	$39
Restructuring reserve	(1)
Utilization (cash paid)	(32)
Balance as of September 30, 2021	$6

Impairments

During 2021, Ashland incurred $3 million of asset impairment charges related to restructuring activities at a plant originating from the shutdown of a product line recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). In addition, Ashland incurred a $10 million capital project impairment recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

Fiscal 2019 plant restructuring costs

During 2019, Specialty Additives committed to a cost reduction plan within an existing manufacturing facility. As a result, Ashland incurred restructuring charges of $47 million for 2019. The charges were recorded primarily within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) consisting of $38 million of accelerated depreciation and amortization, $5 million of severance and $4 million of plant closure costs during 2019. As of September 30, 2021, there was no restructuring reserve related to this plant restructuring as this program has been completed.

Fiscal 2018 restructuring costs

Severance costs

During 2018, Ashland announced and initiated a company-wide restructuring program as a result of ongoing strategic asset plans and activities. As part of this restructuring program, Ashland announced a voluntary severance offer (VSO) to certain qualifying employees that were formally approved during 2018. Additionally, during 2018, an involuntary program for employees was also initiated as part of the restructuring program. The VSO and involuntary programs resulted in expense of zero, $1 million and $6 million being recognized during 2021, 2020 and 2019, respectively, which were primarily recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2021, the severance reserve for the company-wide restructuring program was zero as this program was completed during fiscal 2020.

The following table details at September 30, 2020, the amount of restructuring reserves related to the activity discussed above. The severance reserves were primarily included in accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2020 and 2019.

(In millions)	Severance costs
Balance as of September 30, 2019	$7
Restructuring reserve	1
Utilization (cash paid)	(8)
Balance as of September 30, 2020	$—

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

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2021. For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note M.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$210	$210	$210	$—	$—
Restricted investments (a) (b)	421	421	421	—	—
Investments of captive insurance company (c)	8	8	8	—	—
Foreign currency derivatives	1	1	—	1	—
Commodity derivatives (d)	5	5	—	5	—
Total assets at fair value	$645	$645	$639	$6	$—

Liabilities
Foreign currency derivatives	$2	$2	$—	$2	$—

(a) Included in restricted investments and $37 million within other current assets in the Consolidated Balance Sheets.

(b) Includes $333 million related to the Asbestos trust and $88 million related to the Environmental trust. See Note A for additional details.

(c) Included in other noncurrent assets in the Consolidated Balance Sheets.

(d) Included in accounts receivable in the Consolidated Balance Sheets.

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

Restricted investments

As discussed in Note A, Ashland maintains certain investments in a company restricted renewable annual trust for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. In fiscal 2020, all restricted investments related to the asbestos trust. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $37 million and $30 million classified within other current assets, in the Consolidated Balance Sheets for the periods ended in September 30, 2021 and 2020, respectively.

The following table provides a summary of the activity within the restricted investment securities portfolio as of September 30, 2021and 2020:

(In millions)	2021	2020
Original cost	$335	$335
Accumulated adjustments, net	(50)	(30)
Adjusted cost, beginning of year (a)	285	305
Investment income (b)	12	10
Net unrealized gain (c)	49	46
Realized gain (c)	17	2
Funds restricted for specific transactions (d)	91	3
Disbursements	(33)	(35)
Fair value	$421	$331

(a) The adjusted cost of the demand deposit includes accumulated investment income, realized gains, disbursements and settlements recorded in previous periods.

(b) Investment income relates to the demand deposit and includes interest income as well as dividend income transferred from the equity and fixed income mutual funds.

(c) Presented under the original cost method.

(d) Includes $90 million to establish the environmental trust in fiscal 2021.

The following table presents gross unrealized gains and losses for the restricted securities as of September 30, 2021 and 2020:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2021
Demand Deposit	$6	$—	$—	$6
Equity Mutual Fund	143	44	(1)	186
Fixed Income Mutual Fund	223	7	(1)	229
Fair value	$372	$51	$(2)	$421

As of September 30, 2020
Demand Deposit	$7	$—	$—	$7
Equity Mutual Fund	116	31	(1)	146
Fixed Income Mutual Fund	162	16	—	178
Fair value	$285	$47	$(1)	$331

The following table presents the investment income, net unrealized gains and losses, realized gains and disbursements related to the investments within the restricted investments portfolio during 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Investment income	$12	$10	$10
Net gains (losses) (a)	21	20	7
Disbursements	(33)	(35)	(32)

(a) Ashland determined that all gains and (losses) were related to investment securities with readily determinable fair values. Due to the new accounting guidance adopted in the first quarter of fiscal year 2019, the net unrealized gains and (losses) during the year ended September 30, 2019 and forward were recorded within the net interest and other expense caption in the Statements of Consolidated Income (Loss). In 2018 these net unrealized gains (losses) were in AOCI.

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

The following table summarizes the gains and losses recognized during 2021, 2020 and 2019 within the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2021	2020	2019
Foreign currency derivative gain (loss) (a)	$4	$5	$2

(a) Includes a $1 million gain reported within the net income (loss) from acquisitions and divestitures captured for fiscal 2021.

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2021 and 2020 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2021	2020
Foreign currency derivative assets	$1	$1
Notional contract values	150	170

Foreign currency derivative liabilities	$2	$3
Notional contract values	212	215

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its US plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges. See Note A for more information.

The following table summarizes the gains and losses recognized during 2021, 2020, 2019 within the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2021	2020	2019
Commodity derivative gain (loss) (a)	$1	$—	$—

At September 30, 2021, Ashland's outstanding commodity derivatives had a notional value of $6 million and a fair value of $11 million. Outstanding commodity derivatives were not significant at September 30, 2020.

Other financial instruments

At September 30, 2021 and 2020, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying values of $1,622 million and $1,588 million, respectively, compared to a fair value of $1,794 million and $1,708 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates, which are deemed to be Level 2 measurements within the fair value hierarchy.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets.

(In millions)	2021	2020
Land	$142	$145
Buildings	452	452
Machinery and equipment	2,278	2,215
Construction in progress	194	190
Total property, plant and equipment (gross)	3,066	3,002
Accumulated depreciation	(1,639)	(1,517)
Total property, plant and equipment (net)	$1,427	$1,485

The following table summarizes various property, plant and equipment charges included within the Statements of Consolidated Comprehensive Income.

(In millions)	2021	2020	2019
Depreciation	$154	$151	$188
Capitalized interest	2	2	—

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

In 2019, depreciation also included $1 million accelerated depreciation within Unallocated and other and was recorded within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income.
NOTE H – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland performed its annual goodwill impairment test using the quantitative approach as of July 1, 2021 and concluded that the reporting unit fair values for all reporting units exceeded their carrying values. No impairment existed as of that date and no subsequent impairment indicators have been identified.

On August 31, 2021, Ashland announced that it had signed a definitive agreement to sell its Performance Adhesives segment. Ashland determined that this expected divestiture qualified as a discontinued operation. Accordingly, the assets and liabilities that are to be sold have been classified within the Consolidated Balance Sheets under a held for sale designation. See Notes C and D for additional information on this expected divestiture. Following this announcement, Ashland determined that its reporting segments are: Life Sciences, Personal Care & Household, Specialty Additives, Intermediates and Solvents and Unallocated and Other.

During the second quarter of fiscal 2020, Ashland realigned its operations which resulted in a reassessment of Ashland’s reporting units used to evaluate goodwill impairment. Ashland’s reporting units at that time were aligned with its five reportable segments: Life Sciences, Personal Care & Household, Specialty Additives, Performance Adhesives, Intermediates and Solvents and Unallocated and Other.

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

The following is a progression of goodwill by reportable segment for the years ended September 30, 2021 and 2020.

(In millions)	Life Sciences	Personal Care & Household	Specialty Additives	Intermediates and Solvents	(a)	Total
Balance at September 30, 2019	$836	$355	$609	$—		$1,800
Impairment	—	(356)	(174)	—		(530)
Currency translation and other (b)	25	1	9	—		35
Balance at September 30, 2020	861	—	444	—		1,305
Acquisitions (c)	—	131	—	—		131
Currency translation and other	(5)	(2)	1	—		(6)
Balance at September 30, 2021	$856	$129	$445	$—		$1,430

(a)
As of September 30, 2021 and 2020, there was accumulated impairment of $90 million related to the Intermediates and Solvents reportable segment.
(b)
As of September 30, 2020, $6 million of goodwill related to a Specialty Additives facility that was reclassified to held for sale. See Note C for additional information.
(c)
Relates to the acquisition of the Schülke personal care business during 2021. See Note B for more information.

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

Ashland performed its annual impairment test for other indefinite lived intangible assets using the quantitative approach as of July 1, 2021 and concluded that the assets fair values exceeded their carrying values. No impairment existed as of that date.

Other intangible assets were comprised of the following as of September 30, 2021 and 2020.

	2021			2020
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$101	$(32)	$69	$62	$(29)	$33
Intellectual property	750	(495)	255	728	(447)	281
Customer and supplier relationships	849	(352)	497	735	(316)	419
Total definite-lived intangible assets	1,700	(879)	821	1,525	(792)	733

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,978	$(879)	$1,099	$1,803	$(792)	$1,011

Amortization expense recognized on intangible assets was $90 million for 2021, $84 million for 2020 and $85 million for 2019, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income.

As of September 30, 2021, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that have been determined to have indefinite lives. Estimated amortization expense for future periods is $94 million in 2022, $94 million in 2023, $80 million in 2024, $77 million in 2025 and $74 million in 2026. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

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

NOTE I – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2021 and 2020.

(In millions)	2021	2020
4.750% notes, due 2022	$—	$411
3.375% Senior Notes, due 2031	450	—
2.00% Senior Notes, due 2028 (Euro 500 million principal)	580	587
6.875% notes, due 2043	282	282
Term loan A	250	250
Accounts receivable securitizations	117	177
6.50% junior subordinated notes, due 2029	57	55
Revolving credit facility	225	80
Other (a)	9	11
Total debt	1,970	1,853
Short-term debt (includes current portion of long-term debt)	(374)	(280)
Long-term debt (less current portion and debt issuance costs)	$1,596	$1,573

(a)
Other includes $17 million and $15 million of debt issuance costs as of September 30, 2021 and 2020, respectively. Additionally, as of both September 30, 2021 and 2020, Other included a European short-term loan facility with an outstanding balance of $23 million.

At September 30, 2021, Ashland’s total debt had an outstanding principal balance of $2,027 million, discounts of $40 million and debt issuance costs of $17 million. The scheduled aggregate maturities of long-term debt for the next five fiscal years (including the current portion and excluding debt issuance costs) are as follows: $9 million in 2022, $22 million in 2023, $44 million in 2024, $175 million in 2025 and zero in 2026.

Credit Agreements and Refinancing

Note Issuance and existing notes tender

During August 2021, a subsidiary of Ashland, Ashland LLC, completed the issuance of 3.375% senior unsecured notes due 2031 with an aggregate principal amount of $450 million (the 2031 Notes). The notes are senior unsecured obligations of Ashland LLC and initially guaranteed on an unsecured basis by Ashland Global Holdings Inc. Ashland used the net proceeds of the offering (after deducting initial purchasers' discounts and other fees and expenses) to redeem its obligations under the existing 4.750% senior notes due 2022 described below in debt repayments, and to pay fees and expenses associated therewith.

Ashland incurred $6 million of new debt issuance costs in connection with the 2031 Notes, which is amortized using the effective interest method over the Notes' term and was included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

2020 Credit Agreement

During January 2020, Ashland LLC and Ashland Services B.V., subsidiaries of Ashland, entered into a new senior unsecured credit agreement (the 2020 Credit Agreement) with a group of lenders, replacing the 2017 Credit Agreement. The 2020 Credit Agreement provides for (i) a $600 million unsecured five-year revolving credit facility (the 2020 Revolving Credit Facility) and (ii) a $250 million unsecured five-year term loan facility (the 2020 Term Loan Facility). The 2020 Credit Agreement is guaranteed by Ashland Global Holdings Inc. and Ashland Chemco Inc., and the obligations of Ashland Services B.V. under the 2020 Revolving Credit Facility are guaranteed by Ashland LLC. Proceeds of borrowings under the 2020 Revolving Credit Facility were used to refinance the Ashland’s existing 2017 Credit Agreement, to provide ongoing working capital and for other general corporate purposes. The proceeds under the 2020 Term Loan Facility were used to refinance a portion of Ashland’s outstanding 4.750% Senior Notes due 2022, 6.875% Senior Notes due 2043 and Hercules LLC’s 6.500% junior subordinated debentures.

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

Debt repayments and repurchases

Cash repatriation

During 2021 and 2020, Ashland repatriated approximately $131 million and $576 million (including the proceeds of the 2020 senior notes due 2028), respectively, in cash that was primarily used to repay existing debt, principally portions of the 4.75% senior notes due 2022, the 6.875% senior notes due 2043 and the 6.5% junior notes in 2020 and the TLA Facility and TLB Facility in 2019 (as previously discussed).

2021 Debt repayments and repurchases

Redemption of 4.750% senior notes due 2022

During 2021, Ashland redeemed all of its outstanding 4.750% senior notes due 2022 (the 2022 Notes), of which approximately $411 million were outstanding. Ashland recognized a $1 million charge related to accelerated accretion on debt discounts and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss). Proceeds from the 2031 Notes were used to pay for the redemption.

Total premiums paid for all the tender offers in 2021 noted above were $16 million, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

2020 Debt repayments and repurchases

Tender offers of 4.750% senior notes due 2022

During 2020, Ashland executed tender offers of the 2022 Notes. As a result of these repurchases, the carrying values of the 2022 Notes was reduced by $670 million. Ashland recognized a $5 million charge related to accelerated accretion on debt discounts and accelerated amortization of previously capitalized debt issuance costs, which is included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Accounts receivable facilities and off-balance sheet arrangements

U.S. accounts receivable sales program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose and consolidated Ashland subsidiary entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at $125 million between February and October of each year and up to $100 million all other times. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization. The arrangement terminates on May 31, 2023, unless terminated earlier pursuant to the terms of the agreement.

Ashland determined that any receivables transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received a true sale at law and non-consolidation opinions to support the legal isolation of these receivables. Ashland accounts for the receivables transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the Net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a $1 million loss within the Statements of Consolidated Comprehensive Income (Loss) for 2021 within the net interest and other expense caption associated with sales under the program. Ashland has recorded $113 million of sales against the buyer’s limit, which was $125 million at September 30, 2021. Ashland transferred $167 million in receivables to the SPE as of September 30, 2021. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2021 of less than $1 million. As of September 30, 2021, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $432 million, of which $319 million was collected by Ashland in our capacity as a servicer of the receivables and remitted to the buyer. The difference of $113 million represents the proceeds from new transfers of receivables as of September 30, 2021 of which $21 million related to Performance Adhesives.

2018 foreign accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program originally had a term of two years, but was extended to August 2021 in September 2019. During July 2021, the termination date of the Program was extended to July 2023. During July 2020, the available funding for qualified receivables under the accounts receivable securitization facility decreased from €115 million to €100 million.

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

At September 30, 2021 and 2020, the outstanding amount of accounts receivable transferred by Ashland to the Purchaser was $152 million and $131 million, respectively, and there were $117 million and $93 million, respectively, of borrowings (denominated in multiple currencies) under the facility. The weighted-average interest rate for this instrument was 0.6% and 1.2% for 2021 and 2020, respectively.

2012 U.S. accounts receivable securitization

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

On March 17, 2021, Ashland terminated its U.S. 2012 Accounts Receivable Securitization Facility. This program had no outstanding borrowings at its termination. At September 30, 2020, the outstanding amount of accounts receivable pledged was $151 million and borrowings under the facility totaled $84 million. The weighted-average interest rate for this instrument was 1.8% for 2020. This program did not meet the criteria for sale accounting and was reported as secured borrowing under ASC 860.

Other debt

At September 30, 2021 and 2020, Ashland held other debt totaling $83 million and $81 million, respectively, comprised primarily of a European short-term loan facility, the 6.50% notes due 2029 and other notes.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the $600 million 2020 Revolving Credit Facility was $356 million due to an outstanding balance of $225 million, as well as a reduction of $19 million for letters of credit outstanding at September 30, 2021. Ashland's total borrowing capacity at September 30, 2021 was $356 million, which included zero of available capacity from the foreign 2018 accounts receivable securitization facility.

Additionally, Ashland has $12 million available liquidity under its current U.S. Accounts Receivable Sales Program.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2021, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2020 Credit Agreement) is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled within item 7 of this document. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2021, Ashland’s calculation of the consolidated net leverage ratio was 3.2.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2021, Ashland’s calculation of the consolidated interest coverage ratio was 9.4.

Guarantee of senior notes

Ashland Global Holdings Inc. fully and unconditionally guaranteed the 2.00% notes due 2028, 3.375% notes due 2031 and 6.875% notes due 2043 and has no significant independent assets or operations.

Net interest and other expense (income)

(In millions)	2021	2020	2019
Interest expense (a)	$69	$88	$114
Interest income	(1)	(1)	(2)
Loss on the accounts receivables sale program	1	—	—
Investment securities income (b)	(33)	(30)	(17)
Other financing costs (c)	20	62	4
	$56	$119	$99

(a) Includes $1 million, $8 million and $6 million of accelerated accretion and/or amortization for original issue discounts and debt issuance costs during 2021, 2020 and 2019, respectively.

(b) Represents investment income related to the restricted investments discussed in Note F.

(c) Includes costs of $16 million related to early redemption premium payments for the 2022 notes during 2021, and $59 million related to early redemption premium payments for the 2022 Notes, 2043 Notes and 2029 Junior Debentures during 2020.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Normal amortization	$6	$7	$7
Accelerated amortization (a)	1	8	6
Total	$7	$15	$13

(a)
Fiscal year 2021 includes $1 million of accelerated debt issuance cost for the 2022 Notes. Fiscal year 2020 includes $2 million of accelerated accretion of the recorded debt discount for the 2022 Notes, 2029 Junior Debentures and 2043 Notes, while the remaining amounts in each year related to the accelerated amortization of debt issuance costs.

NOTE J – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2021	2020
Deferred compensation investments	$92	$173
Tax and tax indemnity receivables	9	41
Life insurance policies	63	60
Manufacturing catalyst supplies	28	35
Defined benefit plan assets	28	37
Equity and other unconsolidated investments	4	5
Land use rights	7	6
Environmental insurance receivables	13	13
Debt issuance costs	3	4
Other	20	20
	$267	$394

Deferred compensation investments

Deferred compensation investments consist of insurance policies valued at cash surrender value. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). The gains on these investments were $10 million during 2021 and 2020, and $7 million during 2019. During 2021, Ashland liquidated $90 million of deferred compensation investments to fund the Environmental trust. See Note A for additional details.

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2021	2020
Tax liabilities	$145	$214
Environmental remediation reserves	152	150
Deferred compensation	31	32
Other	21	36
	$349	$432

NOTE K – LEASING ARRANGEMENTS

Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. Substantially all of Ashland’s leases are operating leases or short-term leases. Real estate leases represented over 80% of the total lease liability at September 30, 2021 and 2020, respectively. See Note A for additional information related to Ashland’s leasing policies.

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

(In millions)	Location	2021	2020
Lease cost:
Operating lease cost	Selling, General & Administrative	$13	$14
Operating lease cost	Cost of Sales	15	15
Variable lease cost	Selling, General & Administrative	3	5
Variable lease cost	Cost of Sales	3	3
Short-term leases	Cost of Sales	3	5
Total lease cost		$37	$42

The following table summarizes Ashland’s lease assets and liabilities as presented in the Consolidated Balance Sheet at September 30:

(In millions)	2021	2020
Assets
Operating lease assets, net	$124	$126
Total lease assets	$124	126

Liabilities
Current operating lease obligations	$23	$22
Non-current operating lease obligations	110	114
Total lease liabilities	$133	$136

Ashland often has options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at Ashland's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland's discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of September 30, 2021 and 2020 was approximately 15 and 16 years, respectively.

Residual value guarantees are not common within Ashland's lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral. Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of September 30, 2021 and 2020 was 2.8% and 2.6%, respectively. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations was $23 million and $5 million for the twelve months ended September 30, 2021 and 2020, respectively. This includes $1 million of right-of-use assets and operating lease obligations recorded as a result of the purchase of Schülke personal care business during 2021.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities for during 2021 and 2020:

(In millions)	2021	2020
Operating cash flows from operating leases	$29	$27

The following table summarizes Ashland's maturities of lease liabilities as of September 30, 2021 and 2020:

(In millions)	2021
2022	$39
2023	20
2024	16
2025	11
2026	9
Thereafter	78
Total lease payments	173
Less amount of lease payment representing interest	(40)
Total present value of lease payments	$133

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

Income Tax Provision

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2021	2020	2019
Current
Federal	$(35)	$(4)	$(11)
State	(2)	(7)	(11)
Foreign	25	31	34
	(12)	20	12
Deferred	(26)	(42)	18
Income tax expense (benefit)	$(38)	$(22)	$30

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

(In millions)	2021	2020
Deferred tax assets
Foreign net operating loss carryforwards (a)	$30	$37
Employee benefit obligations	30	30
Environmental, self-insurance and litigation reserves (net of receivables)	99	103
State net operating loss carryforwards (net of unrecognized tax benefits) (b)	32	37
Compensation accruals	24	23
Credit carryforwards (net of unrecognized tax benefits) (c)	19	19
Other items	11	30
Other lease liability	20	36
Valuation allowances (d)	(74)	(75)
Total deferred tax assets	191	240
Deferred tax liabilities
Goodwill and other intangibles (e)	201	200
Property, plant and equipment	179	208
Right of use assets	18	34
Other	—	1
Total deferred tax liabilities	398	443
Net deferred tax liability	$(207)	$(203)

(a) Gross net operating loss carryforwards of $119 million will expire in future years beyond 2022 or have no expiration.

(b) Apportioned net operating loss carryforwards generated of $950 million will expire in future years as follows: $119 million in 2022 and the remaining balance in other future years.

(c) Credit carryforwards consist primarily of foreign tax credits of $13 million expiring in 2029 and other future years, and state tax credits of $6 million that will expire in 2025 and other future years.

(d) Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards and certain federal credit carryforwards.

(e) The total gross amount of goodwill as of September 30, 2021 expected to be deductible for tax purposes is $47 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow. The foreign components of income from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2021	2020	2019
Income (loss) from continuing operations before income taxes
United States	$(96)	$(642)	$(143)
Foreign	231	65	134
Income (loss) from continuing operations before income taxes	$135	$(577)	$(9)

Income taxes computed at U.S. statutory rate (a)	$28	$(121)	$(2)
Increase (decrease) in amount computed resulting from
Tax reform (b)	—	(23)	29
Uncertain tax positions	(49)	9	10
Deemed inclusions, foreign dividends and other restructuring (c)	25	35	31
Foreign tax credits	(20)	(14)	(15)
Valuation allowance changes (d)	4	(1)	14
Research and development credits	(3)	(6)	(5)
State taxes	(5)	(4)	(8)
Goodwill impairment	2	95	—
International rate differential	(18)	(2)	(30)
Other items (e)	(2)	10	6
Income tax expense (benefit)	$(38)	$(22)	$30

(a) The domestic tax rate is 21% for 2021, 2020 and 2019.

(b) 2020 includes a benefit of $23 million from Swiss tax reform. 2019 includes an expense of $29 million related to a return to provision adjustment for transition tax.

(c) 2021 includes $17 million primarily related to GILTI permanent adjustments. 2020 includes $33 million primarily related to GILTI permanent adjustments. 2019 includes $20 million primarily related to GILTI permanent adjustments.

(d) 2021 includes $13 million related to certain foreign tax credits partially offset by $5 million related to state NOL's and $4 million related to foreign jurisdictions. 2019 includes $5 million related to state tax NOL’s and $9 million related to a foreign jurisdiction.

(e) 2021 includes $14 million related to the sale of a Specialty Additives facility partially offset by miscellaneous other items. 2020 includes $4 million for foreign withholding taxes.

The 2021 effective tax rate was impacted by the sale of a Specialty Additives facility and uncertain tax positions, partially offset by valuation allowance on certain domestic attribute carryforwards. The 2020 effective tax rate was impacted by Swiss Tax Reform and non-deductible goodwill impairment. The 2020 and 2019 effective tax rates were impacted by jurisdictional income mix, restructuring activities, and the impact of U.S. tax reform.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Ashland had $82 million and $171 million of unrecognized tax benefits at September 30, 2021 and 2020, respectively, recorded within other noncurrent liabilities. As of September 30, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $70 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) in the Statements of Consolidated Comprehensive Income. Such interest and penalties totaled a $15 million benefit in 2021, $8 million expense in 2020 and $5 million benefit in 2019. Ashland had $11 million and $32 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2021 and 2020, respectively.

Changes in unrecognized tax benefits were as follows:

(In millions)
Balance at September 30, 2019 (a)	$165
Increases related to positions taken on items from prior years	6
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	5
Lapse of statute of limitations	(3)
Disposition of Composites and Marl facility	—
Balance at September 30, 2020	171
Increases related to positions taken on items from prior years	8
Decreases related to positions taken on items from prior years	(70)
Increases related to positions taken in the current year	11
Lapse of statute of limitations	(20)
Settlements	(18)
Balance at September 30, 2021	$82

(a) Ashland has indemnity receivables from Valvoline and Pharmachem for $1 million and $29 million of the gross unrecognized tax benefits at September 30, 2021 and 2020, respectively, recorded within other noncurrent assets.

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $6 million and $16 million for continuing operations. For the remaining balance as of September 30, 2021, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Foreign taxing jurisdictions significant to Ashland include Brazil, Canada, China, Germany, Mexico, Netherlands, Spain, Switzerland and United Kingdom. Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2017 and U.S. state income tax examinations by tax authorities for periods after September 30, 2014. With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2015.

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

Postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost increase trend rate as of September 30, 2021 was 6.6% and continues to be reduced to 4.5% in 2037 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care costs.

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

	Pension benefits			Other postretirement benefits
(In millions)	2021	2020	2019	2021	2020	2019
Net periodic benefit costs (income)
Service cost (a)	$5	$5	$6	$1	$1	$1
Interest cost (b)	6	7	10	2	2	2
Curtailment, settlement and other (b)	—	—	(18)	—	—	—
Expected return on plan assets (b)	(8)	(11)	(10)	—	—	—
Actuarial (gain) loss (b)	3	1	17	(2)	(2)	(7)
	$6	$2	$5	$1	$1	$(4)
Weighted-average plan assumptions (c)
Discount rate for service cost	1.81%	1.84%	2.40%	3.15%	3.39%	4.37%
Discount rate for interest cost	1.69%	2.16%	3.02%	1.93%	2.76%	3.91%
Rate of compensation increase	2.53%	2.51%	2.52%
Expected long-term rate of return on plan assets	2.43%	3.05%	3.44%

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

The changes in prior service credit recognized in accumulated other comprehensive income during both 2021 and 2020 were less than $1 million each. At September 30, 2021, Ashland expects to recognize less than $1 million of the prior service credit in accumulated other comprehensive income as net periodic benefit cost (income) during the next fiscal year.

At September 30, 2021 and 2020, the amounts included in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2021	2020	2021	2020
Prior service credit	$2	$2	$—	$—

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan. In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2021 and 2020 are as follows.

			Other postretirement
	Pension plans		benefit plans
(In millions)	2021	2020	2021	2020
Change in benefit obligations
Benefit obligations at October 1	$418	$405	$50	$52
Service cost	5	5	1	1
Interest cost	6	7	1	2
Participant contributions	—	1	—	—
Benefits paid	(16)	(15)	(3)	(3)
Actuarial (gain) loss	2	7	(2)	(2)
Curtailments	(1)	(1)	—	—
Foreign currency exchange rate changes	8	16	—	—
Other (including acquisitions)	3	(1)	—	—
Settlements	(3)	(6)	—	—
Benefit obligations at September 30	$422	$418	$47	$50
Change in plan assets
Value of plan assets at October 1	$347	$337	$—	$—
Actual return on plan assets	7	14	—	—
Employer contributions	7	6	—	—
Participant contributions	—	1	—	—
Benefits paid	(16)	(15)	—	—
Foreign currency exchange rate changes	10	12	—	—
Settlements	(3)	(6)	—	—
Other	(1)	(2)	—	—
Value of plan assets at September 30	$351	$347	$—	$—

Unfunded status of the plans	$(71)	$(71)	$(47)	$(50)

Amounts recognized in the balance sheet
Noncurrent benefit assets	$28	$37	$—	$—
Current benefit liabilities	(3)	(1)	(4)	(3)
Noncurrent benefit liabilities	(96)	(107)	(43)	(47)
Net amount recognized	$(71)	$(71)	$(47)	$(50)

Weighted-average plan assumptions
Discount rate	2.06%	1.85%	2.75%	2.61%
Rate of compensation increase	2.53%	2.51%

The accumulated benefit obligation for all pension plans was $415 million at September 30, 2021 and $413 million at September 30, 2020. All Ashland pension plans are either qualified U.S. or non-US plans. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

(In millions)	2021	2020
Projected benefit obligation	$216	$219
Accumulated benefit obligation	209	214
Fair value of plan assets	117	112

Plan assets

The expected long-term rate of return on pension plan assets was 2.43% and 3.05% for September 30, 2021 and 2020, respectively. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2021. For additional information and a detailed description of each level within the fair value hierarchy, see Note F.

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$6	$6	$—	$—
U.S. Government securities	18	—	18	—
Non-U.S. Government securities	74	—	74	—
Corporate debt instruments	149	—	149	—
Listed real assets	16	—	16	—
Asset-backed securities	22	—	22	—
Corporate stocks	41	—	41	—
Insurance contracts	25	—	25	—
Total assets at fair value	$351	$6	$345	$—

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

The current asset allocation for the U.S. plans is 42.5% fixed income securities, 42% equity securities and 15.5% other securities. Fixed income securities primarily include cash and cash equivalents, long duration corporate debt obligations and U.S. government debt obligations. In addition, Ashland’s non-U.S. plan fixed income securities include insurance contracts. Equity securities are comprised solely of traditional public equity investments. Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. Although the investment allocation may vary based on funding percentages and whether plans are still accruing additional liabilities, the weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2021 and 2020 by asset category follow.

		Actual at September 30
(In millions)	Target	2021	2020
Plan assets allocation
Equity securities	5 - 45%	13%	10%
Fixed income securities	55 - 95%	82%	86%
Other	0 - 5%	5%	4%
		100%	100%

Cash flows

During 2021 and 2020, Ashland contributed $2 million and $1 million to its U.S. pension plans, respectively, and $6 million and $5 million to its non-U.S. pension plans, respectively. Ashland expects to contribute approximately zero to its U.S. pension plans and $5 million to its non-U.S. pension plans during 2022.

The following benefit payments, which reflect future service expectations, are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2022	$17	$4
2023	17	3
2024	17	3
2025	17	3
2026	18	3
2027 - 2031	96	15

Other plans
Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $21 million in 2021, and $24 million in 2020 and 2019, respectively. Ashland also sponsors various other employee benefit plans, some of which are required by different countries. The total noncurrent liabilities associated with these plans were $5 million and $3 million for September 30, 2021 and 2020, respectively.

NOTE N – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions, Ashland has retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, enacted legislation, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

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

(In thousands)	2021	2020	2019
Open claims - beginning of year	49	53	53
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(4)	(5)	(1)
Open claims - end of year	46	49	53

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Gnarus.

During the most recent update completed during 2021, it was determined that the liability for Ashland asbestos-related claims should be increased by $12 million. Total reserves for asbestos claims were $320 million at September 30, 2021 compared to $335 million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2021	2020	2019
Asbestos reserve - beginning of year	$335	$352	$380
Reserve adjustment	12	13	1
Amounts paid	(27)	(30)	(29)
Asbestos reserve - end of year (a)	$320	$335	$352

(a) Included $29 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2021 and 2020.

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

At September 30, 2021, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $100 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $103 million at September 30, 2020. During 2021, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $8 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2021	2020	2019
Insurance receivable - beginning of year	$103	$123	$140
Receivable adjustment (a)	6	1	(5)
Insurance settlement	—	(10)	—
Amounts collected	(9)	(11)	(12)
Insurance receivable - end of year (b)	$100	$103	$123

(a) 2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard described in Note A.

(b) Included $12 million and $14 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.

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

(In thousands)	2021	2020	2019
Open claims - beginning of year	12	13	13
New claims filed	1	1	1
Claims dismissed	(1)	(2)	(1)
Open claims - end of year	12	12	13

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during 2021, it was determined that the liability for Hercules asbestos-related claims should be increased by $8 million. Total reserves for asbestos claims were $217 million at September 30, 2021 compared to $229 million at September 30, 2020.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2021	2020	2019
Asbestos reserve - beginning of year	$229	$252	$282
Reserve adjustments	8	(3)	(10)
Amounts paid	(20)	(20)	(20)
Asbestos reserve - end of year (a)	$217	$229	$252

(a) Included $18 million and $22 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and 2020, the receivables from insurers amounted to $47 million for both periods. During 2021, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $2 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2021	2020	2019
Insurance receivable - beginning of year	$47	$49	$54
Receivable adjustment (a)	1	(2)	(5)
Amounts collected	(1)	—	—
Insurance receivable - end of year (b)	$47	$47	$49

(a) 2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard described in Note A.

(b) Includes $1 million and zero classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $482 million for the Ashland asbestos-related litigation (current reserve of $320 million) and approximately $334 million for the Hercules asbestos-related litigation (current reserve of $217 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2021, such locations included 81 waste treatment or disposal sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 112 current and former operating facilities and about 1,225 service station properties, of which 18 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $207 million at September 30, 2021 compared to $200 million at September 30, 2020, of which $152 million at September 30, 2021 and $150 million at September 30, 2020 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2021 and 2020.

(In millions)	2021	2020
Environmental remediation reserve - beginning of year	$200	$186
Disbursements	(44)	(35)
Revised obligation estimates and accretion	51	49
Environmental remediation reserve - end of year	$207	$200

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2021 and 2020, Ashland’s recorded receivable for these probable insurance recoveries was $16 million and $15 million, respectively, of which $13 million and $13 million was classified in other noncurrent assets in the respective Consolidated Balance Sheets.

During 2021, 2020 and 2019, Ashland recognized $50 million, $48 million and $30 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the years ended September 30, 2021, 2020 and 2019.

(In millions)	2021	2020	2019
Environmental expense	$50	$48	$30
Accretion	1	1	1
Legal expense	4	5	6
Total expense	55	54	37

Insurance receivable	(4)	(6)	(3)
Total expense, net of receivable activity (a)	$51	$48	$34

(a) Net expense of $6 million, $12 million and $7 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively, related to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2021 and 2020. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2021 and 2020.

NOTE O – EQUITY ITEMS

Stock repurchase programs

During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program. Under the new program, Ashland’s common shares may be repurchased in open market transactions, privately negotiated transactions or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans. As of September 30, 2021, $350 million remained available for repurchase under the 2018 stock repurchase program.

Stock repurchase program agreements

In September 2021, under the 2018 stock repurchase program, Ashland announced that it entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The program is expected to terminate by March 2022, resulting in a final share repurchase transaction.

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

Stockholder dividends

Ashland paid dividends per common share of $1.15, $1.10 and $1.05 during 2021, 2020 and 2019, respectively.

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30.0 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 27.5 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2021.

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2019, each quarter of fiscal 2020 and the first and second quarters of 2021.

Shares reserved for issuance

At September 30, 2021, 18.1 million common shares were reserved for issuance under stock incentive and deferred compensation plans.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table, before tax and net of tax effects.

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2021
Other comprehensive income (loss)
Unrealized translation income	$8	$(1)	$7
Unrealized gain on commodity hedges	5	(1)	4
Total other comprehensive gain	$13	$(2)	$11

Year ended September 30, 2020
Other comprehensive income (loss)
Unrealized translation income	$28	$(1)	$27
Total other comprehensive loss	$28	$(1)	$27

Year ended September 30, 2019
Other comprehensive income (loss)
Unrealized translation loss	$(80)	$—	$(80)
Pension and postretirement obligation adjustment	(7)	2	(5)
Total other comprehensive loss	$(87)	$2	$(85)

(a) Due to the adoption of new accounting guidance in fiscal 2019, unrealized gains and losses on Ashland’s equity securities are now recognized in net income rather than other comprehensive income. See Notes A and F for more information.

Summary of Stockholders’ Equity

A reconciliation of changes in stockholders’ equity are as follows:

(In millions)	2021	2020	2019
Common stock and paid in capital
Balance, beginning of period	$770	$757	$947
Common shares issued under stock incentive and other plans (a)	8	13	10
Common shares purchased under repurchase program (b)	(450)	—	(200)
Balance, end of period	328	770	757
Retained earnings
Balance, beginning of period	2,649	3,224	2,750
Adoption of new accounting pronouncements (c)	(2)	—	34
Net income (loss)	220	(508)	505
Regular dividends	(71)	(67)	(65)
Balance, end of period	2,796	2,649	3,224
Accumulated other comprehensive income (loss)
Balance, beginning of period	(383)	(410)	(291)
Adoption of new accounting pronouncements (c)	—	—	(34)
Unrealized translation gain (loss)	7	27	(80)
Unrealized gain on commodity hedges	4	—	—
Pension and postretirement obligation adjustment	—	—	(5)
Balance, end of period	(372)	(383)	(410)
Total stockholders' equity	$2,752	$3,036	$3,571
Cash dividends declared per common share	$1.15	$1.10	$1.05

(a) Common shares issued were 183,281, 391,180 and 336,188 for 2021, 2020 and 2019, respectively.

(b) Common shares repurchased were 3,922,423 and 2,637,054 for 2021 and 2019, respectively.

(c) Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the measurement of credit losses on financial instruments during fiscal 2021. Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the accounting for equity securities and tax effects of intercompany transfers during fiscal 2019. See Note A for more information.

NOTE P – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted performance share awards or nonvested stock awards. Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland. Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the applicable vesting period and accounts for forfeitures when they occur across all stock-based awards.

The components of Ashland's pretax compensation expense for stock-based awards (net of forfeitures) and associated income tax benefits are as follows.

(In millions)	2021	(a)	2020	(b)	2019	(c)
SARs	$2		$5		$7
Nonvested stock awards	10		10		18
Performance share awards	6		1		1
	$18		$16		$26

Income tax benefit	$4		$4		$6

(a) The year ended September 30, 2021 included $3 million and zero of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.

(b) The year ended September 30, 2020 included $2 million and zero of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.

(c) The year ended September 30, 2019 included $5 million and zero of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.

Stock Appreciation Rights

SARs were granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs lapse ten years after the date of grant. Ashland estimates the fair value of SARs granted using the Black-Scholes option-pricing model. This model requires several assumptions, which Ashland has developed and updates based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments. The following table illustrates the weighted-average of key assumptions used within the Black-Scholes option-pricing model. The risk-free interest rate assumption was based on the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the instrument. The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases. The volatility assumption was calculated by utilizing peer companies because historical volatility was not considered reflective of future volatility given the divestitures discussed in Notes C and D. The expected life is based on the mid-point of the weighted average time to vest and contractual term. Ashland did not grant any SARs during 2021.

(In millions except per share data)	2020	2019
Weighted-average fair value per share of SARs granted	$16.15	$21.95
Assumptions (weighted-average)
Risk-free interest rate	1.7%	3.0%
Expected dividend yield	1.4%	1.2%
Expected volatility	23.0%	25.9%
Expected life (in years)	6	6

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2021		2020		2019
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	exercise price	common	exercise price	common	exercise price
share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	1,993	$61.11	2,102	$57.94	2,263	$53.21
Granted	—	—	314	77.58	299	82.34
Exercised	(386)	54.44	(271)	46.00	(380)	46.15
Forfeitures and expirations	(64)	77.17	(152)	78.27	(80)	71.38
Outstanding - end of year (a)	1,543	62.14	1,993	61.11	2,102	57.94
Exercisable - end of year	1,415	60.68	1,609	57.31	1,579	53.04

(a) Exercise prices per share for SARs outstanding at September 30, 2021 ranged from $29.50 to $47.63 for 204 thousand shares, from $57.96 to $59.95 for 674 thousand shares, from $62.33 to $67.16 for 375 thousand shares, and from $75.57 to $82.34 for 290 thousand shares. The weighted-average remaining contractual life of outstanding SARs and stock options was 5.0 years and exercisable SARs and stock options was 4.7 years

The total intrinsic value of SARs exercised was $12 million in 2021, $8 million in 2020 and $12 million in 2019. The actual tax benefit realized from the exercised SARs was $3 million in 2021, $2 million in 2020 and $3 million in 2019. The total grant date fair value of SARs that vested during 2021, 2020 and 2019 was $1 million, $4 million and $8 million, respectively. As of September 30, 2021, there was $1 million of total unrecognized compensation costs related to SARs. That cost is expected to be recognized over a weighted-average period of 3.4 years. As of September 30, 2021, the aggregate intrinsic value of outstanding SARs and exercisable SARs was $42 million and $40 million, respectively.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2021		2020		2019
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	grant date	common	grant date	common	grant date
share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	199	$74.57	215	$73.26	291	$66.98
Granted	93	78.96	140	75.42	96	81.31
Vested	(69)	75.10	(125)	72.43	(151)	66.24
Forfeitures	(12)	79.02	(31)	77.99	(21)	73.63
Nonvested - end of year	211	76.10	199	74.57	215	73.26

The total fair value of nonvested stock awards that vested during 2021, 2020 and 2019 was $5 million, $9 million and $10 million, respectively. As of September 30, 2021, there was $7 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of September 30, 2021, 84 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $3 million, $2 million, and $5 million during 2021, 2020 and 2019, respectively.

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

For awards granted in prior years, upon vesting, each performance unit will be settled in stock based on the fair market value of Ashland common stock and recorded as a component of stockholders’ equity. The financial performance award metric represents a performance condition under applicable U.S. GAAP. Additionally, the actual number of performance units issuable upon vesting can be potentially increased or decreased based on a total shareholder return (TSR) performance modifier relative to peers for Ashland.

For awards granted in 2021 and 2020, each performance share is convertible to one share of Ashland Common Stock and recorded as a component of stockholders’ equity. Performance measures used to determine the actual number of performance shares issuable upon vesting includes 60:40 weighting of Ashland’s total shareholder return (TSR) performance and Ashland’s return on net assets (RONA) performance as compared to internal targets. TSR relative to peers is considered a market condition while RONA is considered a performance condition in accordance with U.S. GAAP.

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

				Weighted-
		Target		average
		shares/units		fair value per
(In thousands)	Vesting period	granted	(a)	share/unit	(a)
Fiscal Year 2021	October 1, 2020 - September 30, 2023	122		$90.44
Fiscal Year 2020	October 1, 2019 - September 30, 2022	110		$88.65
Fiscal Year 2019	October 1, 2018 - September 30, 2021	78		$84.93

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

	2021	2020	2019
Risk-free interest rate	0.2%	1.6%	2.9%
Expected dividend yield	1.6%	1.4%	1.3%
Expected life (in years)	3	3	3
Expected volatility	32.7%	20.5%	24.6%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock or cash (fiscal year 2017 only).

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		average		average		average
(In thousands except per	Shares/	grant date	Shares/	grant date	Shares/	grant date
share data)	Units	fair value	Units	fair value	Units	fair value
Nonvested - beginning of year	227	$80.86	260	$76.59	260	$64.55
Granted	122	90.44	110	88.65	78	84.93
Vested	(79)	68.93	(92)	77.09	(68)	61.67
Forfeitures	(17)	89.36	(51)	82.53	(10)	65.16
Nonvested - end of year	253	88.66	227	80.86	260	76.59

As of September 30, 2021, there was $10 million of total unrecognized compensation costs related to nonvested performance share/unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

NOTE Q – REVENUE

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Consolidated Balance Sheets. Ashland’s trade receivables were $308 million and $400 million as of September 30, 2021 and September 30, 2020, respectively. See Note I for additional information on Ashland's program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment and geographical region, as Ashland believes these categories best depict how management reviews the financial performance of its operations for the twelve months ended September 30, 2021, 2020 and 2019. Ashland includes only U.S. and Canada in its North America designation. See the following tables for details (Intersegment sales eliminations have been excluded. See Note R for additional information.)

Sales by geography
(In millions)	2021	2020	2019
Life Sciences
North America	$229	$226	$252
Europe	242	229	226
Asia Pacific	192	181	182
Latin America & other	74	72	72
	$737	$708	$732

(In millions)	2021	2020	2019
Personal Care & Household
North America	$180	$185	$182
Europe	240	258	280
Asia Pacific	100	97	109
Latin America & other	72	75	80
	$592	$615	$651

(In millions)	2021	2020	2019
Specialty Additives
North America	$203	$199	$218
Europe	246	218	237
Asia Pacific	171	134	160
Latin America & other	35	38	39
	$655	$589	$654

(In millions)	2021	2020	2019
Intermediates and Solvents
North America	$114	$73	$107
Europe	28	24	23
Asia Pacific	29	26	25
Latin America & other	7	6	5
	$178	$129	$160

For fiscal 2021, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 39% of total consolidated sales and polyvinylprrolidones (PVP) representing 19% of total consolidated sales.

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

Change in reportable segments

As previously described in Note C, Ashland announced that it had signed a definitive agreement on August 30, 2021 to sell its Performance Adhesives segment. The operating results and cash flows for the Performance Adhesives segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented. As a result, Ashland’s reportable segments included Life Sciences, Personal Care & Household, Specialty Additives, and Intermediates and Solvents.

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

International data

Information about Ashland’s domestic and international operations follows. Ashland has no operations in any individual international country or single customer that represented more than 10% of sales in 2021, 2020 or 2019.

	Sales to external customers			Net assets (liabilities)		Property, plant and equipment - net
(In millions)	2021	2020	2019	2021	2020	2021	2020
United States	$637	$623	$674	$1,520	$1,919	$1,092	$1,147
International	1,474	1,393	1,474	1,232	1,117	335	338
	$2,111	$2,016	$2,148	$2,752	$3,036	$1,427	$1,485

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

The following table presents various financial information for each reportable segment for the years ended September 30, 2021, 2020 and 2019.

Ashland Global Holdings Inc. and Consolidated Subsidiaries
Reportable Segment Information
Years Ended September 30
(In millions)	2021	2020	2019
Sales
Life Sciences	$737	$708	$732
Personal Care & Household	592	615	651
Specialty Additives	655	589	654
Intermediates and Solvents	178	129	160
Intersegment sales (a)	(51)	(25)	(49)
	$2,111	$2,016	$2,148
Equity income
Life Sciences	$—	$—	$—
Personal Care & Household	—	—	—
Specialty Additives	—	—	—
Intermediates and Solvents	—	—	—
	$—	$—	$—
Other income (expense)
Life Sciences	$—	$1	$—
Personal Care & Household	2	—	(1)
Specialty Additives	—	1	—
Intermediates and Solvents	—	—	—
Unallocated and Other	7	6	5
	$9	$8	$4
Equity and other income	$9	$8	$4

Operating income (loss)
Life Sciences	$130	$123	$114
Personal Care & Household (b)	73	(296)	85
Specialty Additives (b)	61	(132)	18
Intermediates and Solvents	35	(10)	28
Unallocated and Other	(118)	(148)	(159)
	$181	$(463)	$86

(In millions)	2021	2020	2019
Depreciation expense
Life Sciences	$36	$33	$33
Personal Care & Household	39	41	42
Specialty Additives	66	62	98
Intermediates and Solvents	12	13	10
Unallocated and Other	1	2	5
	$154	$151	$188
Amortization expense (c)
Life Sciences	$28	$27	$28
Personal Care & Household	42	36	37
Specialty Additives	19	19	21
Intermediates and Solvents	1	1	3
Unallocated and Other	—	1	—
	$90	$84	$89
EBITDA (d) (e)
Life Sciences	$194	$183	$175
Personal Care & Household	154	(219)	164
Specialty Additives	146	(51)	137
Intermediates and Solvents	48	4	41
Unallocated and Other	(117)	(145)	(154)
	$425	$(228)	$363
Additions to property, plant and equipment
Life Sciences	$27	$51	$54
Personal Care & Household	7	13	20
Specialty Additives	67	59	57
Intermediates and Solvents	2	5	7
Unallocated and Other	2	5	9
	$105	$133	$147

(In millions)	2021	2020
Assets
Life Sciences	$1,945	$1,974
Personal Care & Household (f)	1,145	939
Specialty Additives	1,636	1,666
Intermediates and Solvents	160	161
Unallocated and Other (g)	1,726	2,137
	$6,612	$6,877
Property, plant and equipment - net
Life Sciences	$451	$439
Personal Care & Household	159	205
Specialty Additives	651	656
Intermediates and Solvents	61	72
Unallocated and Other	105	113
	$1,427	$1,485

(a)
Intersegment sales from Intermediates and Solvents are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a fixed asset impairment of $3 million related to Personal Care & Household and a capital project impairment of $10 million related to Specialty Additives for the year ended September 30, 2021.
(c)
Includes amortization of $4 million for the year ended September 30, 2019 related to land-use-rights associated with other non-current assets.
(d)
Excludes income (loss) from discontinued operations, other net periodic benefit income (expense) and net income (loss) on divestitures. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.
(e)
Includes $39 million of accelerated depreciation for the year ended September 30, 2019.
(f)
See Note B for acquired assets associated with the Schülke personal care business on April 30, 2021.
(g)
Includes assets held for sale.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents quarterly financial information and per share data relative to Ashland’s Common Stock.

Quarters ended	December 31		March 31		June 30		September 30
(In millions except per share data)	2020	2019	2021	2020	2021	2020	2021 (a)	2020 (b)
Sales	$468	$459	$509	$525	$543	$504	$591	$528
Cost of sales	321	331	349	358	370	332	401	396
Gross profit as a percentage of sales	31.4%	27.9%	31.4%	31.8%	31.9%	34.1%	32.1%	25.0%
Operating income (loss)	17	2	48	(490)	45	31	70	(6)
Income (loss) from continuing operations	43	21	25	(594)	72	32	33	(14)
Net income (loss)	56	32	41	(582)	80	37	43	5

Basic earnings per share
Continuing operations	$0.71	$0.34	$0.41	$(9.81)	$1.18	$0.53	$0.56	$(0.22)
Net income (loss)	$0.93	$0.54	$0.68	$(9.61)	$1.30	$0.61	$0.73	$0.07

Diluted earnings per share
Continuing operations	$0.70	$0.34	$0.40	$(9.81)	$1.17	$0.53	$0.55	$(0.22)
Net income (loss)	0.92	0.53	0.67	(9.61)	1.29	0.61	0.72	0.07

Regular cash dividends per share	$0.275	$0.275	$0.275	$0.275	$0.300	$0.275	$0.300	$0.275

(a)
Fourth quarter results for 2021 included pre-tax key items of $10 million related to environmental adjustments, $5 million loss on securities, $2 million for inventory fair value adjustments, $1 million related to pension costs, $16 million related to early redemption premium payments, $1 million related to accelerated debt issuance costs, and $3 million related to a plant impairment. Income tax expense for the fourth quarter included $8 million of net favorable tax specific key items.
(b)
Fourth quarter results for 2020 included pre-tax key items of $8 million related to environmental adjustments, $11 million gain on securities, $22 million related to restructuring, separation and other costs, and $47 million for inventory control measures. In addition, a $29 million (net of tax) gain on sale was recorded for the completed sale of the Maleic business within net income (loss). Income tax expense for the fourth quarter included $8 million of net unfavorable tax specific key items.

This page intentionally left blank.