Form 10-Q
period 2022-03-31
ASHLAND GLOBAL HOLDINGS INC
filed 2022-04-28
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At March 31, 2022, there were 54,534,322 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2022	2021	2022	2021
Sales	$604	$509	$1,115	$977
Cost of sales	384	349	735	670
Gross profit	220	160	380	307

Selling, general and administrative expense	90	79	172	180
Research and development expense	13	11	26	24
Intangibles amortization expense	24	22	47	43
Equity and other income	—	—	—	6
Operating income	93	48	135	66

Net interest and other expense	43	23	49	17
Other net periodic benefit income - Note K	1	—	1	—
Income (loss) on acquisitions and divestitures, net	7	(5)	7	9
Income from continuing operations before income taxes	58	20	94	58
Income tax expense (benefit)	20	(5)	24	(10)
Income from continuing operations	38	25	70	68
Income from discontinued operations (net of income taxes) - Note C	748	16	764	29
Net income	$786	$41	$834	$97

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$0.67	$0.41	$1.22	$1.11
Income from discontinued operations	13.23	0.27	13.48	0.48
Net income	$13.90	$0.68	$14.70	$1.59

Diluted earnings per share - Note M
Income from continuing operations	$0.66	$0.40	$1.20	$1.10
Income from discontinued operations	13.03	0.27	13.25	0.47
Net income	$13.69	$0.67	$14.45	$1.57

COMPREHENSIVE INCOME
Net income	$786	$41	$834	$97
Other comprehensive income, net of tax
Unrealized translation gain (loss)	(5)	(34)	(21)	14
Unrealized gain on commodity hedges	5	—	1	—
Other comprehensive income (loss) - Note N	—	(34)	(20)	14
Comprehensive income	$786	$7	$814	$111

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2022	September 30 2021
ASSETS
Current assets
Cash and cash equivalents	$964	$210
Accounts receivable (a) - Note H	407	369
Inventories - Note F	573	473
Other assets	77	68
Current assets held for sale - Note B	4	597
Total current assets	2,025	1,717
Noncurrent assets
Property, plant and equipment
Cost	3,081	3,066
Accumulated depreciation	1,701	1,639
Net property, plant and equipment	1,380	1,427
Goodwill - Note G	1,404	1,430
Intangibles - Note G	1,041	1,099
Operating lease assets, net - Note I	115	124
Restricted investments - Note E	387	384
Asbestos insurance receivable (b) - Note L	131	134
Deferred income taxes	30	30
Other assets	267	267
Total noncurrent assets	4,755	4,895
Total assets	$6,780	$6,612

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$—	$365
Current portion of long-term debt - Note H	—	9
Trade and other payables	248	236
Accrued expenses and other liabilities	541	251
Current operating lease obligations - Note I	21	23
Current liabilities held for sale - Note B	—	50
Total current liabilities	810	934
Noncurrent liabilities
Long-term debt - Note H	1,336	1,596
Asbestos litigation reserve - Note L	462	490
Deferred income taxes	218	237
Employee benefit obligations - Note K	140	144
Operating lease obligations - Note I	102	110
Other liabilities	331	349
Total noncurrent liabilities	2,589	2,926
Commitments and contingencies - Note L
Stockholders’ equity - Note N	3,381	2,752

Total liabilities and stockholders' equity	$6,780	$6,612

(a)
Accounts receivable includes an allowance for credit losses of $2 million at both March 31, 2022 and September 30, 2021.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million at both March 31, 2022 and September 30, 2021.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2022	2021
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$834	$97
Income from discontinued operations (net of income taxes)	(764)	(29)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	121	118
Original issue discount and debt issuance costs amortization	3	3
Deferred income taxes	(3)	(12)
Gain from sales of property and equipment	—	(3)
Distributions from equity affiliates	—	1
Stock based compensation expense	9	8
Excess tax benefit on stock based compensation	1	1
Loss (income) from restricted investments	14	(19)
Income on acquisitions and divestitures	—	(11)
Impairments	—	9
Pension contributions	(3)	(4)
Gain on pension and other postretirement plan remeasurements	(1)	—
Change in operating assets and liabilities (a)	(180)	(39)
Total cash flows provided by operating activities from continuing operations	31	120
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(37)	(53)
Proceeds from disposal of property, plant and equipment	11	5
Proceeds from sale or restructuring of operations	—	14
Company-owned life insurance payments	—	(1)
Net purchase of funds restricted for specific transactions	(44)	(1)
Reimbursements from restricted investments	28	18
Proceeds from sale of securities	46	47
Purchases of securities	(46)	(47)
Total cash flows used by investing activities from continuing operations	(42)	(18)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	(155)	—
Repayment of long-term debt	(250)	—
Proceeds from (repayment of) short-term debt	(365)	(195)
Cash dividends paid	(34)	(33)
Stock based compensation employee withholding taxes paid in cash	(6)	(5)
Total cash flows used by financing activities from continuing operations	(810)	(233)
CASH USED BY CONTINUING OPERATIONS	(821)	(131)
Cash provided (used) by discontinued operations
Operating cash flows	(73)	57
Investing cash flows	1,650	(11)
Total cash provided by discontinued operations	1,577	46
Effect of currency exchange rate changes on cash and cash equivalents	(2)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	754	(81)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	210	454
CASH AND CASH EQUIVALENTS - END OF PERIOD	$964	$373

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with Ashland Global Holdings Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Results of operations for the period ended March 31, 2022 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

On February 28, 2022, Ashland completed the sale of its Performance Adhesives segment to Arkema, a French société anonyme. This divestiture represented a strategic shift in Ashland's business and qualified as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows related to Performance Adhesives have been classified as discontinued operations for all periods presented within the Consolidated Financial Statements. See Notes B and C for additional information on this divestiture.

Ashland is comprised of four reportable segments: Life Sciences, Personal Care (formerly Personal Care and Household), Specialty Additives, and Intermediates (formerly Intermediates and Solvents). Unallocated and Other includes corporate governance activities and certain legacy matters. For additional information, see Note Q.

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

NOTE B – ACQUISITIONS AND DIVESTITURES

Acquisitions

Personal Care acquisition

On January 19, 2021, Ashland announced it had signed a definitive agreement to acquire the personal care business of Schülke & Mayr GmbH, a portfolio company of the global investment organization EQT.

The all-cash purchase price of Schülke was $312 million, which was completed before the end of the June 30, 2021 quarter.

During the three and six months ended March 31, 2021, Ashland incurred acquisition related transaction costs of $5 million, including $3 million of losses associated with foreign currency derivatives entered into to mitigate the foreign exchange exposure of the expected purchase price. The costs are recorded within the Income (loss) on acquisitions and divestitures, net caption in the Statements of Consolidated Comprehensive Income (Loss).

Divestitures

Performance Adhesives

On February 28, 2022, Ashland completed the sale of its Performance Adhesives business. Proceeds from the sale were approximately $1.7 billion, net of transaction costs. Ashland recognized a $732 million gain on sale within the Income from Discontinued Operations caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022.

The transaction represented a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results. Accordingly, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows, while the assets and liabilities that were sold have been classified within the Condensed Consolidated Balance Sheets as held for sale in periods preceding the sale. See Note C for the results of operations for Performance Adhesives for all periods presented.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $3 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, and $7 million and $8 million for the six months ended March 31, 2022 and 2021, respectively.

Following the completion of the sale, Ashland is expected to provide certain transition services to Arkema for a fee. While the transition services are expected to vary in duration depending upon the type of service provided, Ashland does not expect these transition services, or related fees, will be significant.

Other manufacturing facility sales

During the six months ended March 31, 2021, Ashland completed the sale of a Specialty Additives facility. Net proceeds received from the sale were approximately $14 million in the December 31, 2020 quarter ($20 million in total including a deposit received in fiscal year 2020). Ashland recognized a pre-tax gain of $14 million recorded within the Income (loss) on acquisitions and divestitures, net caption in the Statements of Consolidated Comprehensive Income (Loss).

Other corporate assets

During the three and six months ended March 31, 2022, Ashland completed a sale of excess land. The net book value of the land was $4 million as of September 30, 2021. Ashland received net proceeds of approximately $11 million and recorded a pre-tax gain of $7 million within the Income (loss) on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022.

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

	March 31	September 30
(In millions)	2022	2021
Accounts receivable, net	$—	$26
Inventories	—	27
Net property, plant and equipment	4	80
Goodwill	—	453
Operating lease assets, net	—	10
Other assets	—	1
Current assets held for sale	$4	$597

Trade and other payables	$—	$33
Accrued expenses and other liabilities	—	7
Current operating lease obligations	—	1
Operating lease obligations	—	9
Current liabilities held for sale	$—	$50

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and six months ended March 31, 2022 and 2021.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Income (loss) from discontinued operations (net of tax)
Performance Adhesives	$17	$18	$34	$36
Composites/Marl facility	—	(1)	—	(1)
Water Technologies	—	1	—	—
Distribution	(1)	(1)	(2)	(2)
Gain (loss) on disposal of discontinued operations (net of tax)
Performance Adhesives	732	—	732	—
Composites/Marl facility	—	(1)	—	(4)
	$748	$16	$764	$29

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Performance Adhesives for the three and six months ended March 31, 2022 and 2021. The sale of the Performance Adhesives business was completed on February 28, 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Income (loss) from discontinued operations attributable to Performance Adhesives
Sales	$75	$88	$171	$172
Cost of sales	(56)	(59)	(122)	(112)
Selling, general and administrative expense	(6)	(5)	(11)	(10)
Research and development expense	(1)	(2)	(3)	(4)
Pretax income of discontinued operations	12	22	35	46
Income tax (expense) benefit	5	(4)	(1)	(10)
Income from discontinued operations	$17	$18	$34	$36

NOTE D – RESTRUCTURING ACTIVITIES

Company-wide restructuring activities

Ashland periodically implements company-wide restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2020 and 2021 restructuring program

Ashland recorded severance expense of zero during both the three months ended March 31, 2022 and 2021 and income of $1 million and expense of $8 million during the six months ended March 31, 2022 and 2021, respectively, attributable to executive management changes and business management changes within the organization. As of March 31, 2022, the severance reserve associated with this transition was $3 million.

The following table details at March 31, 2022 and 2021, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2022 and 2021.

(In millions)	Severance costs
Balance at of September 30, 2021	$6
Restructuring reserve	(1)
Utilization (cash paid)	(2)
Balance at March 31, 2022	$3

(In millions)	Severance costs
Balance at of September 30, 2020	$39
Restructuring reserve	8
Utilization (cash paid)	(23)
Balance at March 31, 2021	$24

NOTE E – FAIR VALUE MEASUREMENTS

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

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2022.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$964	$964	$964	$—	$—
Restricted investments (a) (b)	423	423	423	—	—
Investment of captive insurance company (c)	9	9	9	—	—
Foreign currency derivatives (d)	3	3	—	3	—
Total return derivative (d)	1	1	—	1	—
Commodity derivatives (d)	5	5	—	5	—
Total assets at fair value	$1,405	$1,405	$1,396	$9	$—

Liabilities
Foreign currency derivatives (e)	$2	$2	$—	$2	$—
Total liabilities at fair value	$2	$2	$—	$2	$—

(a)
Included in restricted investments and $36 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $300 million related to the Asbestos trust and $123 million related to the Environmental trust.
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

Restricted investments

Investment income and realized gains and losses on these company-restricted investments are reported within the net interest and other expense caption on the Statements of Consolidated Comprehensive Income (Loss). The following table provides a summary of the activity within the investment portfolio as of March 31, 2022 and September 30, 2021:

(In millions)	March 31 2022	September 30 2021
Original cost	$335	$335
Accumulated adjustments, net	37	(50)
Adjusted cost, beginning of year (a)	372	285
Investment income (b)	10	12
Net unrealized gain (c)	24	49
Realized gains (c)	1	17
Funds restricted for specific transactions (d)	44	91
Disbursements	(28)	(33)
Fair value	$423	$421

(a)
The adjusted cost of the demand deposits includes accumulated investment income, realized gains, additional funds restricted for specific transactions and disbursements recorded in previous periods. The adjusted cost as of March 31, 2022 includes the $90 million funding to establish the Environmental trust.
(b)
Investment income relates to the demand deposit and includes interest income as well as dividend income transferred from the equity and fixed income mutual funds.
(c)
Presented under the original cost method.
(d)
The March 31, 2022 period included additional contributions to the Environmental trust from proceeds associated with the Performance Adhesives sale and excess land sales. The September 30, 2021 period included $90 million to establish the Environmental trust.

The following table presents gross unrealized gains and losses for the restricted investment securities as of March 31, 2022 and September 30, 2021:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2022
Demand deposit	$4	$—	$—	$4
Equity mutual fund	160	41	(1)	200
Fixed income mutual fund	235	—	(16)	219
Fair value	$399	$41	$(17)	$423

As of September 30, 2021
Demand deposit	$6	$—	$—	$6
Equity mutual fund	143	44	(1)	186
Fixed income mutual fund	223	7	(1)	229
Fair value	$372	$51	$(2)	$421

The following table presents the investment income, net gains and losses realized and disbursements related to the investments within the portfolio for the three and six months ended March 31, 2022 and 2021.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Investment income	$2	$3	$10	$8
Net gains (losses)	(28)	(7)	(24)	11
Disbursements	(21)	(10)	(28)	(18)

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2022 and 2021 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Foreign currency derivative gain (loss)	$(11)	$—	$(9)	$3

The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2022 and September 30, 2021 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2022	2021
Foreign currency derivative assets	$3	$1
Notional contract values	202	150

Foreign currency derivative liabilities	$2	$2
Notional contract values	442	212

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges. The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2022 and 2021 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Commodity derivative gain (loss)	$2	$—	$4	$—

The following table summarizes the fair values of the outstanding commodity derivatives as of March 31, 2022, and September 30, 2021 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2022	2021
Commodity derivative assets	$5	$5
Notional contract values	10	6

Commodity derivative liabilities	$—	$—
Notional contract values	1	—

Total return derivatives

Ashland maintains certain employee stock based compensation programs whereby certain employees receive awards that entitle them to a cash payout based on Ashland's stock price at a future date. To manage its exposure to the changes in fair value of the shares that determine the payout, Ashland entered into a Total Return Swap (TRS) in fiscal year 2022. The company pays a floating rate, based on LIBOR plus an interest rate spread on the notional amount of the TRS. The TRS is designed to substantially offset changes in the stock based compensation liabilities due to the change in the fair value of Ashland's stock. The contract term of the TRS is through December 2022 and is settled on quarterly basis. The following table summarized the net gains and losses recognized for the three and six months ended March 31, 2022 and 2021 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Total return swap gain (loss)	$(1)	$—	$(1)	$—

The following table summarizes the fair values of the outstanding TRS as of March 31, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2022	2021
Total return swap assets	$1	$—
Notional contract values	8	—

Other financial instruments

At March 31, 2022 and September 30, 2021, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,352 million and $1,622 million, respectively, compared to a fair value of $1,356 million and $1,794 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates. The carrying value of long-term debt with variable interest approximated fair value.
NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2022	2021
Finished products	$330	$282
Raw materials, supplies and work in process	243	191
	$573	$473

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred. Ashland tests goodwill and other indefinite-lived intangible assets for impairment by comparing the estimated fair value of the reporting units (for goodwill) and other indefinite-lived intangible assets to the related carrying value. If the carrying amount of a reporting unit or other indefinite-lived intangible asset exceeds its estimated fair value, Ashland records an impairment loss based on the difference between fair value and carrying amount, not to exceed the associated carrying amount of goodwill per reporting unit.

No indicators of impairment were identified in the three and six months ended March 31, 2022.

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

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2022.

	Life	Personal	Specialty
(In millions)	Sciences	Care (a)	Additives (a)	Intermediates (a)	Total
Balance at September 30, 2021	$856	$129	$445	$—	$1,430
Currency translation	(16)	(3)	(7)	—	(26)
Balance at March 31, 2022	$840	$126	$438	$—	$1,404

(a)
As of March 31, 2022 and September 30, 2021, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three and six months ended March 31, 2022.

Intangible assets were comprised of the following as of March 31, 2022 and September 30, 2021.

	March 31, 2022
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$99	$(35)	$64
Intellectual property	744	(516)	228
Customer and supplier relationships	839	(368)	471
Total definite-lived intangibles	1,682	(919)	763

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,960	$(919)	$1,041

	September 30, 2021
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$101	$(32)	$69
Intellectual property	750	(495)	255
Customer and supplier relationships	849	(352)	497
Total definite-lived intangibles	1,700	(879)	821

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,978	$(879)	$1,099

Amortization expense recognized on intangible assets was $24 million and $22 million for the three months ended March 31, 2022 and 2021, respectively, and $47 million and $43 million for the six months ended March 31, 2022 and 2021, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $95 million in 2022 (includes six months actual and six months estimated), $95 million in 2023, $81 million in 2024, $76 million in 2025 and $72 million in 2026. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2022	September 30, 2021
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	558	580
6.875% notes, due 2043	282	282
Term loan A	—	250
Accounts receivable securitizations	—	117
6.50% junior subordinated notes, due 2029	59	57
Revolving credit facility	—	225
Other (a)	(13)	9
Total debt	1,336	1,970
Short-term debt (includes current portion of long-term debt)	—	(374)
Long-term debt (less current portion)	$1,336	$1,596

(a)
Includes $16 million and $17 million of debt issuance cost discounts as of March 31, 2022 and September 30, 2021, respectively. Additionally, at September 30, 2021, Other included a European short-term loan facility with an outstanding balance of $23 million.

As of March 31, 2022, Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 5 years.

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

Ashland recognized a loss of less than $1 million within its Statement of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022 within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $97 million in sales at March 31, 2022 against the buyer’s limit, which was $125 million at March 31, 2022 compared to $113 million of sales at September 30, 2021 against the buyer's limit, which was $125 million at September 30, 2021. Ashland transferred $122 million and $167 million in receivables to the special purpose entity as of March 31, 2022 and September 30, 2021, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of March 31, 2022 and September 30, 2021 of less than $1 million. As of March 31, 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $177 million, of which $193 million was collected, which includes collections from the sales in prior year transferred to the buyer. The difference of $16 million for receivables transferred and derecognized versus collected represents the impact of a net reduction in sales volume during the current year.

Foreign Accounts Receivable Securitization Facility

Ashland continues to maintain its Foreign 2018 Accounts Receivable Securitization Facility. Ashland accounts for the Foreign 2018 Accounts Receivable Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Ashland repaid all outstanding borrowings under the facility during the three and six months ended March 31, 2022 for a total of $113 million. At March 31, 2022 and September 30, 2021, the outstanding amount of accounts receivable transferred by Ashland was $142 million and $152 million, respectively, and there were zero and $117 million, respectively, of borrowings (denominated in multiple currencies) under the facility.

Debt Repayments

2020 Credit Agreement

During the three and six months ended March 31, 2022, Ashland prepaid its Term loan A principal balance of $250 million.

Other Debt

During the three and six months ended March 31, 2022, Ashland repaid the outstanding balance on its European short-term loan facility for $23 million.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2020 Credit Agreement which included the $600 million Revolving Credit Facility was $581 million due to an outstanding balance of zero, as well as a reduction of $19 million for letters of credit outstanding as of March 31, 2022. Ashland's total borrowing capacity at March 31, 2022 was $692 million, which included $111 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland had no available liquidity under its current U.S. Accounts Receivable Sales Program as of March 31, 2022 as total program amounts are currently drawn.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2022, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2020 Credit Agreement) is 4.0. At March 31, 2022, Ashland’s calculation of the consolidated net leverage ratio was 0.7.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement during its entire duration is 3.0. At March 31, 2022, Ashland’s calculation of the interest coverage ratio was 9.0.

NOTE I – LEASING ARRANGEMENTS

Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. Substantially all of Ashland’s leases are operating leases or short-term leases. Real estate leases represented over 80% of the total lease liability at March 31, 2022 and September 30, 2021, respectively.

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Six months ended
		March 31		March 31
(In millions)	Location	2022	2021	2022	2021
Lease cost:
Operating lease cost	Selling, General & Administrative	$3	$3	$6	$6
Operating lease cost	Cost of Sales	4	3	8	7
Variable lease cost	Selling, General & Administrative	1	1	2	1
Variable lease cost	Cost of Sales	1	1	2	2
Short-term leases	Cost of Sales	1	1	1	2
Total lease cost		$10	$9	$19	$18

The following table summarizes Ashland’s lease assets and liabilities as presented in the Condensed Consolidated Balance Sheet:

(In millions)	March 31 2022	September 30 2021
Assets
Operating lease assets, net	$115	$124
Total lease assets	$115	$124

Liabilities
Current operating lease obligations	$21	$23
Non-current operating lease obligations	102	110
Total lease liabilities	$123	$133

Ashland often has options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at Ashland’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland’s discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of March 31, 2022 and September 30, 2021 was approximately 15 years for each period.

Residual value guarantees are not common within Ashland’s lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral. Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of March 31, 2022 and September 30, 2021 was 2.8%, respectively. There are no leases that have not yet commenced but that create significant rights and obligations.

Right-of-use assets exchanged for new operating lease obligations was $3 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, and $4 and $10 million for the six months ended March 31, 2022 and 2021.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2021	2020
Operating cash flows from operating leases	$7	$7	$14	$14

The following table summarizes Ashland's maturities of lease liabilities as of March 31, 2022 and September 30, 2021:

(In millions)	March 31 2022	September 30 2021
Remainder of 2022	$26	$39
2023	21	20
2024	17	16
2025	12	11
2026	10	9
Thereafter	77	78
Total lease payments	163	173
Less amount of lease payment representing interest	(40)	(40)
Total present value of lease payments	$123	$133

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 34% and 25% for the three and six months ended March 31, 2022.

The current quarter tax rate was impacted by jurisdictional income mix, as well as $7 million from net unfavorable tax discrete items primarily related to restructuring and separation activity partially offset by a favorable valuation allowance adjustment for certain foreign tax credits. The current six month tax rate was impacted by jurisdictional income mix as well as $5 million from net unfavorable tax discrete items primarily related to restructuring and separation activity partially offset by a favorable valuation adjustment for certain foreign tax credits and adjustments to uncertain positions.

Prior fiscal year

The overall effective tax rate was a benefit of 26% for the three months ended March 31, 2021 and a benefit of 17% for the six months ended March 31, 2021. The quarter tax rate was primarily impacted by jurisdictional income mix, as well as $7 million from favorable tax discrete items primarily related to uncertain tax positions. The six months tax rate impacted by $20 million from favorable tax discrete items primarily related to the Specialty Additives facility sale and uncertain tax positions.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2022.

(In millions)
Balance at October 1, 2021	$82
Increases related to positions taken in the current year	2
Lapse of statute of limitations	(1)
Balance at March 31, 2022	$83

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

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the six months ended March 31, 2022, Ashland contributed $3 million to its non-U.S. pension plans and less than $1 million to its U.S. pension plans. Ashland expects to make additional contributions of approximately $2 million to its non-U.S. and less than $1 million to its U.S. pension plans during the remainder of fiscal 2022.

Plan Remeasurements

Following the completion of the sale of its Performance Adhesives business segment on February 28, 2022, the post-retirement benefits for approximately 40 employees transferred to Arkema, all of whom participated in a non-contributory defined benefit plan in the U.S., were frozen. This resulted in a significant decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as February 28, 2022. As a result, Ashland recorded a $1 million actuarial gain within the other net periodic benefits income caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2022	2021	2022	2021
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	1	2	1	—
Expected return on plan assets	(2)	(2)	—	—
Actuarial (gain)	(1)	—	—	—
Total net periodic benefit costs	$(1)	$1	$1	$—
Six months ended March 31
Service cost	$2	$3	$—	$—
Interest cost	3	3	1	1
Expected return on plan assets	(4)	(4)	—	—
Actuarial (gain)	(1)	—	—	—
Total net periodic benefit costs	$—	$2	$1	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit income caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to a gain of $1 million for the three and six months ended March 31, 2022 and zero for the three and six months ended March 31, 2021.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2022	2021	2021	2020	2019
Open claims - beginning of year	46	49	49	53	53
New claims filed	1	1	2	2	2
Claims settled	(1)	—	(1)	(1)	(1)
Claims dismissed	(1)	(3)	(4)	(5)	(1)
Open claims - end of period	45	47	46	49	53

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

During the most recent annual update of this estimate completed during the June 2021 fiscal quarter, it was determined that the liability for Ashland asbestos-related claims should be increased by $12 million. Total reserves for asbestos claims were $301 million at March 31, 2022 compared to $320 million at September 30, 2021.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2022	2021	2021	2020	2019
Asbestos reserve - beginning of year	$320	$335	$335	$352	$380
Reserve adjustment	—	—	12	13	1
Amounts paid	(19)	(15)	(27)	(30)	(29)
Asbestos reserve - end of period (a)	$301	$320	$320	$335	$352

(a)
Included $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021.

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

At March 31, 2022, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $98 million (excluding the Hercules receivable for asbestos claims) compared to $100 million at September 30, 2021. During the June 2021 fiscal quarter, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $8 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2022	2021	2021	2020	2019
Insurance receivable - beginning of year	$100	$103	$103	$123	$140
Receivable adjustment (a)	—	(2)	6	1	(5)
Insurance settlement	—	—	—	(10)	—
Amounts collected	(2)	(5)	(9)	(11)	(12)
Insurance receivable - end of period (b)	$98	$96	$100	$103	$123

(a)
The six months ended March 31, 2021 includes a reserve adjustment of $2 million related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard. The total allowance for credit losses was $2 million as of March 31, 2022.
(b)
Includes $12 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2022	2021	2021	2020	2019
Open claims - beginning of year	12	12	12	13	13
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(1)	(2)	(1)
Open claims - end of period	12	12	12	12	13

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs, which generally approximates the mid-point of the estimated range of exposure from model results. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 50-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during the June 2021 fiscal quarter, it was determined that the liability for Hercules asbestos-related claims should be increased by $8 million. Total reserves for asbestos claims were $207 million at March 31, 2022 compared to $217 million at September 30, 2021.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2022	2021	2021	2020	2019
Asbestos reserve - beginning of year	$217	$229	$229	$252	$282
Reserve adjustments	—	—	8	(3)	(10)
Amounts paid	(10)	(9)	(20)	(20)	(20)
Asbestos reserve - end of period (a)	$207	$220	$217	$229	$252

(a)
Included $17 million and $18 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021, respectively.

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

As of March 31, 2022, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $46 million. During fiscal year 2021, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in an increase of $2 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2022	2021	2021	2020	2019
Insurance receivable - beginning of year	$47	$47	$47	$49	$54
Receivable adjustment (a)	—	(1)	1	(2)	(5)
Amounts collected	(1)	—	(1)	—	—
Insurance receivable - end of period (b)	$46	$46	$47	$47	$49

(a)
The six months ended March 31, 2021 includes a reserve adjustment of $1 million related to allowances for credit losses as a result of Ashland’s adoption of the new credit measurement standard. The total allowance for credit losses was $1 million as of March 31, 2022.
(b)
Includes $1 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, mortality rates, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. Considering these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 to 50 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $482 million for the Ashland asbestos-related litigation (current reserve of $301 million) and approximately $334 million for the Hercules asbestos-related litigation (current reserve of $207 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. At March 31, 2022, such locations included 77 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 112 current and former operating facilities (including certain operating facilities conveyed as part of previous divestitures) and about 1,225 service station properties, of which 17 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $192 million at March 31, 2022 compared to $207 million at September 30, 2021, of which $137 million at March 31, 2022 and $152 million at September 30, 2021 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2022 and 2021.

	Six months ended
	March 31
(In millions)	2022	2021
Reserve - beginning of period	$207	$200
Disbursements	(30)	(23)
Revised obligation estimates and accretion	15	16
Reserve - end of period	$192	$193

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, probability techniques, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At March 31, 2022 and September 30, 2021,

Ashland’s recorded receivable for these probable insurance recoveries was $17 million and $16 million, of which $15 million and $13 million at March 31, 2022 and September 30, 2021, respectively, was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and six ended March 31, 2022 and 2021.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Environmental expense	$12	$10	$15	$15
Accretion	—	1	—	1
Legal expense	1	—	2	1
Total expense	13	11	17	17

Insurance receivable	(3)	—	(3)	(1)
Total expense, net of receivable activity (a)	$10	$11	$14	$16

(a)
Net expense of $1 million and $2 million for the three and six months ended March 31, 2022, respectively, and $2 million and $3 million for the three and six months ended March 31, 2021, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology, and the number and financial strength of other potentially responsible parties at multiparty sites. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $455 million. The largest reserve for any site is 14% of the remediation reserve at March 31, 2022.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2022 and September 30, 2021. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2022.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at March 31, 2022 and 2021, respectively. Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2022	2021	2022	2021
Numerator
Numerator for basic and diluted EPS -
Income from continuing operations	$38	$25	$70	$68
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	56	61	57	61
Share based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	57	62	58	62
EPS from continuing operations
Basic	$0.67	$0.41	$1.22	$1.11
Diluted	0.66	0.40	1.20	1.10

NOTE N – EQUITY ITEMS

Stock repurchase program agreements

In September 2021, under the 2018 stock repurchase program, Ashland entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The bank exercised its early termination option under the 2021 ASR Agreement in February 2022, and an additional 0.7 million shares were repurchased, bringing the total shares repurchased upon settlement to 4.6 million.

On March 1, 2022, under its current stock repurchase program, Ashland entered into an agreement to repurchase an aggregate amount of $200 million of Ashland common stock using open-market purchases under rule 10b-18. Under the terms of the agreement, the bank will purchase a number of shares of Ashland common stock for a pre-determined amount on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreement is through September 1, 2022. As of March 31, 2022, Ashland paid $155 million and received 1.7 million shares of common stock under the agreement. On April 8, 2022, Ashland completed repurchases under this agreement repurchasing a total of 2.15 million shares.

Stockholder dividends

Dividends of 30 cents per share were paid in the first and second quarter of fiscal 2022 and 27.5 cents per share were paid in the first and second quarter of fiscal 2021.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below.

	2022			2021
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(5)	$—	$(5)	$(33)	$(1)	$(34)
Unrealized gain (loss) on commodity hedges	6	(1)	5	—	—	—
Total other comprehensive income (loss)	$1	$(1)	$—	$(33)	$(1)	$(34)

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(22)	$1	$(21)	$15	$(1)	$14
Unrealized gain on commodity hedges	1	—	1	—	—	—
Total other comprehensive income (loss)	$(21)	$1	$(20)	$15	$(1)	$14

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Common stock and paid in capital
Balance, beginning of period	$328	$771	$328	$770
Compensation expense and common shares issued (a)	4	2	4	3
Common shares purchased under repurchase program (b)	(155)	—	(155)	—
Balance, end of period	177	773	177	773
Retained earnings
Balance, beginning of period	2,827	2,686	2,796	2,649
Adoption of new accounting pronouncements	—	—	—	(2)
Net income	786	41	834	97
Regular dividends	(17)	(17)	(34)	(34)
Balance, end of period	3,596	2,710	3,596	2,710
Accumulated other comprehensive income (loss)
Balance, beginning of period	(392)	(335)	(372)	(383)
Unrealized translation gain (loss)	(5)	(34)	(21)	14
Unrealized gain on commodity hedges	5	—	1	—
Balance, end of period	(392)	(369)	(392)	(369)
Total stockholders' equity	$3,381	$3,114	$3,381	$3,114
Cash dividends declared per common share	$0.300	$0.275	$0.600	$0.550

(a)
Common shares issued were 13,935 shares and 41,512 shares for the three months ended March 31, 2022 and 2021, respectively, and 108,650 shares and 140,706 shares for the six months ended March 31, 2022 and 2021, respectively.
(b)
Common shares repurchased were 2,403,380 shares for the three and six months ended March 31, 2022.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022 (a)	2021 (b)	2022 (a)	2021 (b)
SARs	$—	$—	$—	$1
Nonvested stock awards	2	4	6	6
Performance share awards	3	1	5	3
	$5	$5	$11	$10

(a)
Included zero and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2022.
(b)
Included $1 million and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2021.

NOTE P – REVENUE

Disaggregation of revenue

Ashland disaggregates its revenue by segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. Ashland includes only U.S. and Canada sales in its North America designation.

Sales by geography
	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Life Sciences
North America	$62	$60	$115	$111
Europe	66	60	121	114
Asia Pacific	52	47	98	94
Latin America & other	24	18	40	36
	$204	$185	$374	$355

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Personal Care
North America	$55	$42	$96	$83
Europe	69	57	125	103
Asia Pacific	30	22	62	43
Latin America & other	18	16	35	33
	$172	$137	$318	$262

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Specialty Additives
North America	$61	$48	$114	$93
Europe	69	62	125	114
Asia Pacific	45	39	85	80
Latin America & other	7	9	14	18
	$182	$158	$338	$305

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Intermediates
North America	$43	$20	$74	$40
Europe	10	8	19	12
Asia Pacific	11	7	21	14
Latin America & other	2	2	5	3
	$66	$37	$119	$69

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $364 million and $308 million as of March 31, 2022 and September 30, 2021, respectively. See Note H for additional information on Ashland’s program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S Accounts Receivable Sales Program).

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

Change in reportable segments

On February 28, 2022, Ashland completed the sale of its Performance Adhesives segment. The operating results and cash flows for the Performance Adhesives segment have been classified as discontinued operations within the Consolidated Financial Statements for all periods presented. As a result, Ashland's reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates.

Unallocated and Other includes corporate governance activities and certain legacy matters. The historical segment information has been recast to conform to the current segment structure.

Reportable segment business descriptions

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, advanced materials and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, film coatings, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and controlling color. Nutraceutical solutions include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness, and provide custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists, and industrial manufacturers.

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

Specialty Additives is comprised of rheology and performance-enhancing additives serving the coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement and gypsum based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry, and welders.

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

The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2022 and 2021.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2022	2021	2022	2021
SALES
Life Sciences	$204	$185	$374	$355
Personal Care	172	137	318	262
Specialty Additives	182	158	338	305
Intermediates	66	37	119	69
Intersegment sales (a)	(20)	(8)	(34)	(14)
	$604	$509	$1,115	$977
OPERATING INCOME (LOSS)
Life Sciences	$43	$35	$64	$64
Personal Care	28	19	42	33
Specialty Additives (b)	26	19	44	21
Intermediates	27	3	42	5
Unallocated and other	(31)	(28)	(57)	(57)
	$93	$48	$135	$66
DEPRECIATION EXPENSE
Life Sciences	$8	$8	$16	$17
Personal Care	9	9	18	19
Specialty Additives	17	16	33	33
Intermediates	3	4	7	6
	$37	$37	$74	$75
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$14	$14
Personal Care	12	10	24	19
Specialty Additives	5	5	9	9
Intermediates	—	—	—	1
	$24	$22	$47	$43
EBITDA (c)
Life Sciences	$58	$50	$94	$95
Personal Care	49	38	84	71
Specialty Additives	48	40	86	63
Intermediates	30	7	49	12
Unallocated and other	(31)	(28)	(57)	(57)
	$154	$107	$256	$184

	March 31	September 30
(In millions - unaudited)	2022	2021
TOTAL ASSETS
Life Sciences	$1,940	$1,945
Personal Care	1,114	1,145
Specialty Additives	1,638	1,636
Intermediates	175	160
Unallocated and other	1,913	1,726
	$6,780	$6,612

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment transfers are accounted for at cost.
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

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Shareholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition and expected effects of the COVID-19 pandemic on Ashland’s business, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make, including the acquisition of Schülke & Mayr’s personal care business and the sale of the Performance Adhesive business (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with Ashland’s growth strategies; the competitive nature of Ashland’s business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the COVID-19 pandemic, and the ongoing Ukraine and Russia conflict, on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A in its most recent Form 10-K filed with the SEC, which is available on Ashland’s website at http://investor.ashland.com or on the SEC’s website at http://www.sec.gov. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. The extent and duration of the COVID-19 pandemic on our business and operations is uncertain. Factors that influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND GLOBAL HOLDINGS INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global specialty additives and materials company with a conscious and proactive mindset for sustainability. The Company serves customers in a wide range of consumer and industrial markets, architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 3,800 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 67% for the three and six months ended March 31, 2022 and 68% for the three and six months ended March 31, 2021. Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2022	2021	2022	2021
North America (a)	33%	32%	33%	32%
Europe	35%	37%	35%	35%
Asia Pacific	23%	22%	24%	24%
Latin America & other	9%	9%	8%	9%
	100%	100%	100%	100%

(a)
Ashland includes only U.S. and Canada in its North America designation.

Reportable segments

On August 31, 2021, Ashland announced its agreement with Arkema, a French société anonyme, to sell the Performance Adhesive business for $1.65 billion. The transaction closed February 28, 2022. Ashland received proceeds from the sale of approximately $1.7 billion, net of transaction costs. A portion of these proceeds were used during the three and six months ended March 31, 2022 to reduce outstanding debt and execute an open-market stock repurchase agreement. Ashland intends to use the remaining proceeds to invest in the growth of its other reportable core businesses and explore further actions to optimize its balance sheet through debt reductions or utilization of unused authorized share repurchase program amounts. The divestiture represented a strategic shift in Ashland's business and qualified as a discontinued operation. As a result, the assets, liabilities, operating results and cash flows related to Performance Adhesives have been classified as discontinued operations for all periods presented within the Consolidated Financial Statements. See Notes B and C of the Notes to the Condensed Consolidated Financial Statements for additional information.

As a result, Ashland’s reportable segments include Life Sciences, Personal Care (formerly Personal Care & Household), Specialty Additives and Intermediates (formerly Intermediates and Solvents). Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 was as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2022	2021	2022	2021
Life Sciences	34%	36%	34%	36%
Personal Care	28%	27%	29%	27%
Specialty Additives	30%	31%	30%	31%
Intermediates	8%	6%	7%	6%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results current quarter

Ashland recorded net income of $786 million (income of $38 million in continuing operations and $748 million in discontinued operations) and net income of $41 million (income of $25 million in continuing operations and $16 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $910 million increased by $792 million for the current quarter, primarily due to a $732 million gain related to Performance Adhesives recorded within income from discontinued operations for the current quarter, while Ashland’s Adjusted EBITDA of $163 million increased by $47 million for the current quarter, each compared to the prior year quarter (see U.S. GAAP reconciliation below under consolidated review). These increases were primarily driven by disciplined pricing leading to cost recovery in a high-inflation environment, improved product mix, and the impact of the Schülke acquisition, partially offset by unfavorable currency exchange and higher selling, general and administration costs.

Uncertainty relating to the Ukraine and Russia conflict

Business disruptions, including those related to the ongoing conflict between Ukraine and Russia continue to impact businesses around the globe. While it is impossible to predict the effects of the conflict such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring the situation and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

Ashland does not have manufacturing operations in Russia, Ukraine, or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's wellbeing and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Ukraine, Russia, and Belarus represent less than 1% of total sales and less than 1% of total assets (related to accounts receivable).

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

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. Through the second quarter of fiscal 2022, Ashland has not experienced any additional major operating surprises related to the COVID-19 pandemic, continues to maintain supply chains in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. Ashland's businesses continued to show resiliency in the face of difficult economic circumstances. While sales were up in the quarter period-over-period, continued supply-chain and labor-shortage challenges inhibited Ashland's ability to meet strong overall customer demand. Ashland continues to carry a large backlog of unconfirmed orders it cannot commit to supply at this time. Ashland’s overall liquidity remains strong and Ashland is able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business.

The situation surrounding the COVID-19 pandemic remains fluid, and Ashland is actively managing its response in collaboration with customers, government officials, team members and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A, Risk Factors in Ashland’s most recent Form 10-K filed with the SEC.

Other items

Performance Adhesives

Ashland completed the sale of its Performance Adhesives business segment on February 28, 2022, resulting in proceeds to Ashland of approximately $1.7 billion, net of transaction costs. Ashland recognized an after-tax gain of $732 million within the Income from Discontinued Operations caption of the Statement of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022 related to the sale of Performance Adhesives. Since this transaction represented a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the statement of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Notes B and C of the Notes to the Condensed Consolidated Financial Statements for more information. Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $3 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, and $7 million and $8 million for the six months ended March 31, 2022 and 2021, respectively. Ashland is currently implementing plans to eliminate certain of these costs.

Debt Repayment Activities

Ashland used a portion of the proceeds from the sale of its Performance Adhesives segment to prepay $250 million of principal on its Term loan A, reduce $240 million of outstanding borrowing under the 2020 Revolving Credit Facility, $113 million of outstanding borrowing under the Foreign Accounts Receivable Securitization Facility, and repay $23 million outstanding balance on its European short-term loan facility during the three and six months ended March 31, 2022.

Stock Repurchase program agreements

In September 2021, under the 2018 stock repurchase program, Ashland entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The bank exercised its early termination option under the 2021 ASR Agreement in February 2022, and an additional 0.7 million shares were repurchased, bringing the total shares repurchased upon settlement to 4.6 million.

On March 1, 2022, under its current stock repurchase program, Ashland entered into an agreement to repurchase an aggregate amount of $200 million of Ashland common stock using open-market purchases under rule 10b-18. Under the terms of the agreement, the bank will purchase a number of shares of Ashland common stock for a pre-determined amount on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreement is through September 1, 2022. As of March 31, 2022, Ashland paid $155 million and received 1.7 million shares of common stock under the agreement. On April 8, 2022, Ashland completed repurchases under this agreement repurchasing a total of 2.15 million shares.

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

•
$50 million of incremental SARD cost savings
•
$50 million of incremental COGS productivity savings

As of March 31, 2022, Ashland has substantially achieved all of its target run-rate cost savings under these initiatives.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other expense (income), income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Current Quarter - Key financial results for the three months ended March 31, 2022 and 2021 included the following:

•
Ashland’s net income amounted to $786 million compared to $41 million for the three months ended March 31, 2022 and 2021, respectively, or income of $13.69 and $0.67 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in income of $748 million and $16 million during the three months ended March 31, 2022 and 2021, respectively. The current quarter includes a $732 million gain on disposal related to the Performance Adhesives business segment.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $38 million and $25 million for the three months ended March 31, 2022 and 2021, respectively.
•
The effective income tax rates were an expense of 34% and a benefit of 25% for the three months ended March 31, 2022 and 2021, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.
•
Ashland incurred pretax net interest and other expense of $43 million and $23 million for the three months ended March 31, 2022 and 2021, respectively. This includes losses of $28 million and $7 million on restricted investments, respectively, for the current and prior year quarters.
•
Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the current quarter. See Note K for more information.
•
Net income (loss) on acquisitions and divestitures totaled income of $7 million and a loss of $5 million for the three months ended March 31, 2022 and 2021, respectively.
•
Operating income was $93 million and $48 million for the three months ended March 31, 2022 and 2021, respectively.

Year-to-date - Key financial results for the six months ended March 31, 2022 and 2021 included the following:

•
Ashland’s net income amounted to $834 million compared to $97 million for the six months ended March 31, 2022 and 2021, respectively, or income of $14.45 and $1.57 diluted earnings per share, respectively.

•
Discontinued operations, which are reported net of taxes, resulted in income of $764 million and $29 million during the six months ended March 31, 2022 and 2021, respectively. The current period includes a $732 million gain on the sale of the Performance Adhesives business segment.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $70 million and $68 million for the six months ended March 31, 2022 and 2021, respectively.
•
The effective income tax rates were an expense of 26% and a benefit of 17% for the six months ended March 31, 2022 and 2021, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year periods.
•
Ashland incurred pretax net interest and other expense of $49 million and $17 million for the six months ended March 31, 2022 and 2021, respectively. This includes losses of $24 million and gains of $11 million on restricted investments, respectively, for the current and prior year periods.
•
Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the current period. See Note K for more information.
•
Net income on acquisitions and divestitures totaled income $7 and $9 million for the six months ended March 31, 2022 and 2021, respectively.
•
Operating income was $135 million and $66 million for the six months ended March 31, 2022 and 2021, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter - Operating income/loss amounted to income of $93 million and $48 million for the three months ended March 31, 2022 and 2021, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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

Operating income for the three months ended March 31, 2022 and 2021 included depreciation and amortization of $61 million and $59 million, respectively.

Year-to-date - Operating income/loss amounted to income of $135 million and $66 million for the six months ended March 31, 2022 and 2021, respectively. The current and prior year periods' operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements company-wide cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. As a result of these activities, Ashland recorded expenses in the current and prior year periods. See Note D in the Notes to Condensed Consolidated Financial Statements for further information on the restructuring activities.
•
During the six months ended March 31, 2021, Ashland incurred an impairment charge associated with a long-term capital project plan change at a plant facility.
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

Operating income for the six months ended March 31, 2022 and 2021 included depreciation and amortization of $121 million and $118 million, respectively.

Non-operating key items affecting EBITDA

•
Net income (loss) on acquisitions and divestitures – Ashland recorded income of $7 and loss of $5 million during the three months ended March 31, 2022 and 2021, respectively, and income of $7 million and $9 million during the six months ended March 31, 2022 and 2021, respectively. This includes a pre-tax gain of $7 million related to the sale of an excess corporate property during the three and six months ended March 31, 2022, a $5 million expense relating to transaction costs associated with Schülke during the three and six months ended March 31, 2021 and a $14 million gain related to the sale of a Specialty Additives facility during the six months ended March 31, 2021.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Sales	$604	$509	$95	$1,115	$977	$138

The following table provides a reconciliation of the change in sales for the three and six months ended March 31, 2022 and 2021.

	Three months ended	Six months ended
(In millions)	March 31, 2022	March 31, 2022
Volume/product mix	$14	$18
Pricing	71	96
Currency exchange	(13)	(18)
Acquisition	23	42
Change in sales	$95	$138

Current Quarter - Sales for the current quarter increased $95 million compared to the prior year quarter. Favorable volume/product mix, including the acquisition of Schülke within the Personal Care reportable segment, and product pricing associated with cost inflation pricing actions increased sales by $37 million and $71 million, respectively, partially offset by unfavorable foreign currency exchange of $13 million.

Year-to-date - Sales for the current year increased $138 million compared to the prior year period. Favorable volume/product mix, including the acquisition of Schülke within the Personal Care reportable segment, and product pricing associated with cost inflation pricing actions increased sales by $60 million and $96 million, respectively, partially offset by unfavorable foreign currency exchange of $18 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Cost of sales	$384	$349	$35	$735	$670	$65
Gross profit as a percent of sales	36.4%	31.4%		34.1%	31.4%

The following table provides a reconciliation of the change in cost of sales between the three and six months ended March 31, 2022 and 2021.

	Three months ended	Six months ended
(In millions)	March 31, 2022	March 31, 2022
Changes in:
Volume	$9	$12
Price/mix	19	39
Currency exchange	(6)	(10)
Acquisition	13	24
Change in cost of sales	$35	$65

Current Quarter - Cost of sales for the current quarter increased $35 million compared to the prior year quarter. Price/mix, which includes cost inflation associated with plant manufacturing and shipping costs, and higher volume, including Schülke, increased cost of sales by $19 million and $22 million, respectively. These increases were partially offset by foreign currency exchange, which decreased cost of sales by $6 million.

Year-to-date - Cost of sales for the current year increased $65 million compared to the prior year period. Price/mix, which includes cost inflation associated with plant manufacturing and shipping costs, and higher volume, including Schülke, increased cost of sales by $39 million and $36 million, respectively. These increases were partially offset by foreign currency exchange, which decreased cost of sales by $10 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expense	$90	$79	$11	$172	$180	$(8)
As a percent of sales	14.9%	15.5%		15.4%	18.4%

Current Quarter - Selling, general and administrative expense for the current quarter increased $11 million compared to the prior year quarter with expenses as a percent of sales decreasing 0.6 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
Expense of $1 million each during the three months ended March 31, 2022 and 2021 comprised of key items for severance, lease abandonment and other restructuring costs;
•
$9 million in net environmental-related expenses during both the current and prior year quarter, respectively (see Note L for more information);
•
$3 million increase in selling, general and administrative expense related to the Schülke acquisition; and
•
Increased incentive accruals and salaries/benefits make up the remaining change.

Year-to-date - Selling, general and administrative expense for the current period decreased $8 million compared to the prior year period with expenses as a percent of sales decreasing 3.0 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
Expense of $2 million and $13 million comprised of key items for severance, lease abandonment and other restructuring costs during the six months ended March 31, 2022 and 2021, respectively;
•
$9 million decrease related to a capital project impairment during the six months ended March 31, 2021;
•
$12 million and $13 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information);
•
$5 million increase in selling, general and administrative expense related to the Schülke acquisition; and
•
Increased incentive accruals and salaries/benefits make up the remaining change.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Research and development expense	$13	$11	$2	$26	$24	$2

Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.

Year-to-date - Research and development expense remained relatively consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Intangibles amortization expense	$24	$22	$2	$47	$43	$4

Current Quarter - The increase in amortization expense in the current quarter is due to the amortization of intangible assets associated with the Schülke acquisition.

Year-to-date - The increase in amortization expense in the current year period is due to the amortization of intangible assets associated with the Schülke acquisition.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Equity and other income
Other income	$—	$—	$—	$—	$6	$(6)
	$—	$—	$—	$—	$6	$(6)
Current Quarter - Other income was zero in both the current year quarter and prior year quarter.

Year-to-date - Other income of $6 million in the prior year period is primarily due to a gain on sale of excess corporate property of roughly $4 million.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Net interest and other expense (income)
Interest expense	$16	$17	$(1)	$33	$33	$—
Loss (income) from restricted investments	26	4	22	14	(19)	33
Other financing costs	1	2	(1)	2	3	(1)
	$43	$23	$20	$49	$17	$32

Current Quarter - Net interest and other expense increased by $20 million during the current quarter compared to the prior year quarter. Interest expense decreased $1 million primarily due to lower debt levels during the current quarter compared to the prior year quarter. Restricted investments loss of $26 million and $4 million included realized losses of $28 million compared to $7 million for the three months ended March 31, 2022 and 2021, respectively. See Note E for more information on the restricted investments.

Year-to-date - Net interest and other expense increased by $32 million during the current period compared to the prior year period. Interest expense remained flat in the current period compared to the prior year period. Restricted investments loss of $14 million and income of $19 million included realized losses of $24 million compared to gains of $11 million for the six months ended March 31, 2022 and 2021, respectively. See Note E for more information on the restricted investments.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Other net periodic benefit income	$1	$—	$1	$1	$—	$1

Current Quarter - Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the current quarter. See Note K for more information.

Year-to-date - Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the current period. See Note K for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Net income on acquisitions and divestitures	$7	$(5)	$12	$7	$9	$(2)

Current Quarter -The activity in the current quarter was related to a gain on the sale of an excess corporate property. The activity in the prior year quarter related to a $5 million expense associated with acquisition related transactional costs (including losses associated with foreign currency derivatives).

Year-to-date - The activity in the current year was related to a gain on the sale of an excess corporate property. The activity in the prior year related to a $5 million expense associated with acquisition related transactional costs (including losses associated with foreign currency derivatives) and a $14 million gain related to the sale of a Specialty Additives facility.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Income tax expense (benefit)	$20	$(5)	$25	$24	$(10)	$34
Effective tax rate	34%	-25%		26%	-17%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 34% for the three months ended March 31, 2022 and was impacted by jurisdictional income mix, as well as net unfavorable discrete items of $7 million, primarily related to restructuring and separation activity partially offset by a favorable valuation allowance adjustment for certain foreign tax credits.

The overall effective tax rate was a benefit of 25% for the three months ended March 31, 2021 and was impacted by jurisdictional income mix, as well as favorable discrete items of $7 million primarily related to uncertain tax positions.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 26% for the six months ended March 31, 2022 and was impacted by jurisdictional income mix, as well as net unfavorable discrete items of $5 million, primarily related to restructuring and separation activity partially offset by a favorable valuation allowance for certain foreign tax credits and adjustments to uncertain tax positions.

The overall effective tax rate was a benefit of 17% for the six months ended March 31, 2021 and was impacted by jurisdictional income mix, as well as favorable discrete items of $20 million primarily related to the sale of a Specialty Additives facility and adjustments to uncertain tax positions.

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

The effective tax rate during the three and six months ended March 31, 2022 and 2021 was significantly impacted by the following tax specific key items:

•
Uncertain tax positions - Includes the impact from the settlement of uncertain tax positions with various taxing authorities;
•
Valuation allowances - Includes the impact from the release of certain foreign tax credit valuation allowances during 2022; and
•
Restructuring and separation activity – Includes the impact from company-wide cost reduction programs, and the impact of the sale of a Specialty Additives facility.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$58	$20	$94	$58
Key items (pre-tax) (a)	29	21	29	14
Adjusted income from continuing operations
before income taxes	$87	$41	$123	$72

Income tax expense (benefit)	$20	$(5)	$24	$(10)
Income tax rate adjustments:
Tax effect of key items	6	4	6	2
Tax specific key items: (b)
Uncertain tax positions	—	7	—	7
Valuation allowance	4	—	4	—
Restructuring and separation activity	(10)	—	(10)	13
Total income tax rate adjustments	—	11	—	22
Adjusted income tax expense	$20	$6	$24	$12

Effective tax rate, excluding key items (Non-GAAP) (c)	23%	15%	20%	17%

(a)
See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Income (loss) from discontinued operations (net of taxes)
Performance Adhesives	$17	$18	$(1)	$34	$36	$(2)
Composites/Marl facility	—	(1)	1	—	(1)	1
Water Technologies	—	1	(1)	—	—	—
Distribution	(1)	(1)	—	(2)	(2)	—
Gain (loss) on disposal of discontinued operations (net of taxes)
Performance Adhesives	732	—	732	732	—	732
Composites/Marl facility	—	(1)	1	—	(4)	4
	$748	$16	$732	$764	$29	$735

Current Quarter - The activity for Water Technologies, Distribution and Composites/Marl facility during the current and prior year quarters was related to post-closing adjustments. The Composites/Marl Facility activity for the prior year quarter included post-closing purchase price dispute adjustments. The Performance Adhesives segment sales and pre-tax operating income included in discontinued operations were $75 million and $12 million, and $88 million and $22 million, respectively, for the current and prior year quarter. A $732 million gain on disposal was recorded in the current quarter associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Year-to-date - The activity for Water Technologies, Distribution and Composites/Marl facility during the current and prior year periods was related to post-closing adjustments. The Composites/Marl Facility activity for the prior year period included post-closing purchase price dispute adjustments. The Performance Adhesives segment sales and pre-tax operating income included in discontinued operations were $171 million and $35 million, and $172 million and $46 million, respectively, for the current and prior year periods. A $732 million gain on disposal was recorded in the current period associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and six months ended March 31, 2022 and 2021.

	Three months ended March 31			Six months ended March 31
(In millions)	2022	2021	Change	2022	2021	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$(5)	$(34)	$29	$(21)	$14	$(35)
Unrealized gain (loss) on commodity hedges	5	—	5	1	—	1
	$—	$(34)	$34	$(20)	$14	$(34)

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $34 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended March 31, 2022, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $5 million compared to a loss of $34 million for the three months ended March 31, 2021. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended March 31, 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year decreased $34 million compared to the prior year period primarily as a result of the following:

•
For the six months ended March 31, 2022, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $21 million compared to a gain of $14 million for the six months ended March 31, 2021. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the six months ended March 31, 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $910 million and $118 million for the three months ended March 31, 2022 and 2021, respectively, and $1,028 million and $222 million for the six months ended March 31, 2022 and 2021, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2022	2021	2022	2021
Net income (loss)	$786	$41	$834	$97
Income tax expense (benefit)	20	(5)	24	(10)
Net interest and other expense (income)	43	23	49	17
Depreciation and amortization	61	59	121	118
EBITDA	910	118	1,028	222
Income from discontinued operations (net of tax)	(748)	(16)	(764)	(29)
Key items included in EBITDA:
Restructuring, separation and other costs	1	1	2	13
Capital project impairment	—	—	—	9
Environmental reserve adjustments	7	8	10	12
Net (gain) loss on acquisitions and divestitures	(7)	5	(7)	(9)
Total key items included in EBITDA	1	14	5	25
Adjusted EBITDA	$163	$116	$269	$218

Total key items included in EBITDA	$1	$14	$5	$25
Unrealized (gain) loss on securities	28	7	24	(11)
Total key items, before tax	$29	$21	$29	$14

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

	Three months ended		Six months ended
	March 31		March 31
	2022	2021	2022	2021
Diluted EPS from continuing operations (as reported)	$0.66	$0.40	$1.20	$1.10
Key items, before tax:
Restructuring, separation and other costs	0.02	0.02	0.04	0.21
Environmental reserve adjustments	0.14	0.12	0.19	0.19
Capital project impairment	—	—	—	0.16
Unrealized (gain) loss on securities	0.49	0.11	0.42	(0.18)
Net (gain) loss on acquisitions and divestitures	(0.12)	0.08	(0.12)	(0.16)
Key items, before tax	0.53	0.33	0.53	0.22
Tax effect of key items (a)	(0.12)	(0.07)	(0.12)	(0.02)
Key items, after tax	0.41	0.26	0.41	0.20
Tax specific key items:
Restructuring and separation activity	0.17	—	0.17	(0.22)
Valuation allowance	(0.07)	—	(0.07)	—
Uncertain tax positions	—	(0.10)	—	(0.10)
Tax specific key items (b)	0.10	(0.10)	0.10	(0.32)
Total key items	0.51	0.16	0.51	(0.12)
Adjusted diluted EPS from continuing operations (non-GAAP)	$1.17	$0.56	$1.71	$0.98
Amortization expense adjustment (net of tax) (c)	$0.33	$0.28	$0.66	$0.55
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.50	$0.84	$2.37	$1.53

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% and 21% for the three months ended March 31, 2022 and 2021, respectively, and 20% and 21% for the six months ended March 31, 2022 and 2021, respectively.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three and six months ended March 31, 2022 and 2021.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2022	2021	2022	2021
SALES
Life Sciences	$204	$185	$374	$355
Personal Care	172	137	318	262
Specialty Additives	182	158	338	305
Intermediates	66	37	119	69
Intersegment sales (a)	(20)	(8)	(34)	(14)
	$604	$509	$1,115	$977
OPERATING INCOME (LOSS)
Life Sciences	$43	$35	$64	$64
Personal Care	28	19	42	33
Specialty Additives (b)	26	19	44	21
Intermediates	27	3	42	5
Unallocated and other	(31)	(28)	(57)	(57)
	$93	$48	$135	$66
DEPRECIATION EXPENSE
Life Sciences	$8	$8	$16	$17
Personal Care	9	9	18	19
Specialty Additives	17	16	33	33
Intermediates	3	4	7	6
	$37	$37	$74	$75
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$14	$14
Personal Care	12	10	24	19
Specialty Additives	5	5	9	9
Intermediates	—	—	—	1
	$24	$22	$47	$43
EBITDA (c)
Life Sciences	$58	$50	$94	$95
Personal Care	49	38	84	71
Specialty Additives	48	40	86	63
Intermediates	30	7	49	12
Unallocated and other	(31)	(28)	(57)	(57)
	$154	$107	$256	$184

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment transfers are accounted for at cost.
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

March 2022 quarter compared to March 2021 quarter

Life Sciences’ sales increased $19 million to $204 million in the current quarter. Favorable pricing and higher volume/mix increased sales by $15 million and $8 million, respectively, while unfavorable foreign currency exchange decreased sales by $4 million.

Operating income increased $8 million to income of $43 million for the current quarter. Favorable price/mix and higher volume increased operating income by $9 million and $3 million, respectively, partially offset by unfavorable foreign currency exchange and higher costs which decreased operating income by $3 million and $1 million, respectively. Current quarter EBITDA increased $8 million to $58 million. EBITDA margin increased 1.4 percentage points in the current quarter to 28.4%.

Fiscal 2022 year-to-date compared to fiscal 2021 year-to-date

Life Sciences’ sales increased $19 million to $374 million in the current period. Favorable pricing and higher volume/mix increased sales by $18 million and $7 million, respectively, while unfavorable foreign currency decreased sales by $6 million.

Operating income remained flat at income of $64 million for the current period. Favorable price/mix and higher volume increased operating income by $4 million and $2 million, respectively, while unfavorable foreign currency and higher costs decreased operating income by $3 million and $3 million, respectively. Current period EBITDA decreased $1 million to $94. EBITDA margin decreased 1.7 percentage points in the current period to 25.1%.

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

The following EBITDA presentation for the three and six months ended March 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. Life Sciences had no key items for the three and six months ended March 31, 2022 or 2021.

	Life Sciences
	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Operating income	$43	$35	$64	$64
Depreciation and amortization	15	15	30	31
EBITDA	$58	$50	94	95

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

March 2022 quarter compared to March 2021 quarter

Personal Care's sales increased $35 million to $172 million in the current quarter. Favorable product pricing and volume/mix, including the impact of the Schülke acquisition, increased sales by $9 million and $30 million, respectively. Unfavorable currency exchange decreased sales by $4 million.

Operating income increased $9 million to income of $28 million for the current quarter. Favorable price/mix, favorable impact of the Schülke acquisition and higher volume increased operating income by $4 million, $4 million and $2 million, respectively. Unfavorable currency exchange decreased operating income by $1 million. Current quarter EBITDA increased $11 million to $49 million. EBITDA margin increased 0.8 percentage points in the current quarter to 28.5%.

Fiscal 2022 year-to-date compared to fiscal 2021 year-to-date

Personal Care’s sales increased $56 million to $318 million in the current period. Favorable product pricing and volume/mix, including the impact of the Schülke acquisition, increased sales by $11 million and $51 million, respectively. Unfavorable currency exchange decreased sales by $6 million.

Operating income increased $9 million to income of $42 million for the current period. Lower costs, favorable impact of the Schülke acquisition and higher volume increased operating income by $4 million, $6 million and $4 million, respectively. Unfavorable price/mix and unfavorable currency exchange decreased operating income by $3 million and $2 million, respectively. Current period EBITDA increased $13 million to $84 million. EBITDA margin decreased 0.7 percentage points in the current period to 26.4%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three and six months ended March 31, 2022 or 2021.

	Personal Care
	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Operating income	$28	$19	$42	$33
Depreciation and amortization	21	19	42	38
EBITDA	$49	$38	84	71

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

March 2022 quarter compared to March 2021 quarter

Specialty Additives’ sales increased $24 million to $182 million in the current quarter. Favorable product pricing and volume/mix increased sales by $23 million and $5 million, respectively. Unfavorable currency exchange decreased sales by $4 million.

Operating income increased $7 million to income of $26 million for the current quarter. Favorable volume and favorable pricing/mix increased operating income by $1 million and $14 million, respectively. Higher costs decreased operating income by $8 million. Current quarter EBITDA increased $8 million to $48 million. EBITDA margin increased 1.1 percentage points in the current quarter to 26.4%.

Fiscal 2022 year-to-date compared to fiscal 2021 year-to-date

Specialty Additives’ sales increased $33 million to $338 million in the current period. Favorable product pricing and volume/mix increased sales by $32 million and $6 million, respectively. Unfavorable currency exchange decreased sales by $5 million.

Operating income increased $23 million to income of $44 million for the current period. Favorable volume, favorable pricing/mix, favorable currency exchange and a capital project impairment in the prior year period increased operating income by $2 million, $15 million, $1 million and $9 million, respectively. Higher costs decreased operating income by $4 million. Current period EBITDA increased $23 million to $86 million while Adjusted EBITDA increased $14 million to $86 million. Adjusted EBITDA margin increased 1.8 percentage points in the current period to 25.4%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the six months ended March 31, 2021 related to a capital project impairment within Specialty Additives.

	Specialty Additives
	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Operating income	$26	$19	$44	$21
Depreciation and amortization	22	21	42	42
EBITDA	48	40	86	63
Capital project impairment	—	—	—	9
Adjusted EBITDA	$48	$40	$86	$72

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

March 2022 quarter compared to March 2021 quarter

Intermediates’ sales increased $29 million to $66 million in the current quarter. Improved product pricing increased sales by $33 million, partially offset by unfavorable volumes and unfavorable foreign currency exchange which decreases sales by $3 million and $1 million, respectively.

Operating income increased $24 million to $27 million for the current quarter. Price/mix and lower costs increased operating income by $22 million and $3 million, respectively, and was partially offset by lower volume which decreased operating income by $1 million. Current quarter EBITDA increased $23 million to $30 million. EBITDA margin increased 26.6 percentage points in the current quarter to 45.5%.

Fiscal 2022 year-to-date compared to fiscal 2021 year-to-date

Intermediates’ sales increased $50 million to $119 million in the current period. Improved product pricing increased sales by $52 million. That increase was partially offset by lower volumes and unfavorable foreign currency exchange which decreased sales by $1 million each, respectively.

Operating income increased $37 million to $42 million for the current period. Price/mix increased operating income by $39 million and was partially offset by unfavorable volume and unfavorable currency exchange which decreased operating income by $1 million each, respectively. Current period EBITDA increased $37 million to $49 million. EBITDA margin increased 23.8 percentage points in the current period to 41.2%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and six months ended March 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and six months ended March 31, 2022 or 2021.

	Intermediates
	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Operating income	$27	$3	$42	$5
Depreciation and amortization	3	4	7	7
EBITDA	$30	$7	$49	$12

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three ended March 31, 2022 and 2021.

	Unallocated and Other
	Three months ended March 31		Six months ended March 31
(In millions)	2022	2021	2022	2021
Restructuring activities	$(4)	$(5)	$(9)	$(21)
Environmental expenses	(7)	(8)	(11)	(12)
Other expenses (primarily governance and legacy expenses)	(20)	(15)	(37)	(24)
Total expense	$(31)	$(28)	$(57)	$(57)

March 2022 quarter compared to March 2021 quarter

Unallocated and other recorded expense of $31 million and $28 million for the three months ended March 31, 2022 and 2021, respectively. The current and prior year quarter included expense of $4 million and $5 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively, as well as stranded costs of $3 million and $4 million associated with the Performance Adhesives divestiture.

The current quarter and prior year quarter included $7 million and $8 million for environmental expenses, respectively.

Other expenses increase of $5 million is primarily a result of decreased transition services income associated with the Composites sale from INEOS in the current quarter.

Fiscal 2022 year-to-date compared to fiscal 2021 year-to-date

Unallocated and other recorded expense of $57 million for both the six months ended March 31, 2022 and 2021. The current and prior year period included expense of $9 million and $21 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively, as well as stranded costs of $7 million and $8 million associated with the Performance Adhesives divestiture.

The current period and prior year period included $11 million and $12 million for environmental expenses, respectively.

Other expenses increase of $13 million is primarily a result of a gain of $4 million in the prior year period associated with excess corporate property sales as well as decreased transition services income associated with the Composites sale from INEOS in the current period.

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

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2022 and 2021.

	Six months ended
	March 31
(In millions)	2022	2021
Cash provided (used) by:
Operating activities from continuing operations	$31	$120
Investing activities from continuing operations	(42)	(18)
Financing activities from continuing operations	(810)	(233)
Discontinued operations	1,577	46
Effect of currency exchange rate changes on cash and cash equivalents	(2)	4
Net increase (decrease) in cash and cash equivalents	$754	$(81)

Cash and cash equivalents increased $754 million for the six months ended March 31, 2022 compared to a $81 million decrease for the six months ended March 31, 2021.

The $754 million increase for the six months ended March 31, 2022 was primarily driven by the proceeds of the sale of the Performance Adhesives business segment of approximately $1.7 billion, net of transaction costs, and $31 million of operating cash flows from continuing operations offset by short-term debt repayments of $365 million, long-term debt repayments of $250 million, and $155 million of stock repurchase activity.

The $81 million decrease for the six months ended March 31, 2021 was primarily driven by repayment of short-term debt of $195 million offset by $120 million of operating cash flows from continuing operations.

See the Statements of Condensed Consolidated Cash Flows for additional details.

Ashland expects cash tax payments of roughly $320 million (for taxes associated with the Performance Adhesives sale) to occur in during the last six months of fiscal 2022.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow and ongoing free cash flows for the disclosed periods. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

(In millions)	2022	2021
Total cash flows provided by operating activities from continuing operations	$31	$120
less:
Additions to property, plant and equipment	(37)	(53)
Free cash flows	(6)	67
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program (a)	(5)	—
Restructuring-related payments (b)	5	29
Environmental and related litigation payments (c)	28	21
Ongoing free cash flow	$22	$117

Adjusted EBITDA (d)	269	218

Ongoing free cash flow conversion (e)	8%	54%

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

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,215 million and $792 million as of March 31, 2022 and September 30, 2021, respectively. The increase in working capital was the primary reason of the $95 million decline in ongoing free cash flows between periods primarily as a result of increased inventories to navigate supply-chain issues as well as cost inflation and increased accounts receivable as a result of higher sales volumes. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 169% and 65% of current liabilities (excluding current liabilities held for sale) as of March 31, 2022 and September 30, 2021, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of March 31, 2022 and September 30, 2021.

	March 31	September 30
(In millions)	2022	2021
Cash and investment securities
Cash and cash equivalents	$964	$210
Restricted investments (a)	423	421

Unused borrowing capacity and liquidity
Revolving credit facility	581	356
2018 accounts receivable securitization (foreign)	111	—
Accounts receivable sales program (U.S.)	—	12

(a)
Includes $300 million and $333 million related to the Asbestos trust and $123 million and $88 million related to the Environmental trust as of March 31, 2022 and September 30, 2021, respectively.

The borrowing capacity remaining under the $600 million revolving credit facility was $581 million due to an outstanding balance of zero, as well as a reduction of $19 million for letters of credit outstanding at March 31, 2022. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and foreign accounts receivable securitization facility, was $1,656 million at March 31, 2022, compared to $566 million at September 30, 2021. Ashland had no available liquidity under the U.S. Accounts Receivable Sales Program as of March 31, 2022. Ashland also maintained $423 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of March 31, 2022 and September 30, 2021.

	March 31	September 30
(In millions)	2022	2021
Short-term debt (includes current portion of long-term debt)	$—	$374
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,336	1,596
Total debt	$1,336	$1,970

(a)
Includes $16 million and $17 million of debt issuance cost discounts as of March 31, 2022 and September 30, 2021, respectively.

Debt as a percent of capital employed was 28% and 42% at March 31, 2022 and at September 30, 2021, respectively. At March 31, 2022, Ashland’s total debt had an outstanding principal balance of $1,390 million, discounts of $38 million, and debt issuance costs of $16 million. There are no maturities of long-term debt due within the next five years.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of March 31, 2022, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the 2020 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2022, Ashland is in compliance with all debt agreement covenant restrictions under the 2020 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2020 Credit Agreement is 4.0. The 2020 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2020 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At March 31, 2022, Ashland’s calculation of the consolidated net leverage ratio was 0.7.

The minimum required consolidated interest coverage ratio under the 2020 Credit Agreement is 3.0. The 2020 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At March 31, 2022, Ashland’s calculation of the consolidated interest coverage ratio was 9.0.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity increased by $629 million since September 30, 2021 to $3,381 million at March 31, 2022. The increase of $629 million was due to net income of $834 million, compensation expense and common shares issued of $4 million, and $1 million of deferred gains on commodity hedges offset by stock repurchase activity of $155 million, dividends of $34 million, and deferred translation loss of $21 million.

Stock repurchase program agreements

In September 2021, under the 2018 stock repurchase program, Ashland entered into an accelerated share repurchase agreement (2021 ASR Agreement). Under the 2021 ASR Agreement, Ashland paid an initial purchase price of $450 million and received an initial delivery of 3.9 million shares of common stock during September 2021. The bank exercised its early termination option under the 2021 ASR Agreement in February 2022, and an additional 0.7 million shares were repurchased, bringing the total shares repurchased upon settlement to 4.6 million.

On March 1, 2022, under its current stock repurchase program, Ashland entered into an agreement to repurchase an aggregate amount of $200 million of Ashland common stock using open-market purchases under rule 10b-18. Under the terms of the agreement, the bank will purchase a number of shares of Ashland common stock for a pre-determined amount on various trading days dependent upon Ashland's prevailing stock price on that date. The term of the agreement is through September 1, 2022. As of March 31, 2022, Ashland paid $155 million and received 1.7 million shares of common stock under the agreement. On April 8, 2022, Ashland completed repurchases under this agreement repurchasing a total of 2.15 million shares.

Stockholder dividends

Ashland paid a dividend of 30 cents per share for the first and second quarter of fiscal 2022 and 27.5 cents per share in the first and second quarter of fiscal 2021.

Capital expenditures

Capital expenditures were $37 million for the six months ended March 31, 2022 compared to $53 million for the six months ended March 31, 2021.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the six months ended March 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2022 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2022, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

Ashland completed its purchase of Schülke in the quarter ended June 30, 2021. Although management believes appropriate internal controls and procedures have been maintained, Schülke's controls and procedures for the recording, processing, and summarizing of financial information have not been fully evaluated by Ashland's management as of March 31, 2022. Ashland anticipates to have this assessment complete during Fiscal 2022. As such, there is a risk that deficiencies may exist and not yet be identified that could constitute significant deficiencies or in the aggregate, a material weakness related to Schülke's business.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of March 31, 2022, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 77 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2022.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2022 was as follow:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions) (a)
January 1, 2022 to January 31, 2022	—	$—	—	$350
February 1, 2022 to February 28, 2022	707,487	98.54	707,487	350
March 1, 2022 to March 31, 2022	1,695,893	91.65	1,695,893	195
Total	2,403,380		2,403,380	$195

(a)
During March 2018, Ashland’s Board of Directors approved a new $1 billion stock repurchase program, which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of March 31, 2022, $195 million remains available for repurchase under this authorization.

ITEM 6. EXHIBITS

(a) Exhibits

2.1

First Amendment to Purchase and Sale Agreement, dated as of February 28, 2022, by and between Ashland LLC and Arkema filed as Exhibit 2.1 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference.

10.1

First Amendment to the Receivables Purchasing Agreement, dated February 22, 2022, by and among CVG Capital III LLC, PNC Bank, National Association, as administrative agent, PNC Bank, National Association, as administrative agent, Ashland LLC, as initial servicer, and certain other persons identified as Purchasers, LC, LC Participants and Group Agents and other persons from time to time identified as parties thereto, as filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference.

10.2

Assignment Agreement dated February 22, 2022, between CVG Capital III LLC and Ashland LLC. as filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2022 and March 31, 2021; (ii) Condensed Consolidated Balance Sheets at March 31, 2022 and September 30, 2021; (iii) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2022 and March 31, 2021; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Global Holdings Inc.
(Registrant)
April 28, 2022	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)