Form 10-Q
period 2022-12-31
ASHLAND INC.
filed 2023-02-01
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-211719

ASHLAND INC.

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

At December 31, 2022, there were 54,271,587 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2022	2021
Sales	$525	$512
Cost of sales	360	351
Gross profit	165	161

Selling, general and administrative expense	93	82
Research and development expense	13	13
Intangibles amortization expense - Note G	23	24
Equity and other income	1	—
Operating income	37	42

Net interest and other expense (income)	(14)	5
Other net periodic benefit loss	(1)	—
Income from continuing operations before income taxes	50	37
Income tax expense - Note J	8	5
Income from continuing operations	42	32
Income (loss) from discontinued operations (net of income taxes) - Note C	(2)	16
Net income	$40	$48

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$0.77	$0.56
Income (loss) from discontinued operations	(0.03)	0.29
Net income	$0.74	$0.85

Diluted earnings per share - Note M
Income from continuing operations	$0.76	$0.55
Income (loss) from discontinued operations	(0.03)	0.28
Net income	$0.73	$0.83

COMPREHENSIVE INCOME
Net income	$40	$48
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	82	(17)
Unrealized loss on commodity hedges	(4)	(3)
Other comprehensive income (loss) - Note N	78	(20)
Comprehensive income	$118	$28

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2022	September 30 2022
ASSETS
Current assets
Cash and cash equivalents	$532	$646
Accounts receivable (a) - Note H	351	402
Inventories - Note F	724	629
Other assets	117	91
Total current assets	1,724	1,768
Noncurrent assets
Property, plant and equipment
Cost	3,116	3,050
Accumulated depreciation	1,770	1,712
Net property, plant and equipment	1,346	1,338
Goodwill - Note G	1,369	1,312
Intangibles - Note G	959	963
Operating lease assets, net - Note I	107	107
Restricted investments - Note E	343	313
Asbestos insurance receivable (b) - Note L	135	138
Deferred income taxes	20	20
Other assets	256	254
Total noncurrent assets	4,535	4,445
Total assets	$6,259	$6,213

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$246	$265
Accrued expenses and other liabilities	200	269
Current operating lease obligations - Note I	18	19
Total current liabilities	464	553
Noncurrent liabilities
Long-term debt - Note H	1,316	1,270
Asbestos litigation reserve - Note L	454	472
Deferred income taxes	176	176
Employee benefit obligations - Note K	110	103
Operating lease obligations - Note I	95	94
Other liabilities	326	325
Total noncurrent liabilities	2,477	2,440
Commitments and contingencies - Note L
Stockholders’ equity - Note N	3,318	3,220

Total liabilities and stockholders' equity	$6,259	$6,213

(a)
Accounts receivable includes an allowance for credit losses of $4 million at both December 31, 2022 and September 30, 2022.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million at both December 31, 2022 and September 30, 2022.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2022	2021
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$40	$48
Loss (Income) from discontinued operations (net of income taxes)	2	(16)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	59	60
Original issue discount and debt issuance costs amortization	1	1
Deferred income taxes	7	3
Stock based compensation expense	7	4
Excess tax benefit on stock based compensation	1	—
Income from restricted investments	(26)	(13)
Asset impairments	4	—
Pension contributions	(1)	(1)
Change in operating assets and liabilities (a)	(123)	(72)
Total cash flows provided (used) by operating activities from continuing operations	(29)	14
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(23)	(15)
Proceeds from disposal of property, plant and equipment	—	1
Proceeds from settlement of company-owned life insurance contracts	2	—
Company-owned life insurance payments	(1)	—
Funds restricted for specific transactions	(5)	—
Reimbursements from restricted investments	—	7
Proceeds from sale of securities	—	4
Purchases of securities	—	(4)
Total cash flows used by investing activities from continuing operations	(27)	(7)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from short-term debt	—	11
Cash dividends paid	(18)	(17)
Stock based compensation employee withholding taxes paid in cash	(9)	(5)
Total cash flows used by financing activities from continuing operations	(27)	(11)
CASH USED BY CONTINUING OPERATIONS	(83)	(4)
Cash provided (used) by discontinued operations
Operating cash flows	(34)	(8)
Investing cash flows	—	(1)
Total cash provided by discontinued operations	(34)	(9)
Effect of currency exchange rate changes on cash and cash equivalents	3	(3)
DECREASE IN CASH AND CASH EQUIVALENTS	(114)	(16)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	646	210
CASH AND CASH EQUIVALENTS - END OF PERIOD	$532	$194

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Results of operations for the period ended December 31, 2022 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. For additional information, see Note Q.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, the accounting for goodwill and other intangible assets, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no new standards that were either issued or adopted in the current fiscal year that will have a material impact on Ashland's consolidated financial statements.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero and $4 million for the three months ended December 31, 2022 and 2021.

Other manufacturing facility sale

During the three months ended December 31, 2022, Ashland entered into a definitive sale agreement to sell a Specialty Additives manufacturing facility for less than $1 million. This transaction is expected to close within the next twelve months. The net asset value related to these sites was less than $1 million and $4 million at December 31, 2022 and September 30, 2022, respectively. During the three months ended December 31, 2022, a $4 million impairment charge was recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) for this manufacturing facility.

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions)	2022	2021
Income (loss) from discontinued operations (net of tax)
Performance Adhesives	$(1)	$17
Distribution	(1)	(1)
	$(2)	$16

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Performance Adhesives for the three months ended December 31, 2021. This disclosure was not applicable for the three months ended December 31, 2022 as a result of the sale in fiscal 2022.

Three months ended
December 31
(In millions)	2021
Income (loss) from discontinued operations attributable to Performance Adhesives
Sales	$96
Cost of sales	(67)
Selling, general and administrative expense	(5)
Research and development expense	(2)
Pretax income of discontinued operations	22
Income tax expense	(5)
Income from discontinued operations	$17

NOTE D – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2023 Life Sciences restructuring program

During December 2022, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of $1 million during the three months ended December 31, 2022. As of December 31, 2022, the severance reserve associated with this program was $1 million.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2022.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$532	$532	$532	$—	$—
Restricted investments (a) (b)	404	404	404	—	—
Investment of captive insurance company (c)	10	10	10	—	—
Foreign currency derivatives (d)	1	1	—	1	—
Commodity derivatives (d)	1	1	—	1	—
Total assets at fair value	$948	$948	$946	$2	$—

Liabilities
Foreign currency derivatives (e)	$1	$1	$—	$1	$—
Commodity derivatives (e)	3	3	—	3	—
Total liabilities at fair value	$4	$4	$—	$4	$—

(a)
Included in restricted investments and $61 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $259 million related to the Asbestos trust and $145 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Condensed Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2022.

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

Restricted investments

Ashland maintains certain investments in a company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $61 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.

The following table presents gross unrealized gains and losses for the restricted securities as of December 31, 2022 and September 30, 2022:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2022
Demand deposit	$14	$—	$—	$14
Equity mutual fund	187	23	(12)	198
Fixed income mutual fund	234	—	(42)	192
Fair value	$435	$23	$(54)	$404

As of September 30, 2022
Demand deposit	$6	$—	$—	$6
Equity mutual fund	186	20	(25)	181
Fixed income mutual fund	234	—	(47)	187
Fair value	$426	$20	$(72)	$374

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the portfolio for the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions)	2022	2021
Investment income (a)	$4	$8
Net gains (losses) (a)	21	4
Funds restricted for specific transactions	5	—
Disbursements	—	(7)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three months ended December 31, 2022 and 2021 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2022	2021
Foreign currency derivative gains	$8	$2

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2022 and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2022	2022
Foreign currency derivative assets	$1	$1
Notional contract values	147	133

Foreign currency derivative liabilities	$1	$9
Notional contract values	185	535

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the gains and losses recognized during the three months ended December 31, 2022 and 2021, respectively, within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2022	2021
Commodity derivative gains	$1	$2

The following table summarizes the fair values of the outstanding commodity derivatives as of December 31, 2022, and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2022	2022
Commodity derivative assets	$1	$4
Notional contract values	6	13

Commodity derivative liabilities	$3	$1
Notional contract values	16	9

Other financial instruments

At December 31, 2022 and September 30, 2022, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,330 million and $1,284 million, respectively, compared to a fair value of $1,186 million and $1,102 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates. The carrying value of long-term debt with variable interest approximated fair value.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	December 31	September 30
(In millions)	2022	2022
Finished products	$462	$391
Raw materials, supplies and work in process	262	238
	$724	$629

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three months ended December 31, 2022.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2022.

	Life	Personal	Specialty
(In millions)	Sciences	Care (a)	Additives (a)	Intermediates (a)	Total
Balance at September 30, 2022	$787	$118	$407	$—	$1,312
Currency translation	35	5	17	—	57
Balance at December 31, 2022	$822	$123	$424	$—	$1,369

(a)
As of December 31, 2022 and September 30, 2022, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three months ended December 31, 2022.

Other intangible assets were comprised of the following as of December 31, 2022 and September 30, 2022.

	December 31, 2022
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$98	$(39)	$59
Intellectual property	734	(546)	188
Customer and supplier relationships	824	(390)	434
Total definite-lived intangibles	1,656	(975)	681

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,934	$(975)	$959

	September 30, 2022
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$95	$(37)	$58
Intellectual property	718	(523)	195
Customer and supplier relationships	801	(369)	432
Total definite-lived intangibles	1,614	(929)	685

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,892	$(929)	$963

Amortization expense recognized on intangible assets was $23 million and $24 million for the three months ended December 31, 2022 and 2021, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $92 million in 2023 (includes three months actual and nine months estimated), $78 million in 2024, $73 million in 2025, $70 million in 2026 and $50 million in 2027. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.
NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	December 31, 2022	September 30, 2022
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	534	489
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	61	60
Other (a)	(11)	(11)
Total debt	1,316	1,270
Short-term debt (includes current portion of long-term debt)	—	—
Long-term debt (less current portion)	$1,316	$1,270

(a)
Other includes $14 million of debt issuance costs as of December 31, 2022 and September 30, 2022, respectively.

The scheduled aggregate maturities of long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of December 31, 2022: zero in the next 4 years and $4 million in 2027.

Accounts Receivable Facilities and Off-Balance Sheet Arrangements

U.S. Accounts Receivable Sales Program

Ashland continues to maintain its U.S. Accounts Receivable Sales Program entered into during fiscal 2021. Ashland accounts for the receivables transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Condensed Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a loss of less than $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2022 and 2021, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $90 million of sales at December 31, 2022 against the buyer’s limit, which was $100 million at December 31, 2022 compared to $110 million of sales at September 30, 2022 against the buyer's limit, which was $125 million at September 30, 2022. Ashland transferred $115 million and $136 million in receivables to the special purpose entity (SPE) as of December 31, 2022 and September 30, 2022, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of December 31, 2022 and September 30, 2022 of less than $1 million. As of December 31, 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $49 million, of which $68 million was collected, which includes collections from the sales in prior year transferred to the buyer. The difference of $19 million represents the impact of a net reduction in accounts receivable sales volume during the current year.

Foreign Accounts Receivable Securitization Facility

Ashland continues to maintain its Foreign 2018 Accounts Receivable Securitization Facility. Ashland accounts for the Foreign 2018 Accounts Receivable Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. At December 31, 2022 and September 30, 2022, the outstanding amounts of accounts receivable transferred by Ashland were $158 million and $162 million, respectively, and there were zero borrowings (denominated in multiple currencies) under the facility in both periods.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement which included the $600 million Revolving Credit Facility was $581 million due to an outstanding balance of zero, as well as a reduction of $19 million for letters of credit outstanding as of December 31, 2022. Ashland's total borrowing capacity at December 31, 2022 was $687 million, which included $106 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland had zero available liquidity under its current U.S. Accounts Receivable Sales Program as of December 31, 2022.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2022, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At December 31, 2022, Ashland’s calculation of the consolidated net leverage ratio was 1.3.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At December 31, 2022, Ashland’s calculation of the interest coverage ratio was 10.8.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended
		December 31
(In millions)	Location	2022	2021
Lease cost:
Operating lease cost	Selling, General & Administrative	$3	$3
Operating lease cost	Cost of Sales	3	4
Variable lease cost	Selling, General & Administrative	1	1
Variable lease cost	Cost of Sales	2	1
Short-term leases	Cost of Sales	1	1
Total lease cost		$10	$10

Right-of-use assets exchanged for new operating lease obligations was $2 million and $1 million for the three months ended December 31, 2022 and 2021, respectively.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended
	December 31
(In millions)	2022	2021
Operating cash flows from operating leases	$7	$7

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 16% for the three months ended December 31, 2022.

The current quarter tax rate was impacted by jurisdictional income mix, as well as net $1 million from favorable tax discrete items.

Prior fiscal year

The overall effective tax rate was 13% for the three months ended December 31, 2021. The quarter tax rate was impacted by jurisdictional income mix, as well as $3 million from favorable tax discrete items.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2022.

(In millions)
Balance at October 1, 2022	$84
Increases related to positions taken in the current year	1
Balance at December 31, 2022	$85

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $25 million and $35 million. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the three months ended December 31, 2022, Ashland contributed $1 million to its non-U.S. pension plans and zero to its U.S. pension plans. Ashland does not expect to contribute to its U.S. pension plans and expects to make additional contributions of approximately $3 million to its non-U.S. pension plans during the remainder of fiscal 2023.

Components of net periodic benefit loss (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2022	2021	2022	2021
Three months ended December 31
Service cost	$1	$1	$—	$—
Interest cost	3	2	—	—
Expected return on plan assets	(2)	(2)	—	—
Total net periodic benefit loss	$2	$1	$—	$—

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to $1 million and zero for the three months ended December 31, 2022 and 2021, respectively.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2022	2021	2022	2021	2020
Open claims - beginning of year	44	46	46	49	53
New claims filed	1	—	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(1)	(3)	(4)	(5)
Open claims - end of period	44	45	44	46	49

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed during 2022, it was determined that the liability for Ashland asbestos-related claims should be increased by $16 million. Total reserves for asbestos claims were $292 million at December 31, 2022 compared to $305 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2022	2021	2022	2021	2020
Asbestos reserve - beginning of year	$305	$320	$320	$335	$352
Reserve adjustment	—	—	16	12	13
Amounts paid	(13)	(13)	(31)	(27)	(30)
Asbestos reserve - end of period (a)	$292	$307	$305	$320	$335

(a)
Included $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.

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

At December 31, 2022, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $99 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $101 million at September 30, 2022. During fiscal year 2022, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2022	2021	2022	2021	2020
Insurance receivable - beginning of year	$101	$100	$100	$103	$123
Receivable adjustment (a)	—	—	7	6	1
Insurance settlement	—	—	—	—	(10)
Amounts collected	(2)	(1)	(6)	(9)	(11)
Insurance receivable - end of period (b)	$99	$99	$101	$100	$103

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses was $2 million as of December 31, 2022 and September 30, 2022.
(b)
Includes $12 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2022	2021	2022	2021	2020
Open claims - beginning of year	11	12	12	12	13
New claims filed	—	1	1	1	1
Claims dismissed	—	(1)	(2)	(1)	(2)
Open claims - end of period	11	12	11	12	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during fiscal year 2022, it was determined that the liability for Hercules asbestos-related claims should be increased by $15 million. Total reserves for asbestos claims were $209 million at December 31, 2022 compared to $213 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2022	2021	2022	2021	2020
Asbestos reserve - beginning of year	$213	$217	$217	$229	$252
Reserve adjustments	—	—	15	8	(3)
Amounts paid	(4)	(6)	(19)	(20)	(20)
Asbestos reserve - end of period (a)	$209	$211	$213	$217	$229

(a)
Included $18 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.

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

As of December 31, 2022, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $51 million compared to $52 million at September 30, 2022. During fiscal year 2022, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in an increase of $7 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2022	2021	2022	2021	2020
Insurance receivable - beginning of year	$52	$47	$47	$47	$49
Receivable adjustment (a)	—	—	7	1	(2)
Amounts collected	(1)	—	(2)	(1)	—
Insurance receivable - end of period (b)	$51	$47	$52	$47	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses was $1 million as of December 31, 2022 and September 30, 2022.
(b)
Includes $3 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $456 million for the Ashland asbestos-related litigation (current reserve of $292 million) and approximately $317 million for the Hercules asbestos-related litigation (current reserve of $209 million), depending on the combination of assumptions selected in the various models. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2022, such locations included 59 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 109 current and former operating facilities and about 1225 service station properties, of which 17 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $206 million at December 31, 2022 compared to $211 million at September 30, 2022, of which $157 million at December 31, 2022 and September 30, 2022 was classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions)	2022	2021
Reserve - beginning of period	$211	$207
Disbursements	(13)	(13)
Revised obligation estimates and accretion	8	3
Reserve - end of period	$206	$197

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2022 and September 30, 2022, Ashland’s recorded receivable for these probable insurance recoveries was $20 million and $21 million, of which $17 million at December 31, 2022 and September 30, 2022 was classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions)	2022	2021
Environmental expense	$8	$3
Legal expense	1	1
Total expense	9	4

Insurance receivable	—	—
Total expense, net of receivable activity (a)	$9	$4

(a)
Net expense of $1 million for the three months ended December 31, 2022 and 2021 relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

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

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2022.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at December 31, 2022 and 2021, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2022	2021
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations	$42	$32
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	54	57
Share based awards convertible to common shares	1	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	55	58
EPS from continuing operations
Basic	$0.77	$0.56
Diluted	0.76	0.55

NOTE N – EQUITY ITEMS

Stockholder dividends

Dividends of 33.5 cents and 30.0 cents per share were paid in the first quarters of fiscal 2023 and 2022, respectively.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2022			2021
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$83	$(1)	$82	$(18)	$1	$(17)
Unrealized loss on commodity hedges	(5)	1	(4)	(4)	1	(3)
Total other comprehensive income (loss)	$78	$—	$78	$(22)	$2	$(20)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions)	2022	2021
Common stock and paid in capital
Balance, beginning of period	$136	$328
Common shares issued under stock incentive and other plans (a)	(2)	—
Balance, end of period	134	328
Retained earnings
Balance, beginning of period	3,653	2,796
Net income	40	48
Regular dividends	(18)	(17)
Balance, end of period	3,675	2,827
Accumulated other comprehensive income (loss)
Balance, beginning of period	(569)	(372)
Unrealized translation gain (loss)	82	(17)
Unrealized loss on commodity hedges	(4)	(3)
Balance, end of period	(491)	(392)
Total stockholders' equity	$3,318	$2,763
Cash dividends declared per common share	$0.335	$0.300

(a)
Common shares issued were 127,577 shares and 94,715 for the three months ended December 31, 2022 and 2021, respectively. Includes $9 million and $5 million associated with stock based compensation employee withholding taxes for the three months ended December 31, 2022 and 2021, respectively.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2022 (a)	2021 (b)
Nonvested stock awards	3	4
Performance share awards	5	2
	$8	$6

(a)
Included $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2022.
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

Sales by geography
	Three months ended
	December 31
(In millions)	2022	2021
Life Sciences
North America	$47	$53
Europe	74	55
Asia Pacific	60	46
Latin America & other	26	16
	$207	$170

	Three months ended
	December 31
(In millions)	2022	2021
Personal Care
North America	$42	$41
Europe	51	57
Asia Pacific	28	32
Latin America & other	17	17
	$138	$147

	Three months ended
	December 31
(In millions)	2022	2021
Specialty Additives
North America	$53	$52
Europe	48	55
Asia Pacific	35	41
Latin America & other	7	8
	$143	$156

	Three months ended
	December 31
(In millions)	2022	2021
Intermediates
North America	$34	$32
Europe	9	10
Asia Pacific	8	9
Latin America & other	3	2
	$54	$53

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $322 million and $369 million as of December 31, 2022 and September 30, 2022, respectively. See Note H for additional information on Ashland’s program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S Accounts Receivable Sales Program).

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

The following table presents various financial information for each reportable segment for the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions - unaudited)	2022	2021
SALES
Life Sciences	$207	$170
Personal Care	138	147
Specialty Additives	143	156
Intermediates	54	53
Intersegment sales (a)	(17)	(14)
	$525	$512
OPERATING INCOME (LOSS)
Life Sciences	$34	$21
Personal Care	11	15
Specialty Additives	1	17
Intermediates	20	16
Unallocated and other	(29)	(27)
	$37	$42
DEPRECIATION EXPENSE
Life Sciences	$10	$8
Personal Care	9	9
Specialty Additives	14	16
Intermediates	3	3
	$36	$36
AMORTIZATION EXPENSE
Life Sciences	$7	$7
Personal Care	12	12
Specialty Additives	4	5
Intermediates	—	—
	$23	$24
EBITDA (b)
Life Sciences	$51	$36
Personal Care	32	36
Specialty Additives	19	38
Intermediates	23	19
Unallocated and other	(29)	(27)
	$96	$102

	December 31	September 30
(In millions - unaudited)	2022	2022
TOTAL ASSETS
Life Sciences	$1,944	$1,905
Personal Care	1,078	1,073
Specialty Additives	1,621	1,567
Intermediates	169	170
Unallocated and other	1,447	1,498
	$6,259	$6,213

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition and expected effects of the COVID-19 pandemic on Ashland’s business, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the COVID-19 pandemic and the ongoing Ukraine and Russia conflict on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. The extent and duration of the COVID-19 pandemic on our business and operations remains uncertain. Factors that influence the impact on our business and operations include the duration and extent of the pandemic, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of the pandemic. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for environment, social and governance (ESG). The Company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 3,900 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America was 70% and 68% for the three months ended December 31, 2022 and 2021, respectively. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2022	2021
North America (a)	30%	32%
Europe	35%	35%
Asia Pacific	25%	25%
Latin America & other	10%	8%
	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 was as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2022	2021
Life Sciences	40%	33%
Personal Care	26%	29%
Specialty Additives	27%	30%
Intermediates	7%	8%
	100%	100%

KEY DEVELOPMENTS

Business results current quarter

Ashland recorded net income of $40 million (income of $42 million in continuing operations and a loss of $2 million in discontinued operations) and net income of $48 million (income of $32 million in continuing operations and $16 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $93 million decreased by $25 million for the current quarter, while Ashland’s Adjusted EBITDA of $108 million increased by $2 million for the current quarter, each compared to the prior year quarter (see U.S. GAAP reconciliation below under consolidated review). The increase was primarily driven by improved pricing and mix, substantially offset by increased plant, manufacturing and shipping costs, unfavorable foreign currency exchange, and lower sales volumes.

Life Sciences experienced strong global demand for pharmaceutical ingredients, while Specialty Additives and Personal Care experienced weaker demand driven primarily by the impact of COVID-19 on the China re-opening, the general economic slowdown in Europe and significant distributor destocking in China and Europe.

Additionally operating costs within Specialty Additives was impacted by planned plant maintenance shutdowns plus COVID-19 dynamics which resulted in an extended unplanned plant shutdown at the company's Nanjing, China, facility late in the quarter.

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

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. Through the first quarter of fiscal 2023, Ashland has not experienced any additional major operating surprises related to the COVID-19 pandemic, continues to maintain supply chains in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. Ashland's businesses continued to show resiliency in the face of difficult economic circumstances. While sales were up in the quarter period-over-period, the COVID-19 impact related to the China re-opening did negatively impact demand during the current quarter for both the Specialty Additives and Personal Care business segments. Additionally Specialty Additives was also impacted by extended unplanned plant shutdowns at its Nanjing, China, facility as a result of these same dynamics. Ashland’s overall liquidity remains strong and Ashland is more than able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

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

Key financial results for the three months ended December 31, 2022 and 2021 included the following:

•
Ashland’s net income amounted to $40 million compared to $48 million for the three months ended December 31, 2022 and 2021, respectively, or income of $0.73 and $0.83 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in a loss of $2 million and income of $16 million during the three months ended December 31, 2022 and 2021, respectively.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $42 million and $32 million for the three months ended December 31, 2022 and 2021, respectively.
•
The effective income tax rates were an expense of 16% and 13% for the three months ended December 31, 2022 and 2021, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.
•
Ashland incurred pretax net interest and other income of $14 million and expense of $5 million for the three months ended December 31, 2022 and 2021, respectively. This includes gains of $21 million and $4 million on restricted investments, respectively, for the current and prior year quarters.
•
Other net periodic benefit income (loss) resulted in a loss of $1 million and zero during the three months ended December 31, 2022 and 2021, respectively.
•
Operating income was $37 million and $42 million for the three months ended December 31, 2022 and 2021, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Operating income/loss amounted to income of $37 million and $42 million for the three months ended December 31, 2022 and 2021, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D in the Notes to Condensed Consolidated Financial Statements for further information on the restructuring activities.
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during the current and prior year quarters to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.

•
Asset impairments - During the three months ended December 31, 2022, Ashland incurred an impairment charge associated with the pending sale of a Specialty Additives manufacturing facility. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income for the three months ended December 31, 2022 and 2021 included depreciation and amortization of $59 million and $60 million, respectively.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three months ended December 31, 2022 and 2021.

	Three months ended December 31
(In millions)	2022	2021	Change
Sales	$525	$512	$13

The following table provides a reconciliation of the change in sales for the three ended December 31, 2022 and 2021.

Three months ended
(In millions)	December 31, 2022
Volume	$(25)
Pricing	62
Foreign currency exchange	(24)
Change in sales	$13

Sales for the current quarter increased $13 million compared to the prior year quarter. Favorable product pricing associated with cost inflation pricing actions increased sales by $62 million which was partially offset by lower sales volume and unfavorable foreign currency exchange of $25 million and $24 million, respectively.

	Three months ended December 31
(In millions)	2022	2021	Change
Cost of sales	$360	$351	$9
Gross profit as a percent of sales	31.4%	31.4%

The following table provides a reconciliation of the change in cost of sales between the three months ended December 31, 2022 and 2021.

Three months ended
(In millions)	December 31, 2022
Changes in:
Volume	$(22)
Price/mix	7
Foreign currency exchange	(10)
Operating costs	34
Change in cost of sales	$9

Cost of sales for the current quarter increased $9 million compared to the prior year quarter. Price/mix and higher operating costs, which includes cost inflation associated with plant manufacturing and shipping costs (as well as planned and unplanned plant shutdowns and maintenance), increased cost of sales by $7 million and $34 million, respectively. These increases were partially offset by lower volume and foreign currency exchange, which decreased cost of sales by $22 million and $10 million, respectively. Gross profit as a percentage of sales held steady at 31.4% driven by pricing and mix improvement actions across business segments.

	Three months ended December 31
(In millions)	2022	2021	Change
Selling, general and administrative expense	$93	$82	$11
As a percent of sales	17.7%	16.0%

Selling, general and administrative expense for the current quarter increased $11 million compared to the prior year quarter with expenses as a percent of sales increasing 1.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$8 million and $3 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information).
•
$4 million impairment charge in the current quarter associated with the pending sale of a Specialty Additives manufacturing facility.

	Three months ended December 31
(In millions)	2022	2021	Change
Research and development expense	$13	$13	$—

Research and development expense is consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2022	2021	Change
Intangibles amortization expense	$23	$24	$(1)

Intangibles amortization expense is primarily consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2022	2021	Change
Net interest and other expense (income)
Interest expense	$14	$16	$(2)
Interest income	(4)	—	(4)
Income from restricted investments	(25)	(12)	(13)
Other financing costs	1	1	—
	$(14)	$5	$(19)

Net interest and other expense (income) decreased by $19 million during the current quarter compared to the prior year quarter. Interest expense decreased $2 million primarily due to lower debt levels during the current quarter compared to the prior year quarter. Restricted investments income of $25 million and $12 million included gains of $21 million compared to $4 million for the three months ended December 31, 2022 and 2021, respectively. See Note E for more information on the restricted investments.

	Three months ended December 31
(In millions)	2022	2021	Change
Other net periodic benefit loss	$(1)	$—	$(1)

Other net periodic benefit loss for the three months ended December 31, 2022 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $2 million.

	Three months ended December 31
(In millions)	2022	2021	Change
Income tax expense	$8	$5	$3
Effective tax rate	16%	13%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 16% for the three months ended December 31, 2022 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $1 million.

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

The effective tax rate during the three months ended December 31, 2022 and 2021 was not impacted by tax specific key items.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2022	2021
Income from continuing operations before income taxes	$50	$37
Key items (pre-tax) (a)	(8)	—
Adjusted income from continuing operations
before income taxes	$42	$37

Income tax expense (benefit)	$8	$5
Income tax rate adjustments:
Tax effect of key items	(2)	—
Total income tax rate adjustments	(2)	—
Adjusted income tax expense	$6	$5

Effective tax rate, excluding key items (Non-GAAP) (c)	15%	13%

(a)
See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2022	2021	Change
Income (loss) from discontinued operation (net of taxes)
Performance Adhesives	$(1)	$17	$(18)
Distribution	(1)	(1)	—
	$(2)	$16	$(18)

The activity for Distribution during the current and prior year quarters was related to post-closing adjustments for environmental expenses. The Performance Adhesives segment operations had sales and pre-tax operating income included in discontinued operations of $96 million and $22 million for the prior year quarter.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three months ended December 31, 2022 and 2021.

	Three months ended December 31
(In millions)	2022	2021	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$82	$(17)	$99
Unrealized loss on commodity hedges	(4)	(3)	(1)
	$78	$(20)	$98

Total other comprehensive income (loss), net of tax, for the current quarter increased $98 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended December 31, 2022, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $82 million compared to a loss of $17 million for the three months ended December 31, 2021. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended December 31, 2022 and 2021, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $4 million and $3 million for the three months ended December 31, 2022 and 2021.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $93 million and $118 million for the three months ended December 31, 2022 and 2021, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended
	December 31
(In millions)	2022	2021
Net income	$40	$48
Income tax expense	8	5
Net interest and other expense (income)	(14)	5
Depreciation and amortization	59	60
EBITDA	93	118
Loss (income) from discontinued operations (net of tax)	2	(16)
Key items included in EBITDA:
Restructuring, separation and other costs	1	1
Environmental reserve adjustments	8	3
Asset impairments	4	—
Total key items included in EBITDA	13	4
Adjusted EBITDA	$108	$106

Total key items included in EBITDA	$13	$4
Unrealized gain on securities	(21)	(4)
Total key items, before tax	$(8)	$—

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

	Three months ended
	December 31
	2022	2021
Diluted EPS from continuing operations (as reported)	$0.76	$0.55
Key items, before tax:
Restructuring, separation and other costs	0.02	0.02
Environmental reserve adjustments	0.14	0.05
Asset impairments	0.07	—
Unrealized gain on securities	(0.38)	(0.07)
Key items, before tax	(0.15)	—
Tax effect of key items (a)	0.03	—
Key items, after tax	(0.12)	—
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.64	$0.55
Amortization expense adjustment (net of tax) (b)	$0.33	$0.33
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$0.97	$0.88

(a)
Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)
Amortization expense adjustment (net of tax) tax rates were 20% for the three months ended December 31, 2022 and 2021, respectively.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions - unaudited)	2022	2021
SALES
Life Sciences	$207	$170
Personal Care	138	147
Specialty Additives	143	156
Intermediates	54	53
Intersegment sales (a)	(17)	(14)
	$525	$512
OPERATING INCOME (LOSS)
Life Sciences	$34	$21
Personal Care	11	15
Specialty Additives	1	17
Intermediates	20	16
Unallocated and other	(29)	(27)
	$37	$42
DEPRECIATION EXPENSE
Life Sciences	$10	$8
Personal Care	9	9
Specialty Additives	14	16
Intermediates	3	3
	$36	$36
AMORTIZATION EXPENSE
Life Sciences	$7	$7
Personal Care	12	12
Specialty Additives	4	5
Intermediates	—	—
	$23	$24
EBITDA (b)
Life Sciences	$51	$36
Personal Care	32	36
Specialty Additives	19	38
Intermediates	23	19
Unallocated and other	(29)	(27)
	$96	$102

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

December 2022 quarter compared to December 2021 quarter

Life Sciences’ sales increased $37 million in the current quarter. Higher volume and favorable pricing increased sales by $23 million each, respectively, while unfavorable foreign currency exchange decreased sales by $9 million. Life Sciences experienced strong global demand for pharmaceutical ingredients throughout the current quarter.

Operating income increased $13 million to income of $34 million for the current quarter. Favorable price/mix and higher volume increased operating income by $24 million and $11 million, respectively, while unfavorable foreign currency exchange and higher costs decreased operating income by $7 million and $15 million, respectively. Current quarter EBITDA increased $15 million to $51 million while adjusted EBITDA increased $16 million to $52 million. Adjusted EBITDA margin increased 3.9 percentage points in the current quarter to 25.1%.

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

The following EBITDA presentation for the three months ended December 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the three months ended December 31, 2022 related to $1 million for restructuring program within the Nutraceuticals business of the Life Sciences segment.

	Life Sciences
	Three months ended December 31
(In millions)	2022	2021
Operating income	$34	$21
Depreciation and amortization	17	15
EBITDA	$51	$36
Restructuring and other costs	1	—
Adjusted EBITDA	$52	$36

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

December 2022 quarter compared to December 2021 quarter

Personal Care’ sales decreased $9 million to $138 million in the current quarter. Lower volume and unfavorable foreign currency exchange decreased sales by $15 million and $7 million, respectively. These decreases were partially offset by favorable product pricing which increased sales by $13 million. Personal Care sales were negatively impacted by the COVID-19 impact related to the China re-opening and significant destocking within the distribution channel, particularly in Europe.

Operating income decreased $4 million to income of $11 million for the current quarter. Lower volume, higher operating costs and unfavorable foreign currency exchange decreased operating income by $6 million, $6 million and $2 million, respectively. These decreases were partially offset by favorable price/mix which increased operating income by $10 million. Current quarter EBITDA decreased $4 million to $32 million. EBITDA margin decreased 1.3 percentage points in the current quarter to 23.2%.

EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three months ended December 31, 2022 or 2021.

	Personal Care
	Three months ended December 31
(In millions)	2022	2021
Operating income	$11	$15
Depreciation and amortization	21	21
EBITDA	$32	$36

Specialty Additives

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

December 2022 quarter compared to December 2021 quarter

Specialty Additives’ sales decreased $13 million to $143 million in the current quarter. Lower volume and unfavorable foreign currency exchange decreased sales by $25 million and $7 million, respectively. Those decreases were partially offset by favorable product pricing which increased sales by $19 million. Specialty Additives sales were negatively impacted by the COVID-19 impact related to the China re-opening and, the general economic slowdown in Europe.

Operating income decreased $16 million to income of $1 million for the current quarter. Lower volume, higher operating costs, asset impairments, and unfavorable foreign currency exchange decreased operating income by $6 million, $15 million, $4 million, and $1 million, respectively. Operating costs were negatively impacted by COVID-19 dynamics in China which resulted in additional extended unplanned plant shutdowns, that were in addition to planned plant maintenance shutdowns. These decreases were partially offset by favorable pricing/mix which increased operating income by $10 million. Current quarter EBITDA decreased $19 million to $19 million while Adjusted EBITDA decreased $15 million to $23 million. Adjusted EBITDA margin decreased 8.3 percentage points in the current quarter to 16.1%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three months ended December 31, 2022 related to an impairment charge of $4 million associated with a manufacturing facility.

	Specialty Additives
	Three months ended December 31
(In millions)	2022	2021
Operating income	$1	$17
Depreciation and amortization	18	21
EBITDA	19	38
Asset impairments	4	—
Adjusted EBITDA	$23	$38

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

December 2022 quarter compared to December 2021 quarter

Intermediates’ sales increase $1 million to $54 million in the current period. Favorable product pricing increased sales by $8 million. These increases were substantially offset by lower volume and unfavorable foreign currency exchange decreased sales by $6 million and $1 million, respectively.

Operating income increased $4 million to $20 million for the current quarter. Price/mix increased operating income by $11 million and was partially offset by lower volume, higher production costs and unfavorable foreign currency exchange which decreased operating income by $3 million, $3 million and $1 million, respectively. Current quarter EBITDA increased $4 million to $23 million. EBITDA margin increased 6.8 percentage points in the current quarter to 42.6%.

EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three months ended December 31, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three months ended December 31, 2022 or 2021.

	Intermediates
	Three months ended December 31
(In millions)	2022	2021
Operating income	$20	$16
Depreciation and amortization	3	3
EBITDA	$23	$19

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three ended December 31, 2022 and 2021.

	Unallocated and Other
	Three months ended December 31
(In millions)	2022	2021
Restructuring activities	$(1)	$(5)
Environmental expenses	(8)	(3)
Other expenses (primarily governance and legacy expenses)	(20)	(19)
Total expense	$(29)	$(27)

December 2022 quarter compared to December 2021 quarter

Unallocated and other recorded expense of $29 million and $27 million for the three months ended December 31, 2022 and 2021, respectively. The current and prior year quarters included expense of $1 million and $5 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarters, respectively, which included stranded costs of $4 million for prior year quarter associated with the Performance Adhesives divestiture.

The current quarter and prior year quarter included $8 million and $3 million for environmental expenses, respectively.

Other expenses between periods were driven by increases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and stock compensation.

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

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2022 and 2021.

	Three months ended
	December 31
(In millions)	2022	2021
Cash provided (used) by:
Operating activities from continuing operations	$(29)	$14
Investing activities from continuing operations	(27)	(7)
Financing activities from continuing operations	(27)	(11)
Discontinued operations	(34)	(9)
Effect of currency exchange rate changes on cash and cash equivalents	3	(3)
Net decrease in cash and cash equivalents	$(114)	$(16)

Cash and cash equivalents decreased $114 million for the three months ended December 31, 2022 compared to a $16 million decrease for the three months ended December 31, 2021.

The $114 million decrease for the three months ended December 31, 2022 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and taxes paid on stock based compensation of $18 million, $23 million and $9 million, respectively. Operating cash flows from continuing operations were outflows of $29 million, while discontinued operations cash flows were outflows of $34 million.

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

(In millions)	2022	2021
Total cash flows provided (used) by operating activities from continuing operations	$(29)	$14
less:
Additions to property, plant and equipment	(23)	(15)
Free cash flow	(52)	(1)
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program (a)	19	10
Restructuring-related payments (b)	1	4
Environmental and related litigation payments (c)	11	13
Ongoing free cash flow	$(21)	$26

Adjusted EBITDA (d)	108	106

Ongoing free cash flow conversion (e)	-19%	25%

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

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,260 million and $1,215 million as of December 31, 2022 and September 30, 2022, respectively. The $45 million increase in working capital was the primary reason of the $47 million decline in ongoing free cash flows between periods primarily as a result of increased inventories to navigate supply-chain issues as well as cost inflation and reduced accrued expenses as a result of annual incentive program payouts, which were $24 million higher than the prior year's quarter. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 190% of current liabilities as of December 31, 2022 and September 30, 2022, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of December 31, 2022 and September 30, 2022.

	December 31	September 30
(In millions)	2022	2022
Cash and investment securities
Cash and cash equivalents	$532	$646
Restricted investments (a)	404	374

Unused borrowing capacity and liquidity
Revolving credit facility	581	581
2018 accounts receivable securitization (foreign)	106	99
Accounts receivable sales program (U.S.)	—	—

(a)
Includes $259 million and $245 million related to the Asbestos trust and $145 million and $129 million related to the Environmental trust as of December 31, 2022 and September 30, 2022, respectively.

The borrowing capacity remaining under the $600 million revolving credit facility was $581 million due to an outstanding balance of zero, as well as a reduction of $19 million for letters of credit outstanding at December 31, 2022. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and foreign accounts receivable securitization facility, was $1,219 million at December 31, 2022, compared to $1,326 million at September 30, 2022. Ashland had no available liquidity under the U.S. Accounts Receivable Sales Program as of December 31, 2022. Ashland also maintained $404 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2022 and September 30, 2022.

	December 31	September 30
(In millions)	2022	2022
Short-term debt (includes current portion of long-term debt)	$—	$—
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,316	1,270
Total debt	$1,316	$1,270

(a)
Includes $14 million of debt issuance cost discounts as of December 31, 2022 and September 30, 2022, respectively.

Debt as a percent of capital employed was 28% at December 31, 2022 and at September 30, 2022, respectively. At December 31, 2022, Ashland’s total debt had an outstanding principal balance of $1,366 million, discounts of $36 million, and debt issuance costs of $14 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 4 years and $4 million due in fiscal 2027.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of December 31, 2022, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the 2022 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2022, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2022, Ashland’s calculation of the consolidated net leverage ratio was 1.3.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2022, Ashland’s calculation of the consolidated interest coverage ratio was 10.8.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated net leverage ratio and a 1.8x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity increased by $98 million since September 30, 2022 to $3,318 million at December 31, 2022. The increase of $98 million was due to net income of $40 million and deferred translation gain of $82, offset by dividends of $18 million, common shares issued under stock incentive plans of $2 million and $4 million of deferred loss on commodity hedges.

Stockholder dividends

Ashland paid a dividend of 33.5 cents per share for the first quarter of fiscal 2023 and 30.0 cents per share in the first quarter of fiscal 2022.

Capital expenditures

Capital expenditures were $23 million for the three months ended December 31, 2022 compared to $15 million for the three months ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2022.

OUTLOOK

Ashland issued its outlook for fiscal 2023 in November 2022. This outlook has not changed and remains the same as shown in the table below. Ashland continues to expect sales in the range of $2.5 billion to $2.7 billion for fiscal year 2023, consistent with prior expectations. In addition, the company continues to expect Adjusted EBITDA to be within the prior outlook range of $600 million to $650 million, with the current forecast model indicating earnings below the mid-point of that range.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2022 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2022, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2022, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 59 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

(b) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and International Specialty Products (ISP), through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOOC, in June 2012 the CPG voluntarily entered into another AOOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The USEPA has released the FFS Record of Decision for the lower 8 miles and reached an agreement with another chemical company to conduct and pay for the remedial design. This chemical company has sued Ashland, ISP and numerous other defendants to recover past and future costs pursuant to the CERCLA. Ashland's motion to dismiss was partially granted, and the surviving claims are in the early stages of recovery. Ashland and ISP participated in an USEPA allocation process that resulted in a partial settlement with the EPA. Possible future allocation proceedings and the lawsuit are not expected to be material to Ashland.

For additional information regarding environmental matters and reserves, see Note L of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2022.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity during the three months ended December 31, 2022.

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions) (a)
October 1, 2022 to October 31, 2022	—	$—	—	$500
November 1, 2022 to November 30, 2022	—	—	—	500
December 1, 2022 to December 31, 2022	—	—	—	500
Total	—		—	$500

(a)
During May 2022, Ashland’s Board of Directors approved a new evergreen $500 million stock repurchase program which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of December 31, 2022, $500 million remains available for repurchase under this authorization.

ITEM 6. EXHIBITS

(a) Exhibits

10.1

Amendment dated as of January 13, 2023, to the Tax Matters Agreement dated as of September 22, 2016, between Ashland Inc. (formerly Ashland Global Holdings Inc.) and Valvoline Inc. filed as Exhibit 10.4 to the Form 8-K filed on September 28, 2016 (SEC File No. 333-211719) and incorporated herein by reference.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022; (iii) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2022 and December 31, 2021; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
February 1, 2023	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)