Form 10-Q
period 2023-03-31
ASHLAND INC.
filed 2023-05-03
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At March 31, 2023, there were 52,800,273 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2023	2022	2023	2022
Sales	$603	$604	$1,128	$1,115
Cost of sales	406	384	766	735
Gross profit	197	220	362	380

Selling, general and administrative expense	79	90	172	172
Research and development expense	12	13	25	26
Intangibles amortization expense - Note G	23	24	46	47
Equity and other income	—	—	1	—
Income on acquisitions and divestitures, net - Note B	—	7	—	7
Operating income	83	100	120	142

Net interest and other expense (income)	(10)	43	(24)	49
Other net periodic benefit loss (income)	2	(1)	3	(1)
Income from continuing operations before income taxes	91	58	141	94
Income tax expense (benefit) - Note J	(1)	20	7	24
Income from continuing operations	92	38	134	70
Income (loss) from discontinued operations (net of income taxes) - Note C	(1)	748	(2)	764
Net income	$91	$786	$132	$834

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$1.71	$0.67	$2.47	$1.22
Income (loss) from discontinued operations	(0.01)	13.23	(0.04)	13.48
Net income	$1.70	$13.90	$2.43	$14.70

Diluted earnings per share - Note M
Income from continuing operations	$1.68	$0.66	$2.43	$1.20
Income (loss) from discontinued operations	(0.01)	13.03	(0.04)	13.25
Net income	$1.67	$13.69	$2.39	$14.45

COMPREHENSIVE INCOME
Net income	$91	$786	$132	$834
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	27	(5)	109	(21)
Unrealized gain (loss) on commodity hedges	(3)	5	(7)	1
Other comprehensive income (loss) - Note N	24	—	102	(20)
Comprehensive income	$115	$786	$234	$814

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2023	September 30 2022
ASSETS
Current assets
Cash and cash equivalents	$399	$646
Accounts receivable (a) - Note H	395	402
Inventories - Note F	730	629
Other assets	107	91
Total current assets	1,631	1,768
Noncurrent assets
Property, plant and equipment
Cost	3,164	3,050
Accumulated depreciation	1,813	1,712
Net property, plant and equipment	1,351	1,338
Goodwill - Note G	1,385	1,312
Intangibles - Note G	940	963
Operating lease assets, net - Note I	124	107
Restricted investments - Note E	349	313
Asbestos insurance receivable (b) - Note L	133	138
Deferred income taxes	20	20
Other assets	250	254
Total noncurrent assets	4,552	4,445
Total assets	$6,183	$6,213

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	246	265
Accrued expenses and other liabilities	206	269
Current operating lease obligations - Note I	20	19
Total current liabilities	472	553
Noncurrent liabilities
Long-term debt - Note H	1,328	1,270
Asbestos litigation reserve - Note L	443	472
Deferred income taxes	175	176
Employee benefit obligations - Note K	110	103
Operating lease obligations - Note I	108	94
Other liabilities	280	325
Total noncurrent liabilities	2,444	2,440
Commitments and contingencies - Note L
Stockholders’ equity - Note N	3,267	3,220

Total liabilities and stockholders' equity	$6,183	$6,213

(a)
Accounts receivable includes an allowance for credit losses of $4 million at both March 31, 2023 and September 30, 2022.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million at both March 31, 2023 and September 30, 2022.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2023	2022
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$132	$834
Loss (Income) from discontinued operations (net of income taxes)	2	(764)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	120	121
Original issue discount and debt issuance costs amortization	3	3
Deferred income taxes	15	(3)
Stock based compensation expense	12	9
Excess tax benefit on stock based compensation	2	1
Loss (income) from restricted investments	(48)	14
Asset impairments	4	—
Pension contributions	(3)	(3)
Gain on pension and other postretirement plan remeasurements	—	(1)
Change in operating assets and liabilities (a)	(212)	(180)
Total cash flows provided by operating activities from continuing operations	27	31
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(58)	(37)
Proceeds from disposal of property, plant and equipment	—	11
Proceeds from settlement of company-owned life insurance contracts	3	—
Company-owned life insurance payments	(1)	—
Funds restricted for specific transactions	(5)	(44)
Reimbursements from restricted investments	16	28
Proceeds from sale of securities	15	46
Purchases of securities	(15)	(46)
Total cash flows used by investing activities from continuing operations	(45)	(42)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	(142)	(155)
Repayment of long-term debt	—	(250)
Repayment of short-term debt	—	(365)
Cash dividends paid	(36)	(34)
Stock based compensation employee withholding taxes paid in cash	(10)	(6)
Total cash flows used by financing activities from continuing operations	(188)	(810)
CASH USED BY CONTINUING OPERATIONS	(206)	(821)
Cash provided (used) by discontinued operations
Operating cash flows	(47)	(73)
Investing cash flows	—	1,650
Total cash provided (used) by discontinued operations	(47)	1,577
Effect of currency exchange rate changes on cash and cash equivalents	6	(2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247)	754
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	646	210
CASH AND CASH EQUIVALENTS - END OF PERIOD	$399	$964

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries (Ashland) Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Results of operations for the period ended March 31, 2023 are not necessarily indicative of the expected results for the remaining quarters in the fiscal year.

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

The transaction represented a strategic shift in Ashland’s business and had a major effect on Ashland’s operations and financial results. Accordingly, the operating results and cash flows related to Performance Adhesives have been reflected as discontinued operations in the Statements of Consolidated Comprehensive Income (Loss) and Statements of Condensed Consolidated Cash Flows. See Note C for the results of operations for Performance Adhesives for all affected periods.

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. There were no such costs for the three and six months ended March 31, 2023 and $3 million and $7 million for the three and six months ended March 31, 2022, respectively.

Other manufacturing facility sales

During the December 2022 quarter, Ashland entered into a definitive sale agreement to sell a Specialty Additives manufacturing facility for less than $1 million. The net asset value related to these sites was less than $1 million and $4 million at March 31, 2023 and September 30, 2022, respectively. During the three and six months ended March 31, 2023, no impairment charges and $4 million of impairment charges, respectively, were recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) for this manufacturing facility.

Other corporate assets

During the three and six months ended March 31, 2022, Ashland completed a sale of excess land. Ashland received net proceeds of approximately $11 million and recorded a pre-tax gain of $7 million within the Income on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2022.

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and six months ended March 31, 2023 and 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Income (loss) from discontinued operations (net of tax)
Performance Adhesives	$—	$17	$—	$34
Composites/Marl facility	(1)	—	(1)	—
Distribution	—	(1)	(1)	(2)
Gain on disposal of discontinued operations (net of tax)
Performance Adhesives	—	732	—	732
	$(1)	$748	$(2)	$764

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Performance Adhesives for the three and six months ended March 31, 2022. This disclosure was not applicable for the three and six months ended March 31, 2023 as a result of the sale in fiscal 2022.

	Three months ended	Six months ended
	March 31	March 31
(In millions)	2022	2022
Income (loss) from discontinued operations attributable to Performance Adhesives
Sales	$75	$171
Cost of sales	(56)	(122)
Selling, general and administrative expense	(6)	(11)
Research and development expense	(1)	(3)
Pretax income of discontinued operations	12	35
Income tax (expense) benefit	5	(1)
Income from discontinued operations	$17	$34

NOTE D – RESTRUCTURING ACTIVITIES

Fiscal 2023 Life Sciences restructuring program

During December 2022, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of zero and $1 million during the three and six months ended March 31, 2023. As of March 31, 2023, the severance reserve associated with this program was less than $1 million.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2023.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$399	$399	$399	$—	$—
Restricted investments (a) (b)	410	410	410	—	—
Investment of captive insurance company (c)	4	4	4	—	—
Foreign currency derivatives (d)	2	2	—	2	—
Total assets at fair value	$815	$815	$813	$2	$—

Liabilities
Foreign currency derivatives (e)	$2	$2	$—	$2	$—
Commodity derivatives (e)	6	6	—	6	—
Total liabilities at fair value	$8	$8	$—	$8	$—

(a)
Included in restricted investments and $61 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $267 million related to the Asbestos trust and $143 million related to the Environmental trust.
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

Restricted investments

Ashland maintains certain investments in a company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $61 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022.

The following table presents gross unrealized gains and losses for the restricted securities as of March 31, 2023 and September 30, 2022:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	177	27	(4)	200
Fixed income mutual fund	234	—	(36)	198
Fair value	$423	$27	$(40)	$410

As of September 30, 2022
Demand deposit	$6	$—	$—	$6
Equity mutual fund	186	20	(25)	181
Fixed income mutual fund	234	—	(47)	187
Fair value	$426	$20	$(72)	$374

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the portfolio for the three and six months ended March 31, 2023 and 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Investment income (a)	$3	$2	$6	$10
Net gains (losses) (a)	19	(28)	41	(24)
Funds restricted for specific transactions	—	44	5	44
Disbursements	(16)	(21)	(16)	(28)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2023 and 2022 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Foreign currency derivative gains (losses)	$1	$(11)	$9	$(9)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2023 and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2023	2022
Foreign currency derivative assets	$2	$1
Notional contract values	189	133

Foreign currency derivative liabilities	$2	$9
Notional contract values	140	535

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2023 and 2022 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Commodity derivative gains (losses)	$(1)	$2	$—	$4

The following table summarizes the fair values of the outstanding commodity derivatives as of March 31, 2023, and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2023	2022
Commodity derivative assets	$—	$4
Notional contract values	1	13

Commodity derivative liabilities	$6	$1
Notional contract values	21	9

Other financial instruments

At March 31, 2023 and September 30, 2022, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,342 million and $1,284 million, respectively, compared to a fair value of $1,224 million and $1,102 million, respectively. The fair values of long-term debt are based on quoted market prices or, if market prices are not available, the present values of the underlying cash flows discounted at Ashland’s incremental borrowing rates. The carrying value of long-term debt with variable interest approximated fair value.
NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	March 31	September 30
(In millions)	2023	2022
Finished products	$472	$391
Raw materials, supplies and work in process	258	238
	$730	$629

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three and six months ended March 31, 2023.

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2023.

	Life	Personal	Specialty
(In millions)	Sciences	Care (a)	Additives (a)	Intermediates (a)	Total
Balance at September 30, 2022	$787	$118	$407	$—	$1,312
Currency translation	45	6	22	—	73
Balance at March 31, 2023	$832	$124	$429	$—	$1,385

(a)
As of March 31, 2023 and September 30, 2022, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three and six months ended March 31, 2023.

Other intangible assets were comprised of the following as of March 31, 2023 and September 30, 2022.

	March 31, 2023
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$98	$(40)	$58
Intellectual property	738	(561)	177
Customer and supplier relationships	830	(403)	427
Total definite-lived intangibles	1,666	(1,004)	662

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,944	$(1,004)	$940

	September 30, 2022
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$95	$(37)	$58
Intellectual property	718	(523)	195
Customer and supplier relationships	801	(369)	432
Total definite-lived intangibles	1,614	(929)	685

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,892	$(929)	$963

Amortization expense recognized on intangible assets was $23 million and $24 million for the three months ended March 31, 2023 and 2022, respectively, and $46 million and $47 million for the six months ended March 31, 2023 and 2022, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $93 million in 2023 (includes six months actual and six months estimated), $79 million in 2024, $74 million in 2025, $71 million in 2026 and $50 million in 2027. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2023	September 30, 2022
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	545	489
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	62	60
Other (a)	(11)	(11)
Total debt	1,328	1,270
Short-term debt (includes current portion of long-term debt)	—	—
Long-term debt (less current portion)	$1,328	$1,270

(a)
Other includes $14 million of debt issuance costs as of March 31, 2023 and September 30, 2022, respectively.

The scheduled aggregate maturities to 2027 for long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of March 31, 2023: zero in the next 4 years and $4 million in 2027.

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

Ashland recognized a loss of less than $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2023 and March 31, 2022, respectively, and $1 million and less than $1 million for the six months ended March 31, 2023 and March 31, 2022, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $88 million in sales at March 31, 2023 against the buyer’s limit, which was $125 million at March 31, 2023 compared to $110 million of sales at September 30, 2022 against the buyer's limit, which was $125 million at September 30, 2022. Ashland transferred $113 million and $136 million in receivables to the special purpose entity (SPE) as of March 31, 2023 and September 30, 2022, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of March 31, 2023 and September 30, 2022 of less than $1 million. As of March 31, 2023, the year-to-date gross cash proceeds received for receivables transferred and derecognized was $99 million, of which $122 million was collected, which includes collections from the sales in prior year transferred to the buyer. The difference of $22 million represents the impact of a net reduction in accounts receivable sales volume during the current year.

On April 14, 2023, Ashland entered into Second and Third Amendments associated with this current program. As part of this amendment the buyer's limit was reduced to $115 million between April and October of each year, and up to $100 million at all other times. Additionally, the scheduled termination date was extended from May 31, 2023 to April 14, 2025.

Foreign Accounts Receivable Securitization Facility

Ashland continues to maintain its Foreign 2018 Accounts Receivable Securitization Facility. Ashland accounts for the Foreign 2018 Accounts Receivable Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. At March 31, 2023 and September 30, 2022, the outstanding amounts of accounts receivable transferred by Ashland were $150 million and $162 million, respectively, and there were zero borrowings (denominated in multiple currencies) under the facility in both periods.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement which included the $600 million Revolving Credit Facility was $582 million due to an outstanding balance of zero, as well as a reduction of $18 million for letters of credit outstanding as of March 31, 2023. Ashland's total borrowing capacity at March 31, 2023 was $690 million, which included $108 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland had zero available liquidity under its current U.S. Accounts Receivable Sales Program as of March 31, 2023.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2023, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At March 31, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.6.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At March 31, 2023, Ashland’s calculation of the interest coverage ratio was 10.6.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Six months ended
		March 31		March 31
(In millions)	Location	2023	2022	2023	2022
Lease cost:
Operating lease cost	Selling, General & Administrative	$3	$3	$6	$6
Operating lease cost	Cost of Sales	4	4	8	8
Variable lease cost	Selling, General & Administrative	1	1	2	2
Variable lease cost	Cost of Sales	1	1	2	2
Short-term leases	Cost of Sales	1	1	1	1
Total lease cost		$10	$10	$19	$19

Right-of-use assets exchanged for new operating lease obligations were $20 million and $3 million for the three months ended March 31, 2023 and 2022, respectively, and $23 and $4 million for the six months ended March 31, 2023 and 2022.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Operating cash flows from operating leases	$6	$7	$13	$14

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit 1% and 5% for the three and six months ended March 31, 2023.

The current quarter tax rate was impacted by jurisdictional income mix, as well as net $20 million from favorable tax discrete items primarily related to changes in uncertain tax positions. The current six month tax rate was impacted by jurisdictional income mix, as well as net $23 million from favorable tax discrete items primarily related to changes in uncertain tax positions resulting primarily from a combination of state expirations and audit settlements.

Prior fiscal year

The overall effective tax rate was 34% and 25% for the three and six months ended March 31, 2022. The quarter tax rate was impacted by jurisdictional income mix, as well as $7 million from net unfavorable tax discrete items primarily related to restructuring and separation activity partially offset by a favorable valuation allowance adjustment for certain foreign tax credits. The six months tax rate was impacted by jurisdictional income mix as well as $5 million from net unfavorable tax discrete items primarily related to restructuring and separation activity partially offset by a favorable valuation adjustment for certain foreign tax credits and adjustments to uncertain positions.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2023.

(In millions)
Balance at October 1, 2022	$84
Increases related to positions taken in prior years	1
Decreases related to positions taken in prior years	(27)
Increases related to positions taken in the current year	2
Lapse of statute of limitations	(1)
Balance at March 31, 2023	$59

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between $3 million and $5 million. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the six months ended March 31, 2023, Ashland contributed $3 million to its non-U.S. pension plans and zero to its U.S. pension plans. Ashland expects to make additional contributions of approximately $3 million to its U.S. pension plans and expects to make additional contributions of approximately $1 million to its non-U.S. pension plans during the remainder of fiscal 2023.

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

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2023	2022	2023	2022
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	3	1	1	1
Expected return on plan assets	(2)	(2)	—	—
Actuarial (gain)	—	(1)	—	—
Total net periodic benefit costs	$2	$(1)	$1	$1
Six months ended March 31
Service cost	$2	$2	$—	$—
Interest cost	6	3	1	1
Expected return on plan assets	(4)	(4)	—	—
Actuarial (gain)	—	(1)	—	—
Total net periodic benefit costs	$4	$—	$1	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to a loss of $2 million and $3 million for the three and six months ended March 31, 2023, respectively, and a gain of $1 million for the three and six months ended March 31, 2022.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2023	2022	2022	2021	2020
Open claims - beginning of year	44	46	46	49	53
New claims filed	1	1	2	2	2
Claims settled	—	(1)	(1)	(1)	(1)
Claims dismissed	(2)	(1)	(3)	(4)	(5)
Open claims - end of period	43	45	44	46	49

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed during 2022, it was determined that the liability for Ashland asbestos-related claims should be increased by $16 million. Total reserves for asbestos claims were $285 million at March 31, 2023 compared to $305 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Asbestos reserve - beginning of year	$305	$320	$320	$335	$352
Reserve adjustment	—	—	16	12	13
Amounts paid	(20)	(19)	(31)	(27)	(30)
Asbestos reserve - end of period (a)	$285	$301	$305	$320	$335

(a)
Included $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022.

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

At March 31, 2023, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $96 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $101 million at September 30, 2022. During fiscal year 2022, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $7 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Insurance receivable - beginning of year	$101	$100	$100	$103	$123
Receivable adjustment (a)	—	—	7	6	1
Insurance settlement	—	—	—	—	(10)
Amounts collected	(5)	(2)	(6)	(9)	(11)
Insurance receivable - end of period (b)	$96	$98	$101	$100	$103

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses was $2 million as of March 31, 2023 and September 30, 2022.
(b)
Includes $12 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2023	2022	2022	2021	2020
Open claims - beginning of year	11	12	12	12	13
New claims filed	1	1	1	1	1
Claims dismissed	—	(1)	(2)	(1)	(2)
Open claims - end of period	12	12	11	12	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during fiscal year 2022, it was determined that the liability for Hercules asbestos-related claims should be increased by $15 million. Total reserves for asbestos claims were $205 million at March 31, 2023 compared to $213 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Asbestos reserve - beginning of year	$213	$217	$217	$229	$252
Reserve adjustments	—	—	15	8	(3)
Amounts paid	(8)	(10)	(19)	(20)	(20)
Asbestos reserve - end of period (a)	$205	$207	$213	$217	$229

(a)
Included $18 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022.

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

As of March 31, 2023, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $51 million compared to $52 million at September 30, 2022. During fiscal year 2022, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in an increase of $7 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Insurance receivable - beginning of year	$52	$47	$47	$47	$49
Receivable adjustment (a)	—	—	7	1	(2)
Amounts collected	(1)	(1)	(2)	(1)	—
Insurance receivable - end of period (b)	$51	$46	$52	$47	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses was $1 million as of March 31, 2023 and September 30, 2022.
(b)
Includes $2 million and $3 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $456 million for the Ashland asbestos-related litigation (current reserve of $285 million) and approximately $317 million for the Hercules asbestos-related litigation (current reserve of $205 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31,

2023, such locations included 58 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1225 service station properties, of which 17 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $193 million at March 31, 2023 compared to $211 million at September 30, 2022, of which $144 million at March 31, 2023 and $157 million at September 30, 2022 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2023 and 2022.

	Six months ended
	March 31
(In millions)	2023	2022
Reserve - beginning of period	$211	$207
Disbursements	(29)	(30)
Revised obligation estimates and accretion	11	15
Reserve - end of period	$193	$192

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At March 31, 2023 and September 30, 2022, Ashland’s recorded receivable for these probable insurance recoveries was $19 million and $21 million, of which $16 million and $17 million at March 31, 2023 and September 30, 2022 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and six ended March 31, 2023 and 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Environmental expense	$3	$12	$11	$15
Legal expense	1	1	2	2
Total expense	4	13	13	17

Insurance receivable	—	(3)	—	(3)
Total expense, net of receivable activity (a)	$4	$10	$13	$14

(a)
Net expense of zero and $1 million for the three and six months ended March 31, 2023, respectively, and $1 million and $2 million for the three and six months ended March 31, 2022, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income (loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $445 million. The largest reserve for any site is 14% of the remediation reserve.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2023.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose grant price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at March 31, 2023 and 2022, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2023	2022	2023	2022
Numerator
Numerator for basic and diluted EPS - Income from continuing operations	$92	$38	$134	$70
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	54	56	54	57
Share based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	55	57	55	58
EPS from continuing operations
Basic	$1.71	$0.67	$2.47	$1.22
Diluted	1.68	0.66	2.43	1.20

NOTE N – EQUITY ITEMS

Stock repurchase program agreements

During March 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during April 2023, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock. As of March 31, 2023, Ashland purchased a total of $52 million (of which $42 million was cash settled and $10 million was accrued within the accrued expenses and other liabilities caption for authorized and executed share repurchases pending settlement as of period end) and receive a delivery of 0.5 million shares of common stock.

During February 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during February 2023, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

On March 1, 2022, under the 2018 stock repurchase program, Ashland entered into an agreement to repurchase an aggregate amount of $200 million of Ashland common stock using open-market purchases under rule 10b-18. As of March 31, 2022, Ashland paid $155 million and received 1.7 million shares of common stock under the agreement.

Stockholder dividends

Dividends of 33.5 cents per share were paid in the first and second quarters of fiscal 2023 and 30 cents per share were paid in the first and second quarters of fiscal 2022.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2023			2022
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$27	$—	$27	$(5)	$—	$(5)
Unrealized gain (loss) on commodity hedges	(4)	1	(3)	6	(1)	5
Total other comprehensive income (loss)	$23	$1	$24	$1	$(1)	$—

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$110	$(1)	$109	$(22)	$1	$(21)
Unrealized gain (loss) on commodity hedges	(9)	2	(7)	1	—	1
Total other comprehensive income (loss)	$101	$1	$102	$(21)	$1	$(20)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Common stock and paid in capital
Balance, beginning of period	$134	$328	$136	$328
Compensation expense and common shares issued (a)	4	4	2	4
Common shares purchased under repurchase program (b) (c)	(138)	(155)	(138)	(155)
Balance, end of period	—	177	—	177
Retained earnings
Balance, beginning of period	3,675	2,827	3,653	2,796
Net income	91	786	132	834
Regular dividends	(18)	(17)	(36)	(34)
Common shares purchased under repurchase program (b)	(15)	—	(15)	—
Other	1	—	—	—
Balance, end of period	3,734	3,596	3,734	3,596
Accumulated other comprehensive income (loss)
Balance, beginning of period	(491)	(392)	(569)	(372)
Unrealized translation gain (loss)	27	(5)	109	(21)
Unrealized gain (loss) on commodity hedges	(3)	5	(7)	1
Balance, end of period	(467)	(392)	(467)	(392)
Total stockholders' equity	$3,267	$3,381	$3,267	$3,381
Cash dividends declared per common share	$0.335	$0.300	$0.670	$0.600

(a)
Common shares issued were 16,937 shares and 13,935 shares for the three months ended March 31, 2023 and 2022, respectively, and 144,514 shares and 108,650 shares for the six months ended March 31, 2023 and 2022, respectively.
(b)
Common shares repurchased were 1,488,251 shares for the three and six months ended March 31, 2023, and 2,403,380 shares for the three and six months ended March 31, 2022.
(c)
Includes $1 million in excise tax on stock repurchases for the three and six months ended March 31, 2023.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023 (a)	2022 (b)	2023 (a)	2022 (b)
Nonvested stock awards	$4	$2	$7	$6
Performance share awards	2	3	7	5
	$6	$5	$14	$11

(a)
Included $1 million and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2023.
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

Sales by geography
	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Life Sciences
North America	$61	$62	$109	$115
Europe	87	66	160	121
Asia Pacific	62	52	122	98
Latin America & other	30	24	56	40
	$240	$204	$447	$374

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Personal Care
North America	$48	$55	$90	$96
Europe	69	69	120	125
Asia Pacific	28	30	56	62
Latin America & other	22	18	39	35
	$167	$172	$305	$318

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Specialty Additives
North America	$52	$61	$105	$114
Europe	61	69	109	125
Asia Pacific	39	45	74	85
Latin America & other	9	7	16	14
	$161	$182	$304	$338

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Intermediates
North America	$36	$43	$70	$74
Europe	7	10	16	19
Asia Pacific	6	11	14	21
Latin America & other	2	2	5	5
	$51	$66	$105	$119

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $365 million and $369 million as of March 31, 2023 and September 30, 2022, respectively. See Note H for additional information on Ashland’s program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S Accounts Receivable Sales Program).

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

The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2023 and 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2023	2022	2023	2022
SALES
Life Sciences	$240	$204	$447	$374
Personal Care	167	172	305	318
Specialty Additives	161	182	304	338
Intermediates	51	66	105	119
Intersegment sales (a)	(16)	(20)	(33)	(34)
	$603	$604	$1,128	$1,115
OPERATING INCOME (LOSS)
Life Sciences	$58	$43	$92	$64
Personal Care	14	28	25	42
Specialty Additives	15	26	16	44
Intermediates	17	27	37	42
Unallocated and other	(21)	(24)	(50)	(50)
	$83	$100	$120	$142
DEPRECIATION EXPENSE
Life Sciences	$10	$8	$20	$16
Personal Care	10	9	20	18
Specialty Additives	14	17	28	33
Intermediates	3	3	6	7
	$37	$37	$74	$74
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$14	$14
Personal Care	11	12	22	24
Specialty Additives	5	5	9	9
Intermediates	—	—	1	—
	$23	$24	$46	$47
EBITDA (b)
Life Sciences	$75	$58	$126	$94
Personal Care	35	49	67	84
Specialty Additives	34	48	53	86
Intermediates	20	30	44	49
Unallocated and other	(21)	(24)	(50)	(50)
	$143	$161	$240	$263

	March 31	September 30
(In millions - unaudited)	2023	2022
TOTAL ASSETS
Life Sciences	$1,964	$1,905
Personal Care	1,079	1,073
Specialty Additives	1,664	1,567
Intermediates	172	170
Unallocated and other	1,304	1,498
	$6,183	$6,213

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations and other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

Ashland’s sales generated outside of North America were 70% for the three and six months ended March 31, 2023 and 67% for the three and six months ended March 31, 2022. Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2023	2022	2023	2022
North America (a)	30%	33%	30%	33%
Europe (a)	37%	35%	36%	35%
Asia Pacific	23%	23%	24%	24%
Latin America & other	10%	9%	10%	8%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 was as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2023	2022	2023	2022
Life Sciences	40%	34%	40%	34%
Personal Care	28%	28%	27%	29%
Specialty Additives	27%	30%	27%	30%
Intermediates	5%	8%	6%	7%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results current quarter

Ashland recorded net income of $91 million (income of $92 million in continuing operations and a loss of $1 million in discontinued operations) and net income of $786 million (income of $38 million in continuing operations and $748 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $140 million decreased by $770 million for the current quarter, primarily due to a $732 million gain related to Performance Adhesives recorded within income from discontinued operations for the prior year quarter, while Ashland’s Adjusted EBITDA of $145 million decreased by $18 million for the current quarter, compared to the prior year quarter (see U.S. GAAP reconciliation below under consolidated review). The decrease was primarily driven by increased plant manufacturing costs, which includes a $13 million impact during the quarter related to the December winter storm in the U.S., and energy costs, lower sales volumes, and unfavorable foreign currency exchange, partially offset by improved pricing and mix.

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

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. Through the second quarter of fiscal 2023, Ashland has not experienced any additional major operating surprises related to the COVID-19 pandemic, continues to maintain supply chains in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. Ashland's businesses continued to show resiliency in the face of difficult economic circumstances. While sales were up in the year-to-date period-over-period, the COVID-19 impact related to the China re-opening did negatively impact demand during the first and second quarters of fiscal 2023 for both the Specialty Additives and Personal Care business segments. Additionally Specialty Additives was also impacted by extended unplanned plant shutdowns at its Nanjing, China, facility as a result of these same dynamics. Ashland’s overall liquidity remains strong and Ashland is more than able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

The situation surrounding the COVID-19 pandemic remains fluid, and Ashland is actively managing its response in collaboration with customers, government officials, team members and business partners. For further information regarding the impact of the COVID-19 pandemic on the Company, please see Item 1A, Risk Factors in Ashland’s most recent Form 10-K filed with the SEC.

Other items

Stock Repurchase program agreements

During March 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during April 2023, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock. As of March 31, 2023, Ashland purchased a total of $52 million (of which $42 million was cash settled and $10 million was accrued within the accrued expenses and other liabilities caption for authorized and executed share repurchases pending settlement as of period end) and received a delivery of 0.5 million shares of common stock.

During February 2023, under the existing 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed in February 2023, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Net income

Ashland’s net income is primarily affected by results within operating income, net interest and other expense (income), income taxes, discontinued operations and other significant events or transactions that are unusual or nonrecurring.

Current Quarter - Key financial results for the three months ended March 31, 2023 and 2022 included the following:

•
Ashland’s net income amounted to $91 million compared to $786 million for the three months ended March 31, 2023 and 2022, respectively, or income of $1.67 and $13.69 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in a loss of $1 million and income of $748 million during the three months ended March 31, 2023 and 2022, respectively. The prior year quarter includes a $732 million gain on disposal related to the Performance Adhesives business segment.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $92 million and $38 million for the three months ended March 31, 2023 and 2022, respectively.
•
The effective income tax rates was a benefit of 1% and expense of 34% for the three months ended March 31, 2023 and 2022, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.
•
Ashland incurred pretax net interest and other income of $10 million and expense of $43 million for the three months ended March 31, 2023 and 2022, respectively. This includes a gain of $20 million and a loss of $28 million on restricted investments, respectively, for the current and prior year quarters.

•
Other net periodic benefit loss (income) resulted in a loss of $2 million and income of $1 million during the three months ended March 31, 2023 and 2022, respectively. The prior year quarter income related to an actuarial gain on the remeasurement of a pension plan during the prior year quarter.
•
Operating income was $83 million and $100 million for the three months ended March 31, 2023 and 2022, respectively.

Year-to-date - Key financial results for the six months ended March 31, 2023 and 2022 included the following:

•
Ashland’s net income amounted to $132 million compared to $834 million for the six months ended March 31, 2023 and 2022, respectively, or income of $2.39 and $14.45 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in a loss of $2 million and income of $764 million during the six months ended March 31, 2023 and 2022, respectively. The prior year period includes a $732 million gain on the sale of the Performance Adhesives business segment.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $134 million and $70 million for the six months ended March 31, 2023 and 2022, respectively.
•
The effective income tax rates were an expense of 5% and 26% for the six months ended March 31, 2023 and 2022, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year periods.
•
Ashland incurred pretax net interest and other income of $24 million and expense $49 million for the six months ended March 31, 2023 and 2022, respectively. This includes a gain of $41 million and a loss of $24 million on restricted investments, respectively, for the current and prior year periods.
•
Other net periodic benefit loss (income) resulted in a loss of $3 million during the six months ended March 31, 2023, and a $1 million actuarial gain on the remeasurement of a pension plan during the prior year period. See Note K for more information.
•
Operating income was $120 million and $142 million for the six months ended March 31, 2023 and 2022, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter - Operating income amounted to $83 million and $100 million for the three months ended March 31, 2023 and 2022, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
Gain on acquisitions and divestitures – Ashland recorded income of $7 million during the three months ended March 31, 2022. This includes a pre-tax gain of $7 million related to the sale of an excess corporate property during the three months ended March 31, 2022. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income for the three months ended March 31, 2023 and 2022 included depreciation and amortization of $60 million and $61 million, respectively.

Year-to-date - Operating income to $120 million and $142 million for the six months ended March 31, 2023 and 2022, respectively. The current and prior year periods' operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
Gain on acquisitions and divestitures – Ashland recorded income of $7 during the three and six months ended March 31, 2022, respectively. This includes a pre-tax gain of $7 million related to the sale of an excess corporate property during the six months ended March 31, 2022. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income for the six months ended March 31, 2023 and 2022 included depreciation and amortization of $120 million and $121 million, respectively.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and six months ended March 31, 2023 and 2022.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Sales	$603	$604	$(1)	$1,128	$1,115	$13

The following table provides a reconciliation of the change in sales for the three and six months ended March 31, 2023 and 2022.

	Three months ended	Six months ended
(In millions)	March 31, 2023	March 31, 2023
Volume	$(61)	$(87)
Pricing	74	137
Foreign currency exchange	(14)	(37)
Change in sales	$(1)	$13

Current Quarter - Sales for the current quarter decreased $1 million compared to the prior year quarter. Favorable product pricing associated with cost inflation pricing actions increased sales by $74 million which was more than offset by lower sales volume and unfavorable foreign currency exchange of $61 million and $14 million, respectively.

Year-to-date - Sales for the current year increased $13 million compared to the prior year period. Favorable product pricing associated with cost inflation pricing actions increased sales by $137 million which was partially offset by lower sales volume and unfavorable foreign currency exchange of $87 million and $37 million, respectively.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Cost of sales	$406	$384	$22	$766	$735	$31
Gross profit as a percent of sales	32.7%	36.4%		32.1%	34.1%

The following table provides a reconciliation of the change in cost of sales between the three and six months ended March 31, 2023 and 2022.

	Three months ended	Six months ended
(In millions)	March 31, 2023	March 31, 2023
Changes in:
Volume	$(43)	$(65)
Price/mix	19	26
Foreign currency exchange	(6)	(16)
Operating Costs	52	86
Change in cost of sales	$22	$31

Current Quarter - Cost of sales for the current quarter increased $22 million compared to the prior year quarter. Price/mix and higher operating costs, which includes cost inflation associated with plant manufacturing and shipping costs (as well as planned and unplanned plant shutdowns and maintenance), increased cost of sales by $19 million and $52 million, respectively. These increases were partially offset by lower volume and foreign currency exchange, which decreased cost of sales by $43 million and $6 million, respectively. Gross profit as a percentage of sales decreased 3.7%.

Year-to-date - Cost of sales for the current year increased $31 million compared to the prior year period. Price/mix and higher operating costs, which includes cost inflation associated with plant manufacturing and shipping costs (as well as planned and unplanned plant shutdowns and maintenance), increased cost of sales by $26 million and $86 million, respectively. These increases were partially offset by lower volume and foreign currency exchange, which decreased cost of sales by $65 million and $16 million, respectively. Gross profit as a percentage of sales decreased 2.0%.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expense	$79	$90	$(11)	$172	$172	$—
As a percent of sales	13.1%	14.9%		15.2%	15.4%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $11 million compared to the prior year quarter with expenses as a percent of sales decreasing 1.8 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
Expense of zero and $1 million during the three months ended March 31, 2023 and 2022, respectively, comprised of key items for severance, lease abandonment and other restructuring costs;
•
$4 million and 9 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L for more information); and
•
Decreased incentive accruals primarily make up the remaining change.

Year-to-date - Selling, general and administrative expense for the current period remained consistent compared to the prior year period with expenses as a percent of sales decreasing 0.2 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
Expense of $1 million and $2 million comprised of key items for severance, lease abandonment and other restructuring costs during the six months ended March 31, 2023 and 2022, respectively;
•
$4 million impairment charge in the current quarter associated with the pending sale of a Specialty Additives manufacturing facility.

•
$12 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information); and
•
Decreased incentive accruals primarily make up the remaining change.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Research and development expense	$12	$13	$(1)	$25	$26	$(1)

Current Quarter - Research and development expense remained relatively consistent with the prior year quarter.

Year-to-date - Research and development expense remained relatively consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Intangibles amortization expense	$23	$24	$(1)	$46	$47	$(1)

Current Quarter - Intangibles amortization expense is primarily consistent with the prior year quarter.

Year-to-date - Intangibles amortization expense is primarily consistent with the prior year quarter.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Equity and other income
Other income	$—	$—	$—	$1	$—	$1
	$—	$—	$—	$1	$—	$1

Current Quarter - Other income was zero in both the current year quarter and prior year quarter.

Year-to-date - Other income was $1 million and zero in the current and prior year periods.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Income on acquisitions and divestitures, net	$—	$7	$(7)	$—	$7	$(7)

Current Quarter - The activity in the prior year quarter was related to a gain on the sale of an excess corporate property.

Year-to-date - The activity in the prior year was related to a gain on the sale of an excess corporate property.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Net interest and other expense (income)
Interest expense	$14	$16	$(2)	$27	$33	$(6)
Interest income	(3)	—	(3)	(7)	—	(7)
Loss (income) from restricted investments	(22)	26	(48)	(47)	14	(61)
Other financing costs	1	1	—	3	2	1
	$(10)	$43	$(53)	$(24)	$49	$(73)

Current Quarter - Net interest and other expense decreased by $53 million during the current quarter compared to the prior year quarter. Interest expense decreased $2 million primarily due to lower debt levels during the current quarter compared to the prior year quarter. Interest income increased $3 million due to higher investment yields and higher cash balances. Restricted investments income of $22 million and losses of $26 million included realized gains of $20 million compared to losses $28 million for the three months ended March 31, 2023 and 2022, respectively. See Note E for more information on the restricted investments.

Year-to-date - Net interest and other expense decreased by $73 million during the current period compared to the prior year period. Interest expense decreased $6 million primarily due to lower debt levels during the current year compared to the prior year period. Interest income increased $7 million due to higher investment yields and higher cash balances. Restricted investments income of $47 million and losses of $14 million included realized gains of

$41 million compared to losses of $24 million for the six months ended March 31, 2023 and 2022, respectively. See Note E for more information on the restricted investments.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Other net periodic benefit loss (income)	$2	$(1)	$3	$3	$(1)	$4

Current Quarter - Other net periodic benefit loss for the three months ended March 31, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the prior year quarter. See Note K for more information.

Year-to-date - Other net periodic benefit loss for the six months ended March 31, 2023 primarily included interest cost of $7 million which was partially offset by expected return on plan assets of $4 million. Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the prior year period. See Note K for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Income tax expense (benefit)	$(1)	$20	$(21)	$7	$24	$(17)
Effective tax rate	-1%	34%		5%	26%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 1% for the three months ended March 31, 2023 and was impacted by jurisdictional income mix, as well as net favorable discrete items of $20 million primarily related to changes in uncertain tax positions.

The overall effective tax rate was 34% for the three months ended March 31, 2022 and was impacted by jurisdictional income mix, as well as net unfavorable discrete items of $7 million, primarily related to restructuring and separation activity partially offset by a favorable valuation allowance adjustment for certain foreign tax credits.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 5% for the six months ended March 31, 2023 and was impacted by jurisdictional income mix, as well as net favorable discrete items of $23 million primarily related to changes in uncertain tax positions resulting primarily from a combination of state expirations and audit settlements.

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

The effective tax rate during the three and six months ended March 31, 2023 and 2022 was significantly impacted by the following tax specific key items:

•
Uncertain tax positions - Includes the impact from the settlement of uncertain tax positions with various tax authorities;
•
Valuation allowances - Includes the impact from the release of certain foreign tax credit valuation allowances during 2022; and
•
Restructuring and separation activity - Includes the impact from company-wide cost reduction programs during 2022.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Income from continuing operations before income taxes	$91	$58	$141	$94
Key items (pre-tax) (a)	(16)	29	(24)	29
Adjusted income from continuing operations
before income taxes	$75	$87	$117	$123

Income tax expense (benefit)	$(1)	$20	$7	$24
Income tax rate adjustments:
Tax effect of key items	(3)	6	(5)	6
Tax specific key items: (b)
Uncertain tax positions	20	—	20	—
Valuation allowance	—	4	—	4
Restructuring and separation activity	—	(10)	—	(10)
Total income tax rate adjustments	17	—	15	—
Adjusted income tax expense	$16	$20	$22	$24

Effective tax rate, excluding key items (Non-GAAP) (c)	21%	23%	19%	20%

(a)
See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Income (loss) from discontinued operations (net of taxes)
Performance Adhesives	$—	$17	$(17)	$—	$34	$(34)
Composites/Marl facility	(1)	—	(1)	(1)	—	(1)
Distribution	—	(1)	1	(1)	(2)	1
Gain (loss) on disposal of discontinued operations (net of taxes)
Performance Adhesives	—	732	(732)	—	732	(732)
	$(1)	$748	$(749)	$(2)	$764	$(766)

Current Quarter - The activity for Composites/Marl facility and Distribution during the current and prior year quarter was related to post-closing adjustments. The Performance Adhesives segment sales and pre-tax operating income included in discontinued operations were $75 million and $12 million for the prior year quarter. A $732 million gain on disposal was recorded in the prior year quarter associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Year-to-date - The activity for Composites/Marl facility and Distribution during the current and prior year periods was related to post-closing adjustments. The Performance Adhesives segment sales and pre-tax operating income included in discontinued operations were $171 million and $35 million for the prior year period. A $732 million gain on disposal was recorded in the prior year period associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and six months ended March 31, 2023 and 2022.

	Three months ended March 31			Six months ended March 31
(In millions)	2023	2022	Change	2023	2022	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$27	$(5)	$32	$109	$(21)	$130
Unrealized gain (loss) on commodity hedges	(3)	5	(8)	(7)	1	(8)
	$24	$—	$24	$102	$(20)	$122

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $24 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended March 31, 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $27 million compared to a loss of $5 million for the three months ended March 31, 2022. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended March 31, 2023 and 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $3 million and gains of $5 million for the three months ended March 31, 2023 and 2022, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year increased $122 million compared to the prior year period primarily as a result of the following:

•
For the six months ended March 31, 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $109 million compared to a loss of $21 million for the six months ended March 31, 2022. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the six months ended March 31, 2023 and 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $7 million and gains of $1 million for the six months ended March 31, 2023 and 2022, respectively.

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

The free cash flow metrics enable Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow and ongoing free cash flow includes the impact of capital expenditures from continuing operations and other significant items impacting cash flow, providing a more complete picture of current and future cash generation. Free cash flow, ongoing free cash flow and free cash flow conversion are non-GAAP liquidity measures that Ashland believes provide useful information to management and investors about Ashland’s ability to convert Adjusted EBITDA to ongoing free cash flow. These liquidity measures are used regularly by Ashland’s stakeholders and industry peers to measure the efficiency at producing cash from regular business activities. Free cash flow, ongoing free cash flow and free cash flow conversion have certain limitations, including that it does not reflect adjustment for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $140 million and $910 million for the three months ended March 31, 2023 and 2022, respectively, and $235 million and $1,028 million for the six months ended March 31, 2023 and 2022, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2023	2022	2023	2022
Net income	$91	$786	$132	$834
Income tax expense	(1)	20	7	24
Net interest and other expense	(10)	43	(24)	49
Depreciation and amortization	60	61	120	121
EBITDA	140	910	235	1,028
Loss (income) from discontinued operations (net of tax)	1	(748)	2	(764)
Key items included in EBITDA:
Restructuring, separation and other costs	—	1	1	2
Environmental reserve adjustments	4	7	12	10
Asset impairments	—	—	4	—
Gain on acquisitions and divestitures	—	(7)	—	(7)
Total key items included in EBITDA	4	1	17	5
Adjusted EBITDA	$145	$163	$254	$269

Total key items included in EBITDA	$4	$1	$17	$5
Unrealized (gain) loss on securities	(20)	28	(41)	24
Total key items, before tax	$(16)	$29	$(24)	$29

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

	Three months ended		Six months ended
	March 31		March 31
	2023	2022	2023	2022
Diluted EPS from continuing operations (as reported)	$1.68	$0.66	$2.43	$1.20
Key items, before tax:
Restructuring, separation and other costs	—	0.02	0.02	0.04
Environmental reserve adjustments	0.07	0.14	0.22	0.19
Asset impairments	—	—	0.07	—
Unrealized (gain) loss on securities	(0.35)	0.49	(0.74)	0.42
Gain on acquisitions and divestitures	—	(0.12)	—	(0.12)
Key items, before tax	(0.28)	0.53	(0.43)	0.53
Tax effect of key items (a)	0.05	(0.12)	0.09	(0.12)
Key items, after tax	(0.23)	0.41	(0.34)	0.41
Tax specific key items:
Restructuring and separation activity	—	0.17	—	0.17
Valuation allowance	—	(0.07)	—	(0.07)
Uncertain tax positions	(0.36)	—	(0.36)	—
Tax specific key items (b)	(0.36)	0.10	(0.36)	0.10
Total key items	(0.59)	0.51	(0.70)	0.51
Adjusted diluted EPS from continuing operations (non-GAAP)	$1.09	$1.17	$1.73	$1.71
Amortization expense adjustment (net of tax) (c)	$0.34	$0.33	$0.67	$0.66
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.43	$1.50	$2.40	$2.37

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for the three and six months ended March 31, 2023 and 2022.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three and six months ended March 31, 2023 and 2022.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2023	2022	2023	2022
SALES
Life Sciences	$240	$204	$447	$374
Personal Care	167	172	305	318
Specialty Additives	161	182	304	338
Intermediates	51	66	105	119
Intersegment sales (a)	(16)	(20)	(33)	(34)
	$603	$604	$1,128	$1,115
OPERATING INCOME (LOSS)
Life Sciences	$58	$43	$92	$64
Personal Care	14	28	25	42
Specialty Additives	15	26	16	44
Intermediates	17	27	37	42
Unallocated and other	(21)	(24)	(50)	(50)
	$83	$100	$120	$142
DEPRECIATION EXPENSE
Life Sciences	$10	$8	$20	$16
Personal Care	10	9	20	18
Specialty Additives	14	17	28	33
Intermediates	3	3	6	7
	$37	$37	$74	$74
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$14	$14
Personal Care	11	12	22	24
Specialty Additives	5	5	9	9
Intermediates	—	—	1	—
	$23	$24	$46	$47
EBITDA (b)
Life Sciences	$75	$58	$126	$94
Personal Care	35	49	67	84
Specialty Additives	34	48	53	86
Intermediates	20	30	44	49
Unallocated and other	(21)	(24)	(50)	(50)
	$143	$161	$240	$263

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment transfers are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations, other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

March 2023 quarter compared to March 2022 quarter

Life Sciences’ sales increased $36 million to $240 million in the current quarter. Favorable pricing and higher volume increased sales by $38 million and $4 million, respectively, while unfavorable foreign currency exchange decreased sales by $6 million.

Operating income increased $15 million to income of $58 million for the current quarter. Favorable price/mix and higher volume increased operating income by $34 million and $4 million, respectively, partially offset by unfavorable foreign currency exchange and higher costs which decreased operating income by $4 million and $19 million, respectively. Current quarter EBITDA increased $17 million to $75 million. EBITDA margin increased 2.9 percentage points in the current quarter to 31.3%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Life Sciences’ sales increased $73 million to $447 million in the current period. Favorable pricing and higher volume increased sales by $61 million and $26 million, respectively, while unfavorable foreign currency exchange decreased sales by $14 million. Life Sciences experienced strong global demand for pharmaceutical ingredients throughout the current period.

Operating income increased $28 million to income of $92 million for the current period. Favorable price/mix and higher volume increased operating income by $59 million and $14 million, respectively, while unfavorable foreign currency exchange and higher costs decreased operating income by $11 million and $34 million, respectively. Current period EBITDA increased $32 million to $126 million while adjusted EBITDA increased $33 million to $127 million. Adjusted EBITDA margin increased 3.3 percentage points in the current period to 28.4%.

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

The following EBITDA presentation for the three and six months ended March 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the six months ended March 31, 2023 related to $1 million for restructuring program within the Nutraceuticals business of the Life Sciences segment.

	Life Sciences
	Three months ended March 31		Six months ended March 31
(In millions)	2023	2022	2023	2022
Operating income	$58	$43	$92	$64
Depreciation and amortization	17	15	34	30
EBITDA	$75	$58	126	94
Restructuring and other costs	—	—	1	—
Adjusted EBITDA	$75	$58	$127	$94

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

March 2023 quarter compared to March 2022 quarter

Personal Care's sales decreased $5 million to $167 million in the current quarter. Unfavorable volume and foreign currency exchange decreased sales by $18 million and $4 million, respectively, while favorable product pricing increased sales by $17 million.

Operating income decreased $14 million to income of $14 million for the current quarter. Lower volume, higher operating costs and unfavorable foreign currency exchange decreased operating income by $7 million, $19 million and $1 million, respectively. These decreases were partially offset by favorable price/mix which increased operating income by $13 million. Current quarter EBITDA decreased $14 million to $35 million. EBITDA margin decreased 7.5 percentage points in the current quarter to 21.0%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Personal Care's sales decreased $13 million to $305 million in the current year perior. Unfavorable volume and foreign currency exchange decreased sales by $33 million and $10 million, respectively, while favorable product pricing increased sales by $30 million.

Operating income decreased $17 million to income of $25 million for the current year period. Lower volume, higher operating costs and unfavorable foreign currency exchange decreased operating income by $12 million, $24 million and $4 million, respectively. These decreases were partially offset by favorable price/mix which increased operating income by $23 million. Current year EBITDA decreased $17 million to $67 million. EBITDA margin decreased 4.4 percentage points in the current quarter to 22.0%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three and six months ended March 31, 2023 or 2022.

	Personal Care
	Three months ended March 31		Six months ended March 31
(In millions)	2023	2022	2023	2022
Operating income	$14	$28	$25	$42
Depreciation and amortization	21	21	42	42
EBITDA	$35	$49	67	84

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

March 2023 quarter compared to March 2022 quarter

Specialty Additives’ sales decreased $21 million to $161 million in the current quarter. Lower volume and unfavorable foreign currency exchange decreased sales by $35 million and $4 million, respectively. Those decreases were partially offset by favorable product pricing which increased sales by $18 million.

Operating income decreased $11 million to income of $15 million for the current quarter. Lower volume, higher operating costs and unfavorable foreign currency exchange decreased operating income by $10 million, $10 million and $1 million, respectively. These decreases were partially offset by favorable pricing/mix which increased operating income by $10 million. Current quarter EBITDA decreased $14 million to $34 million. EBITDA margin decreased 5.3 percentage points in the current quarter to 21.1%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Specialty Additives’ sales decreased $34 million to $304 million in the current year period. Lower volume and unfavorable foreign currency exchange decreased sales by $61 million and $11 million, respectively. Those decreases were partially offset by favorable product pricing which increased sales by $38 million. Specialty Additives sales were negatively impacted by the COVID-19 impact related to the China re-opening and the general economic slowdown in Europe in the current period.

Operating income decreased $28 million to income of $16 million for the current year period. Lower volume, higher operating costs, asset impairments, and unfavorable foreign currency exchange decreased operating income by $16 million, $28 million, $4 million, and $1 million, respectively. Operating costs were negatively impacted by COVID-19 dynamics in China which resulted in additional extended unplanned plant shutdowns, that were in addition to planned plant maintenance shutdowns. These decreases were partially offset by favorable pricing/mix which increased operating income by $21 million. Current year EBITDA decreased $33 million to $53 million while Adjusted EBITDA decreased $29 million to $57 million. Adjusted EBITDA margin decreased 6.6 percentage points in the current quarter to 18.8%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the six months ended March 31, 2023 related to an impairment charge of $4 million associated with a manufacturing facility.

	Specialty Additives
	Three months ended March 31		Six months ended March 31
(In millions)	2023	2022	2023	2022
Operating income	$15	$26	$16	$44
Depreciation and amortization	19	22	37	42
EBITDA	34	48	53	86
Impairments	—	—	4	—
Adjusted EBITDA	$34	$48	$57	$86

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

March 2023 quarter compared to March 2022 quarter

Intermediates’ sales decreased $15 million to $51 million in the current quarter. Unfavorable product pricing, lower volume and unfavorable foreign currency exchange decreased sales by $2 million, 12 million and $1 million, respectively.

Operating income decreased $10 million to $17 million for the current quarter. Unfavorable price/mix, lower volume, higher production costs and unfavorable foreign currency exchange which decreased operating income by $2 million, $5 million, $2 million and $1 million, respectively. Current quarter EBITDA decreased $10 million to $20 million. EBITDA margin decreased 6.3 percentage points in the current quarter to 39.2%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Intermediates’ sales decreased $14 million to $105 million in the current period. Lower volume and unfavorable foreign currency exchange decreased sales by $19 million and $2 million, respectively. These decreases were partially offset by favorable product pricing which increased sales by $7 million.

Operating income decreased $5 million to $37 million for the current period. Lower volume, higher production costs and unfavorable foreign currency exchange decreased operating income by $7 million, $3 million and $1 million, respectively. These decreases were partially offset by price/mix which increased operating income by $6 million. Current year EBITDA decreased $5 million to $44 million. EBITDA margin increased 0.7 percentage points in the current quarter to 41.9%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and six months ended March 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and six months ended March 31, 2023 or 2022.

	Intermediates
	Three months ended March 31		Six months ended March 31
(In millions)	2023	2022	2023	2022
Operating income	$17	$27	$37	$42
Depreciation and amortization	3	3	7	7
EBITDA	$20	$30	$44	$49

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three ended March 31, 2023 and 2022.

	Unallocated and Other
	Three months ended March 31		Six months ended March 31
(In millions)	2023	2022	2023	2022
Restructuring activities	$(1)	$(4)	$(2)	$(9)
Environmental expenses	(4)	(7)	(12)	(11)
Income on acquisitions and divestitures, net	—	7	—	7
Other expenses (primarily governance and legacy expenses)	(16)	(20)	(36)	(37)
Total expense	$(21)	$(24)	$(50)	$(50)

March 2023 quarter compared to March 2022 quarter

Unallocated and other recorded expense of $21 million and $24 million for the three months ended March 31, 2023 and 2022, respectively. The current and prior year quarter included expense of $1 million and $4 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively, which included stranded costs of $3 million for prior year quarter associated with the Performance Adhesives divestiture.

The current quarter and prior year quarter included $4 million and $7 million for environmental expenses, respectively. The prior year quarter also included income of $7 million from acquisitions and divestitiures. See income on acquisitions and divestitures caption review above for additional details.

Other expenses between periods were driven by decreases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and incentive compensation.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Unallocated and other recorded expense of $50 million for the six months ended March 31, 2023 and 2022, respectively. The current and prior year period included expense of $2 million and $9 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively, which included stranded costs of $7 million for the prior year associated with the Performance Adhesives divestiture.

The current period and prior year period included $12 million and $11 million for environmental expenses, respectively. The prior year quarter also included income of $7 million from acquisitions and divestitures. See income on acquisitions and divestitures caption review above for additional details.

Other expenses between periods were driven by decreases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and incentive compensation.

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

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2023 and 2022.

	Six months ended
	March 31
(In millions)	2023	2022
Cash provided (used) by:
Operating activities from continuing operations	$27	$31
Investing activities from continuing operations	(45)	(42)
Financing activities from continuing operations	(188)	(810)
Discontinued operations	(47)	1,577
Effect of currency exchange rate changes on cash and cash equivalents	6	(2)
Net increase (decrease) in cash and cash equivalents	$(247)	$754

Cash and cash equivalents decreased $247 million for the six months ended March 31, 2023 compared to a $754 million increase for the six months ended March 31, 2022.

The $247 million decrease for the six months ended March 31, 2023 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $36 million, $58 million, and $142 million, respectively. Operating cash flows from continuing operations were inflows of $27 million, while discontinued operations cash flows were outflows of $47 million.

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

See the Statements of Condensed Consolidated Cash Flows for additional details.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow and ongoing free cash flows for the disclosed periods. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

(In millions)	2023	2022
Total cash flows provided by operating activities from continuing operations	$27	$31
less:
Additions to property, plant and equipment	(58)	(37)
Free cash flows	(31)	(6)
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program (a)	22	(5)
Restructuring-related payments (b)	1	5
Environmental and related litigation payments (c)	24	28
Ongoing free cash flow	$16	$22

Net Income	132	834
Adjusted EBITDA (d)	253	269

Operating cash flow conversion (e)	20%	4%
Ongoing free cash flow conversion (f)	6%	8%

(a)
Represents activity associated with the U.S. Accounts Receivable Sales Program impacting each period presented.
(b)
Restructuring payments incurred during each period.
(c)
Represents cash outflows associated with environmental and related litigation payments which will be reimbursed by the environmental trust.
(d)
See adjusted EBITDA reconciliation.
(e)
Operating cash flow conversion is defined Cash flows provided by operating activities from continuing operations divided by Net income.
(f)
Ongoing free cash flow conversion is defined as Ongoing free cash flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,159 million and $1,215 million as of March 31, 2023 and September 30, 2022, respectively. The $56 million decrease in working capital was driven by a reduction in cash and cash equivalents, primarily associated with repurchases of common stock, offset by higher trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities). The $5 million decline in ongoing free cash flows between periods was primarily as a result of increased inventories to navigate supply-chain issues as well as cost inflation, and reduced accrued expenses as a result of annual incentive program payouts, which were $24 million higher than the prior year, and $21 million higher additions to property, plant and equipment. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 168% and 190% of current liabilities as as of March 31, 2023 and September 30, 2022, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of March 31, 2023 and September 30, 2022.

	March 31	September 30
(In millions)	2023	2022
Cash and investment securities
Cash and cash equivalents	$399	$646
Restricted investments (a)	410	374

Unused borrowing capacity and liquidity
Revolving credit facility	582	581
2018 accounts receivable securitization (foreign)	108	99
Accounts receivable sales program (U.S.)	—	—

(a)
Includes $267 million and $245 million related to the Asbestos trust and $143 million and $129 million related to the Environmental trust as of March 31, 2023 and September 30, 2022, respectively.

The borrowing capacity remaining under the $600 million revolving credit facility was $582 million due to an outstanding balance of zero, as well as a reduction of $18 million for letters of credit outstanding at March 31, 2023. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and foreign accounts receivable securitization facility, was $1,089 million at March 31, 2023, compared to $1,326 million at September 30, 2022. Ashland had zero available liquidity under the U.S. Accounts Receivable Sales Program as of March 31, 2023. Ashland also maintained $410 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of March 31, 2023 and September 30, 2022.

	March 31	September 30
(In millions)	2023	2022
Short-term debt (includes current portion of long-term debt)	$—	$—
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,328	1,270
Total debt	$1,328	$1,270

(a)
Includes $14 million of debt issuance cost discounts as of March 31, 2023 and September 30, 2022, respectively.

Debt as a percent of capital employed was 29% and 28% at March 31, 2023 and at September 30, 2022, respectively. At March 31, 2023, Ashland’s total debt had an outstanding principal balance of $1,377 million, discounts of $35 million, and debt issuance costs of $14 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 4 years and $4 million due in fiscal 2027.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of March 31, 2023, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the 2022 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2023, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At March 31, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.6.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At March 31, 2023, Ashland’s calculation of the consolidated interest coverage ratio was 10.6.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.2x effect on the consolidated net leverage ratio and a 1.9x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Ashland cash projection

During the March 31, 2023 quarter, Ashland entered into a new, ten year raw materials contract with the option to terminate in year five. The purchase obligations under the contract are estimated to be roughly $12 million for fiscal 2023, and $209 million thereafter for a total of $221 million for the ten year period.

Total equity

Total equity increased by $47 million since September 30, 2022 to $3,267 million at March 31, 2023. The increase of $47 million was due to net income of $132 million, compensation expense and common shares issued of $2 million, and $109 million of deferred translation gains offset by stock repurchase activity of $153 million, dividends of $36 million, and losses on commodity hedges of $7 million.

Stock repurchase program agreements

During March 2023, under the 2022 stock repurchase program, Ashland inititated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during April 2023, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock. As of March 31, 2023, Ashland repurchased a total of $52 million (of which $42 million was cash settled and $10 million was accrued within the accrued expenses and other liabilities caption for authorized and executed share repurchases pending settlement as of period end) and received a delivery of 0.5 million shares of common stock.

During February 2023, under the existing 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during February 2023 when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

Stockholder dividends

Ashland paid a dividend of 33.5 cents per share for the first and second quarter of fiscal 2023 and 30 cents per share in the first and second quarter of fiscal 2022.

Capital expenditures

Capital expenditures were $58 million for the six months ended March 31, 2023 compared to $37 million for the six months ended March 31, 2022.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the six months ended March 31, 2023.

OUTLOOK

Ashland issued its outlook for fiscal 2023 in November 2022. Based on current forecasting, continued customer de-stocking and external uncertainties for the second half of the fiscal year, Ashland commenced actions in April to reduce inventories in certain product lines for impacted end markets. These inventory-control actions are expected to negatively impact Adjusted EBITDA in the second half of the fiscal year by approximately $20 million. As a result, the company has updated its financial outlook for fiscal year 2023. Ashland now expects sales in the fiscal year to be in the range of $2.3 billion to $2.4 billion reflecting weaker global demand dynamics. In addition, Ashland now expects Adjusted EBITDA to be in the range of $580 million to $610 million reflecting weaker global end-market demand and the inventory-control actions for specific product lines.

	Updated FY 2023 Outlook	Prior FY 2023 Outlook
Key Operating Metrics
Sales	$2.3 - $2.4 billion	$2.5 - $2.7 billion
Adjusted EBITDA	$580 - $610 million	$600 - $650 million

Ashland is unable to reconcile forward-looking adjusted EBITDA to forward-looking net income, the most closely comparable GAAP financial measure, because the information needed to provide such reconciliation would require unreasonable efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2023 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting - During the three months ended March 31, 2023, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of March 31, 2023, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 58 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2023.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2023 was as follow:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions) (a)
January 1, 2023 to January 31, 2023	—	$—	—	$500
February 1, 2023 to February 28, 2023	960,352	104.13	960,352	400
March 1, 2023 to March 31, 2023	527,899	99.08	527,899	348
Total	1,488,251		1,488,251	$348

(a)
During May 2022, Ashland’s Board of Directors approved a new evergreen $500 million stock repurchase program which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of March 31, 2023, $348 million remains available for repurchase under this authorization.

ITEM 6. EXHIBITS

(a) Exhibits

10.1

Third Amendment to the Receivables Purchase Agreement dated as of April 14, 2023, by and among CVG Capital III LLC as the Seller, PNC Bank National association as the Administrative Agent and Ashland Inc. as the Servicer filed as Exhibit 10.1 to Ashland Inc.’s Form 8-K filed on April 20, 2023 (SEC File No. 333-211719) and incorporated herein by reference.

10.2

Second Amendment to the Second Amended and Restated Purchase and Sale Agreement dated as of April 14, 2023, by and among Ashland Inc. as Exiting Originator and Servicer, Ashland Specialty Ingredients G.P. as remaining originator and CVG Capital III as the Buyer filed as Exhibit 10.2 to Ashland Inc.’s Form 8-K filed on April 20, 2023 (SEC File No. 333-211719) and incorporated herein by reference.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2023 and March 31, 2022; (ii) Condensed Consolidated Balance Sheets at March 31, 2023 and September 30, 2022; (iii) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2023 and March 31, 2022; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
May 3, 2023	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)