Form 10-Q
period 2023-06-30
ASHLAND INC.
filed 2023-07-27
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At June 30, 2023, there were 51,241,016 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2023	2022	2023	2022
Sales	$546	$644	$1,674	$1,759
Cost of sales	368	404	1,134	1,139
Gross profit	178	240	540	620

Selling, general and administrative expense	84	127	256	299
Research and development expense	12	14	37	40
Intangibles amortization expense - Note G	24	23	70	71
Equity and other income	4	1	5	2
Income on acquisitions and divestitures, net - Note B	—	35	—	42
Operating income	62	112	182	254

Net interest and other expense (income)	3	59	(21)	108
Other net periodic benefit loss - Note K	2	1	6	—
Income from continuing operations before income taxes	57	52	197	146
Income tax expense - Note J	15	1	21	25
Income from continuing operations	42	51	176	121
Income (loss) from discontinued operations (net of income taxes) - Note C	8	(15)	6	749
Net income	$50	$36	$182	$870

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$0.81	$0.94	$3.29	$2.16
Income (loss) from discontinued operations	0.15	(0.28)	0.11	13.40
Net income	$0.96	$0.66	$3.40	$15.56

Diluted earnings per share - Note M
Income from continuing operations	$0.79	$0.93	$3.24	$2.12
Income (loss) from discontinued operations	0.15	(0.28)	0.11	13.16
Net income	$0.94	$0.65	$3.35	$15.28

COMPREHENSIVE INCOME
Net income	$50	$36	$182	$870
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(4)	(86)	105	(107)
Unrealized gain (loss) on commodity hedges	1	(3)	(6)	(2)
Other comprehensive income (loss) - Note N	(3)	(89)	99	(109)
Comprehensive income (loss)	$47	$(53)	$281	$761

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2023	September 30 2022
ASSETS
Current assets
Cash and cash equivalents	$349	$646
Accounts receivable (a) - Note H	345	402
Inventories - Note F	712	629
Other assets	120	91
Total current assets	1,526	1,768
Noncurrent assets
Property, plant and equipment
Cost	3,191	3,050
Accumulated depreciation	1,837	1,712
Net property, plant and equipment	1,354	1,338
Goodwill - Note G	1,383	1,312
Intangibles - Note G	916	963
Operating lease assets, net - Note I	126	107
Restricted investments - Note E	321	313
Asbestos insurance receivable (b) - Note L	129	138
Deferred income taxes	20	20
Other assets	254	254
Total noncurrent assets	4,503	4,445
Total assets	$6,029	$6,213

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$210	$265
Accrued expenses and other liabilities	201	269
Current operating lease obligations - Note I	21	19
Total current liabilities	432	553
Noncurrent liabilities
Long-term debt - Note H	1,328	1,270
Asbestos litigation reserve - Note L	437	472
Deferred income taxes	176	176
Employee benefit obligations - Note K	108	103
Operating lease obligations - Note I	109	94
Other liabilities	290	325
Total noncurrent liabilities	2,448	2,440
Commitments and contingencies - Note L
Stockholders’ equity - Note N	3,149	3,220

Total liabilities and stockholders' equity	$6,029	$6,213

(a)
Accounts receivable includes an allowance for credit losses of $4 million at both June 30, 2023 and September 30, 2022, respectively.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $3 million at both June 30, 2023 and September 30, 2022, respectively.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2023	2022
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$182	$870
Income from discontinued operations (net of income taxes)	(6)	(749)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	181	182
Original issue discount and debt issuance costs amortization	4	4
Deferred income taxes	11	(5)
Gain from sales of property and equipment	(1)	—
Stock based compensation expense	17	14
Excess tax benefit on stock based compensation	1	1
Loss (income) from restricted investments	(57)	59
Income on acquisitions and divestitures	—	(42)
Asset impairments	4	—
Pension contributions	(7)	(4)
Gain on pension and other postretirement plan remeasurements	—	(1)
Change in operating assets and liabilities (a)	(166)	(315)
Total cash flows provided by operating activities from continuing operations	163	14
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(101)	(67)
Proceeds from disposal of property, plant and equipment	3	51
Proceeds from settlement of company-owned life insurance contracts	3	2
Company-owned life insurance payments	(1)	—
Funds restricted for specific transactions	(7)	(74)
Reimbursements from restricted investments	46	28
Proceeds from sale of securities	36	75
Purchases of securities	(36)	(75)
Total cash flows used by investing activities from continuing operations	(57)	(60)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	(300)	(200)
Repayment of long-term debt	—	(250)
Repayment of short-term debt	—	(365)
Cash dividends paid	(56)	(52)
Stock based compensation employee withholding taxes paid in cash	(10)	(9)
Total cash flows used by financing activities from continuing operations	(366)	(876)
CASH USED BY CONTINUING OPERATIONS	(260)	(922)
Cash provided (used) by discontinued operations
Operating cash flows	(43)	(302)
Investing cash flows	—	1,650
Total cash provided (used) by discontinued operations	(43)	1,348
Effect of currency exchange rate changes on cash and cash equivalents	6	(7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(297)	419
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	646	210
CASH AND CASH EQUIVALENTS - END OF PERIOD	$349	$629

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting (U.S. GAAP) and Securities and Exchange Commission (SEC) regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries (Ashland or the Company) Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Results of operations for the period ended June 30, 2023 are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There were no new standards that were either issued or adopted in the current fiscal year that will have a material impact on Ashland's Condensed Consolidated Financial Statements.

NOTE B – DIVESTITURES

Performance Adhesives

On February 28, 2022, Ashland completed the sale of its Performance Adhesives business to Arkema, a French société anonyme. Proceeds from the sale were approximately $1.7 billion, net of transaction costs. Ashland recognized a $732 million gain on sale within the Income (Loss) from Discontinued Operations caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2022.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. There were no such costs for the three and nine months ended June 30, 2023 and $1 million and $8 million for the three and nine months ended June 30, 2022, respectively.

Other manufacturing facility sales

During the December 2022 quarter, Ashland entered into a definitive sale agreement to sell a Specialty Additives manufacturing facility for less than $1 million. The net asset value related to these sites was $4 million at September 30, 2022. During the three and nine months ended June 30, 2023, no impairment and $4 million of impairment charges, respectively, were recorded within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) for this manufacturing facility.

During the current quarter, Ashland completed the sale of this facility, received proceeds of less than $1 million, and recorded a loss of less than $1 million within the income on acquisition and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2023.

Other corporate assets

During the three and nine months ended June 30, 2022, Ashland completed the sale of two excess land properties. Ashland received net proceeds of approximately $50 million and recorded a pre-tax gain of $35 million within the Income on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2022.

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

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2023 and 2022.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Income (loss) from discontinued operations (net of tax)
Performance Adhesives	$(1)	$4	$(1)	$38
Composites/Marl facility	—	—	(1)	—
Valvoline	15	—	15	—
Asbestos	(4)	(13)	(4)	(13)
Water Technologies	—	(1)	—	(1)
Distribution	(2)	(5)	(3)	(7)
Gain on disposal of discontinued operations (net of tax)
Performance Adhesives	—	—	—	732
	$8	$(15)	$6	$749

The following table presents a reconciliation of the captions within Ashland's Statements of Consolidated Comprehensive Income (Loss) for the income (loss) from discontinued operations attributable to Performance Adhesives for the three and nine months ended June 30, 2022. This disclosure was not applicable for the three and nine months ended June 30, 2023 as a result of the sale in fiscal 2022.

	Three months ended	Nine months ended
	June 30	June 30
(In millions)	2022	2022
Income (loss) from discontinued operations attributable to Performance Adhesives
Sales	$—	$171
Cost of sales	—	(122)
Selling, general and administrative expense	(1)	(12)
Research and development expense	—	(3)
Pretax income of discontinued operations	(1)	34
Income tax (expense) benefit	5	4
Income from discontinued operations	$4	$38

NOTE D – RESTRUCTURING ACTIVITIES

Fiscal 2023 Life Sciences restructuring program

During the December 2022 quarter, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of zero and $1 million during the three and nine months ended June 30, 2023. As of June 30, 2023, the severance reserve associated with this program was less than $1 million.

Fiscal 2023 company-wide restructuring program

During the current quarter, Ashland implemented additional targeted company-wide restructuring actions to reduce costs. Ashland recorded severance expense of $1 million during the three and nine months ended June 30, 2023. As of June 30, 2023, the severance reserve associated with this program was $1 million.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2023.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$349	$349	$349	$—	$—
Restricted investments (a) (b)	392	392	392	—	—
Investment of captive insurance company (c)	4	4	4	—	—
Foreign currency derivatives (d)	1	1	—	1	—
Total assets at fair value	$746	$746	$745	$1	$—

Liabilities
Foreign currency derivatives (e)	$1	$1	$—	$1	$—
Commodity derivatives (e)	5	5	—	5	—
Total liabilities at fair value	$6	$6	$—	$6	$—

(a)
Included in restricted investments and $71 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $265 million related to the Asbestos trust and $127 million related to the Environmental trust.
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

Restricted investments

Ashland maintains certain investments in company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $71 million and $61 million classified within other current assets, in the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, respectively.

The following table presents gross unrealized gains and losses for the restricted securities as of June 30, 2023 and September 30, 2022:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2023
Demand deposit	$8	$—	$—	$8
Equity mutual fund	158	33	—	191
Fixed income mutual fund	232	—	(39)	193
Fair value	$398	$33	$(39)	$392

As of September 30, 2022
Demand deposit	$6	$—	$—	$6
Equity mutual fund	186	20	(25)	181
Fixed income mutual fund	234	—	(47)	187
Fair value	$426	$20	$(72)	$374

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the portfolio for the three and nine months ended June 30, 2023 and 2022.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Investment income (a)	$4	$3	$10	$13
Net gains (losses) (a)	6	(48)	47	(72)
Funds restricted for specific transactions	1	30	7	74
Disbursements	(29)	—	(46)	(28)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects on certain assets and liabilities, including short-term inter-company loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2023 and 2022 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Foreign currency derivative gains (losses)	$1	$(12)	$10	$(21)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2023 and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2023	2022
Foreign currency derivative assets	$1	$1
Notional contract values	123	133

Foreign currency derivative liabilities	$1	$9
Notional contract values	145	535

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2023 and 2022 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Commodity derivative gains (losses)	$(2)	$2	$(2)	$6

The following table summarizes the fair values of the outstanding commodity derivatives as of June 30, 2023, and September 30, 2022 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2023	2022
Commodity derivative assets	$—	$4
Notional contract values	1	13

Commodity derivative liabilities	$5	$1
Notional contract values	18	9

Other financial instruments

At June 30, 2023 and September 30, 2022, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,342 million and $1,284 million, respectively, compared to a fair value of $1,195 million and $1,102 million, respectively. The fair values of long-term debt are based on quoted market prices.
NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheet dates.

	June 30	September 30
(In millions)	2023	2022
Finished products	$460	$391
Raw materials, supplies and work in process	252	238
	$712	$629

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three and nine months ended June 30, 2023.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2023.

	Life	Personal	Specialty
(In millions)	Sciences	Care (a)	Additives (a)	Intermediates (a)	Total
Balance at September 30, 2022	$787	$118	$407	$—	$1,312
Currency translation	45	5	21	—	71
Balance at June 30, 2023	$832	$123	$428	$—	$1,383

(a)
As of June 30, 2023 and September 30, 2022, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three and nine months ended June 30, 2023.

Other intangible assets were comprised of the following as of June 30, 2023 and September 30, 2022.

	June 30, 2023
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$98	$(42)	$56
Intellectual property	738	(573)	165
Customer and supplier relationships	830	(413)	417
Total definite-lived intangibles	1,666	(1,028)	638

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,944	$(1,028)	$916

	September 30, 2022
	Gross		Net
	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$95	$(37)	$58
Intellectual property	718	(523)	195
Customer and supplier relationships	801	(369)	432
Total definite-lived intangibles	1,614	(929)	685

Indefinite-lived intangibles
Trademarks and trade names	278	—	278
Total intangible assets	$1,892	$(929)	$963

Amortization expense recognized on intangible assets was $24 million and $23 million for the three months ended June 30, 2023 and 2022, respectively, and $70 million and $71 million for the nine months ended June 30, 2023 and 2022, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $93 million in 2023 (includes nine months actual and three months estimated), $80 million in 2024, $76 million in 2025, $74 million in 2026 and $53 million in 2027. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2023	September 30, 2022
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	544	489
6.875% notes, due 2043	281	282
6.50% junior subordinated notes, due 2029	63	60
Other (a)	(10)	(11)
Total debt	1,328	1,270
Short-term debt (includes current portion of long-term debt)	—	—
Long-term debt (less current portion)	$1,328	$1,270

(a)
Other includes $14 million of debt issuance costs as of June 30, 2023 and September 30, 2022.

The scheduled aggregate maturities to 2027 for long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of June 30, 2023: zero in the next 4 years and $4 million in 2027.

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

Ashland recognized a loss of less than $1 million and a loss of $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2023 and June 30, 2022, respectively, and losses of $2 million and $1 million for the nine months ended June 30, 2023 and June 30, 2022, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $96 million in sales at June 30, 2023 against the buyer’s limit, which was $115 million at June 30, 2023 compared to $110 million of sales at September 30, 2022 against the buyer's limit, which was $125 million at September 30, 2022. Ashland transferred $120 million and $136 million in receivables to the special purpose entity (SPE) as of June 30, 2023 and September 30, 2022, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of June 30, 2023 and September 30, 2022 of less than $1 million.

As of June 30, 2023 and 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $150 million and $205 million, respectively, of which $164 million and $268 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between receivables transferred and derecognized versus collected of $14 million and $63 million for the periods ended June 30, 2023 and 2022, respectively, represent the impact of a net reduction in accounts receivable sales volume during each period, respectively. The prior year period included the impact of a $21 million net reduction in accounts receivables sales volume attributable to the Adhesives business sold in 2022.

On April 14, 2023, Ashland entered into Second and Third Amendments associated with this current program. As part of these amendments the buyer's limit was reduced to $115 million between April and October of each year, and up to $100 million at all other times. Additionally, the scheduled termination date was extended from May 31, 2023 to April 14, 2025.

Foreign Accounts Receivable Securitization Facility

Ashland continues to maintain its Foreign 2018 Accounts Receivable Securitization Facility. Ashland accounts for the Foreign 2018 Accounts Receivable Securitization Facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. At June 30, 2023 and September 30, 2022, the outstanding amounts of accounts receivable transferred by Ashland were $139 million and $162 million, respectively, and there were zero borrowings (denominated in multiple currencies) under the facility in both periods.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement was $593 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $7 million for letters of credit outstanding as of June 30, 2023. Ashland's total borrowing capacity at June 30, 2023 was $702 million, which included $109 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland had zero available liquidity under its current U.S. Accounts Receivable Sales Program as of June 30, 2023.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2023, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At June 30, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.8.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At June 30, 2023, Ashland’s calculation of the interest coverage ratio was 9.9.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Nine months ended
		June 30		June 30
(In millions)	Location	2023	2022	2023	2022
Lease cost:
Operating lease cost	Selling, General & Administrative (a)	$3	$5	$10	$12
Operating lease cost	Cost of Sales	3	3	11	10
Variable lease cost	Selling, General & Administrative	1	1	3	3
Variable lease cost	Cost of Sales	2	1	4	3
Short-term leases	Cost of Sales	—	1	2	2
Total lease cost		$9	$11	$30	$30

(a)
Includes $2 million lease termination fee for the three and nine months ended June 30, 2022.

Right-of-use assets exchanged for new operating lease obligations were $6 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $29 million and $11 million for the nine months ended June 30, 2023 and 2022.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Operating cash flows from operating leases	$8	$9	$21	$23

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 26% and 11% for the three and nine months ended June 30, 2023.

The current quarter's tax rate was impacted by jurisdictional income mix, as well as net $4 million from favorable tax discrete items primarily related to changes in uncertain tax positions and adjustments to valuation allowances. The current nine month tax rate was impacted by jurisdictional income mix, as well as net $27 million from favorable tax discrete items primarily related to changes in uncertain tax positions.

Prior fiscal year

The overall effective tax rate was 2% and 17% for the three and nine months ended June 30, 2022. The prior year quarter's tax rate was impacted by jurisdictional income mix, as well as a net $1 million benefit primarily from favorable return to provision adjustments for certain jurisdictions. The nine month tax rate was impacted by jurisdictional income mix as well as $3 million from net unfavorable tax discrete items primarily related to restructuring and separation activity partially offset by a favorable valuation adjustment for certain foreign tax credits and adjustments to uncertain positions.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2023.

(In millions)
Balance at October 1, 2022	$84
Increases related to positions taken in prior years	1
Decreases related to positions taken in prior years	(27)
Increases related to positions taken in the current year	3
Lapse of statute of limitations	(4)
Balance at June 30, 2023	$57

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount accrued for uncertain tax positions of between zero and $1 million. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the nine months ended June 30, 2023, Ashland contributed $4 million to its non-U.S. pension plans and $3 million to its U.S. pension plans. Ashland expects to make additional contributions of less than $1 million to both its U.S. pension plans and non-U.S. pension plans during the remainder of fiscal 2023.

Plan Remeasurements

Following the completion of the sale of its Performance Adhesives business segment on February 28, 2022, the post-retirement benefits for approximately 40 employees transferred to Arkema, all of whom participated in a non-contributory defined benefit plan in the U.S., were frozen. This resulted in a significant decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as of February 28, 2022. As a result, Ashland recorded zero and $1 million actuarial gain within the other net periodic benefits income caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2022.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2023	2022	2023	2022
Three months ended June 30
Service cost	$—	$1	$1	$—
Interest cost	4	2	—	—
Expected return on plan assets	(2)	(1)	—	—
Actuarial (gain)	—	—	—	—
Total net periodic benefit costs	$2	$2	$1	$—
Nine months ended June 30
Service cost	$2	$3	$1	$—
Interest cost	10	5	1	1
Expected return on plan assets	(5)	(5)	—	—
Actuarial (gain)	—	(1)	—	—
Total net periodic benefit costs	$7	$2	$2	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to a loss of $2 million and $6 million for the three and nine months ended June 30, 2023, respectively, and a loss of $1 million and zero for the three and nine months ended June 30, 2022.

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2023	2022	2022	2021	2020
Open claims - beginning of year	44	46	46	49	53
New claims filed	1	1	2	2	2
Claims settled	—	(1)	(1)	(1)	(1)
Claims dismissed	(3)	(1)	(3)	(4)	(5)
Open claims - end of period	42	45	44	46	49

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in June 2023, it was determined that the liability for Ashland asbestos-related claims should be increased by $9 million. Total reserves for asbestos claims were $285 million at June 30, 2023 compared to $305 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Asbestos reserve - beginning of year	$305	$320	$320	$335	$352
Reserve adjustment	9	16	16	12	13
Amounts paid	(29)	(26)	(31)	(27)	(30)
Asbestos reserve - end of period (a)	$285	$310	$305	$320	$335

(a)
Included $28 million and $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022 respectively.

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

At June 30, 2023, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $97 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $101 million at September 30, 2022. In June 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $3 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Insurance receivable - beginning of year	$101	$100	$100	$103	$123
Receivable adjustment (a)	3	7	7	6	1
Insurance settlement	—	—	—	—	(10)
Amounts collected	(7)	(5)	(6)	(9)	(11)
Insurance receivable - end of period (b)	$97	$102	$101	$100	$103

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses were $1 million and $2 million as of June 30, 2023 and September 30, 2022, respectively.
(b)
Includes $11 million and $12 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022 respectively.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in June 2023, it was determined that the liability for Hercules asbestos-related claims should be decreased by $2 million. Total reserves for asbestos claims were $197 million at June 30, 2023 compared to $213 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Asbestos reserve - beginning of year	$213	$217	$217	$229	$252
Reserve adjustments	(2)	15	15	8	(3)
Amounts paid	(14)	(12)	(19)	(20)	(20)
Asbestos reserve - end of period (a)	$197	$220	$213	$217	$229

(a)
Included $17 million and $18 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022, respectively.

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

As of June 30, 2023, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $47 million compared to $52 million at September 30, 2022. In June 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $3 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2023	2022	2022	2021	2020
Insurance receivable - beginning of year	$52	$47	$47	$47	$49
Receivable adjustment (a)	(3)	7	7	1	(2)
Amounts collected	(2)	(1)	(2)	(1)	—
Insurance receivable - end of period (b)	$47	$53	$52	$47	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard. The total allowance for credit losses was $1 million as of June 30, 2023 and September 30, 2022.
(b)
Includes $4 million and $3 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $422 million for the Ashland asbestos-related litigation (current reserve of $285 million) and approximately $288 million for the Hercules asbestos-related litigation (current reserve of $197 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2023, such locations included 57 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $204 million at June 30, 2023 compared to $211 million at September 30, 2022, of which $155 million at June 30, 2023 and $157 million at September 30, 2022 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2023 and 2022.

	Nine months ended
	June 30
(In millions)	2023	2022
Reserve - beginning of period	$211	$207
Disbursements	(40)	(42)
Revised obligation estimates and accretion	33	61
Reserve - end of period	$204	$226

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland continues to discount certain environmental sites and regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2023 and September 30, 2022, Ashland’s recorded receivable for these probable insurance recoveries was $21 million, of which $17 million at June 30, 2023 and September 30, 2022 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and nine ended June 30, 2023 and 2022.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Environmental expense	$22	$45	$32	$60
Accretion	—	1	1	1
Legal expense	1	1	3	3
Total expense	23	47	36	64
	—		—
Insurance receivable	(2)	(2)	(2)	(5)
Total expense, net of receivable activity (a)	$21	$45	$34	$59

(a)
Net expense of $5 million and $6 million for the three and nine months ended June 30, 2023, respectively, and $9 million and $11 million for the three and nine months ended June 30, 2022, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $465 million. The largest reserve for any site is 13% of the remediation reserve as of June 30, 2023.

Brazil tax credits

In March 2017, the Federal Supreme Court of Brazil (Brazil Supreme Court) ruled in a leading case that a Brazilian value-added tax (ICMS) should not be included in the base used to calculate a taxpayer’s federal contribution on total revenue known as PIS/COFINS (2017 Decision). As a result, two of Ashland’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in Ashland’s calculation of PIS/COFINs, seeking recovery of excess taxes paid plus interest.

In response to the 2017 Decision, the Brazilian tax authority filed an appeal of the 2017 Decision seeking clarification of the amount of ICMS tax to exclude from the calculation of PIS/COFINS. In May 2021, the Brazil Supreme Court ruled that the ICMS tax be excluded from the calculation of PIS/COFINS. In May 2023, Law 14592/23 was passed in Brazil, converting the 2017 Decision provisional measure effective for PIS/COFINS legislation excluding ICMS from the calculation basis.

As of June 2023, Ashland had received all favorable court rulings for previously filed suits, completed its analysis of certain prior year overpayments related to ICMS and received acknowledgment from the Brazilian tax authority that allows Ashland to begin the process to recover the taxes. As a result, Ashland recorded a pre-tax gain of $12 million for the three and nine months ended June 30, 2023 for certain excess PIS/COFINS paid from 2012 to February 2023 plus interest. The gain was recognized within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss).

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2023.
NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Stock appreciation rights (SARs), stock options and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at June 30, 2023 and 2022, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2023	2022	2023	2022
Numerator
Numerator for basic and diluted EPS - Income from continuing operations	$42	$51	$176	$121
Denominator
Denominator for basic EPS - Weighted- average common shares outstanding	52	54	53	56
Share based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS - Adjusted weighted- average shares and assumed conversions	53	55	54	57
EPS from continuing operations
Basic	$0.81	$0.94	$3.29	$2.16
Diluted	0.79	0.93	3.24	2.12

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination.

Stock repurchase program agreements

During May 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2023, when Ashland paid a total of $100 million and received a delivery of 1.1 million shares of common stock.

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

Stockholder dividends

On May 11, 2023, Ashland's Board declared a quarterly cash dividend of $0.385 per share on the company's common stock representing a 15 percent increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2023. Dividends of $0.335 per share were paid in the first and second quarters of fiscal 2023 and the third quarter of fiscal 2022 and $0.30 per share were paid in the first and second quarters of fiscal 2022.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2023			2022
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(4)	$—	$(4)	$(86)	$—	$(86)
Unrealized gain (loss) on commodity hedges	1	—	1	(4)	1	(3)
Total other comprehensive income (loss)	$(3)	$—	$(3)	$(90)	$1	$(89)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$106	$(1)	$105	$(108)	$1	$(107)
Unrealized gain (loss) on commodity hedges	(8)	2	(6)	(3)	1	(2)
Total other comprehensive income (loss)	$98	$1	$99	$(111)	$2	$(109)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Common stock and paid in capital
Balance, beginning of period	$—	$177	$136	$328
Compensation expense and common shares issued (a)	5	1	7	5
Common shares purchased under repurchase program (b) (c)	(5)	(45)	(143)	(200)
Balance, end of period	—	133	—	133
Retained earnings
Balance, beginning of period	3,734	3,596	3,653	2,796
Net income	50	36	182	870
Regular dividends	(20)	(18)	(56)	(52)
Common shares purchased under repurchase program (b)	(145)	—	(160)	—
Balance, end of period	3,619	3,614	3,619	3,614
Accumulated other comprehensive income (loss)
Balance, beginning of period	(467)	(392)	(569)	(372)
Unrealized translation gain (loss)	(4)	(86)	105	(107)
Unrealized gain (loss) on commodity hedges	1	(3)	(6)	(2)
Balance, end of period	(470)	(481)	(470)	(481)
Total stockholders' equity	$3,149	$3,266	$3,149	$3,266
Cash dividends declared per common share	$0.385	$0.335	$1.055	$0.935

(a)
Common shares issued were 35,420 shares and 55,006 shares for the three months ended June 30, 2023 and 2022, respectively, and 179,934 shares and 163,656 shares for the nine months ended June 30, 2023 and 2022, respectively.
(b)
Common shares repurchased were 1,594,677 and 3,082,928 shares for the three and nine months ended June 30, 2023, and 449,932 shares and 2,853,312 shares for the three and nine months ended June 30, 2022.
(c)
Includes $2 million and $3 million in excise tax on stock repurchases for the three and nine months ended June 30, 2023.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023 (a)	2022 (b)	2023 (a)	2022 (b)
Nonvested stock awards	$2	$4	$9	$10
Performance share awards	1	3	8	8
	$3	$7	$17	$18

(a)
Included $2 million of income and zero of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2023.
(b)
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

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Life Sciences
North America	$57	$70	$166	$185
Europe	77	76	237	197
Asia Pacific	60	61	182	159
Latin America & other	25	21	81	61
	$219	$228	$666	$602

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Personal Care
North America	$43	$50	$134	$146
Europe	53	69	173	194
Asia Pacific	28	31	84	93
Latin America & other	22	22	61	57
	$146	$172	$452	$490

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Specialty Additives
North America	$52	$71	$157	$185
Europe	53	67	162	192
Asia Pacific	40	48	114	133
Latin America & other	7	8	23	22
	$152	$194	$456	$532

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Intermediates
North America	$30	$47	$100	$121
Europe	7	13	23	32
Asia Pacific	5	10	19	31
Latin America & other	1	3	6	8
	$43	$73	$148	$192

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $309 million and $369 million as of June 30, 2023 and September 30, 2022, respectively. See Note H for additional information on Ashland’s program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S Accounts Receivable Sales Program).

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

The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2023 and 2022.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2023	2022	2023	2022
SALES
Life Sciences	$219	$228	$666	$602
Personal Care	146	172	452	490
Specialty Additives	152	194	456	532
Intermediates	43	73	148	192
Intersegment sales (a)	(14)	(23)	(48)	(57)
	$546	$644	$1,674	$1,759
OPERATING INCOME (LOSS)
Life Sciences	$49	$51	$141	$115
Personal Care	14	25	38	67
Specialty Additives	5	35	22	79
Intermediates	13	30	50	72
Unallocated and other	(19)	(29)	(69)	(79)
	$62	$112	$182	$254
DEPRECIATION EXPENSE
Life Sciences	$11	$9	$31	$25
Personal Care	9	10	28	28
Specialty Additives	15	16	43	48
Intermediates	3	2	9	9
Unallocated and other	—	—	—	1
	$38	$37	$111	$111
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$20	$21
Personal Care	12	11	35	35
Specialty Additives	5	5	14	14
Intermediates	—	1	1	1
	$24	$24	$70	$71
EBITDA (b)
Life Sciences	$67	$67	$192	$161
Personal Care	35	46	101	130
Specialty Additives	25	56	79	141
Intermediates	16	33	60	82
Unallocated and other	(19)	(64)	(69)	(120)
	$124	$138	$363	$394

	June 30	September 30
(In millions - unaudited)	2023	2022
TOTAL ASSETS
Life Sciences	$1,938	$1,905
Personal Care	1,044	1,073
Specialty Additives	1,642	1,567
Intermediates	160	170
Unallocated and other	1,245	1,498
	$6,029	$6,213

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the ongoing Ukraine and Russia conflict on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 69% and 70% for the three and nine months ended June 30, 2023, respectively, and 67% for the three and nine months ended June 30, 2022. Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2023	2022	2023	2022
North America (a)	31%	33%	30%	33%
Europe (a)	35%	35%	36%	35%
Asia Pacific	24%	23%	24%	24%
Latin America & other	10%	9%	10%	8%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2023	2022	2023	2022
Life Sciences	40%	35%	40%	35%
Personal Care	27%	27%	27%	28%
Specialty Additives	28%	30%	27%	30%
Intermediates	5%	8%	6%	7%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Business results current quarter

Ashland recorded net income of $50 million (income of $42 million in continuing operations and income of $8 million in discontinued operations) and net income of $36 million (income of $51 million in continuing operations and loss of $15 million in discontinued operations) in the current and prior year quarters, respectively. Ashland’s EBITDA of $130 million decreased by $27 million for the current quarter while Ashland’s Adjusted EBITDA of $133 million decreased by $41 million for the current quarter, compared to the prior year quarter (see U.S. GAAP reconciliation below under consolidated review). The decrease was primarily driven by lower sales volumes from customer de-stocking and higher costs primarily associated with inventory control actions, partially offset by improved pricing and favorable selling, general and administrative expense primarily driven by lower incentive compensation expense.

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

Uncertainty relating to the COVID-19 pandemic

Ashland continues to successfully navigate the uncertain environment associated with the COVID-19 pandemic. Through the third quarter of fiscal 2023, Ashland has not experienced any additional major operating surprises related to the COVID-19 pandemic, continues to maintain supply chains in a challenging environment, had strong safety performance in the face of unprecedented pressures and improved operating discipline across each of its businesses. Ashland's businesses continued to show resiliency in the face of difficult economic circumstances. The COVID-19 impact related to the China re-opening did negatively impact demand during the first and second quarters of fiscal 2023 for both the Specialty Additives and Personal Care business segments. Additionally, Specialty Additives was also impacted by extended unplanned plant shutdowns at its Nanjing, China, facility as a result of these same dynamics during the first half of this fiscal year. Ashland’s overall liquidity remains strong and Ashland is more than able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

Other items

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination.

Stock Repurchase program agreements

During May 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2023, when Ashland paid a total of $100 million and received a delivery of 1.1 million shares of common stock.

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

Current Quarter - Key financial results for the three months ended June 30, 2023 and 2022 included the following:

•
Ashland’s net income amounted to $50 million compared to $36 million for the three months ended June 30, 2023 and 2022, respectively, or income of $0.94 and $0.65 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in income of $8 million and a loss of $15 million during the three months ended June 30, 2023 and 2022, respectively.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $42 million and $51 million for the three months ended June 30, 2023 and 2022, respectively.
•
The effective income tax rates were expense of 26% and 2% for the three months ended June 30, 2023 and 2022, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year quarters.
•
Ashland incurred pretax net interest and other expense of $3 million and $59 million for the three months ended June 30, 2023 and 2022, respectively. This includes a gain of $6 million and a loss of $48 million on restricted investments, respectively, for the current and prior year quarters.
•
Other net periodic benefit loss resulted in losses of $2 million and $1 million during the three months ended June 30, 2023 and 2022, respectively.
•
Operating income was $62 million and $112 million for the three months ended June 30, 2023 and 2022, respectively.

Year-to-date - Key financial results for the nine months ended June 30, 2023 and 2022 included the following:

•
Ashland’s net income amounted to $182 million compared to $870 million for the nine months ended June 30, 2023 and 2022, respectively, or income of $3.35 and $15.28 diluted earnings per share, respectively.
•
Discontinued operations, which are reported net of taxes, resulted in income of $6 million and $749 million during the nine months ended June 30, 2023 and 2022, respectively. The prior year period includes a $732 million gain on the sale of the Performance Adhesives business segment.
•
Income from continuing operations, which excludes results from discontinued operations, amounted to income of $176 million and $121 million for the nine months ended June 30, 2023 and 2022, respectively.

•
The effective income tax rates were an expense of 11% and 17% for the nine months ended June 30, 2023 and 2022, respectively, and were significantly impacted by certain tax discrete items in both the current and prior year periods.
•
Ashland incurred pretax net interest and other income of $21 million and expense $108 million for the nine months ended June 30, 2023 and 2022, respectively. This includes a gain of $47 million and a loss of $72 million on restricted investments, respectively, for the current and prior year periods.
•
Other net periodic benefit loss resulted in a loss of $6 million during the nine months ended June 30, 2023, and zero for the prior year period. See Note K for more information.
•
Operating income was $182 million and $254 million for the nine months ended June 30, 2023 and 2022, respectively.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Operating income

Current Quarter - Operating income amounted to $62 million and $112 million for the three months ended June 30, 2023 and 2022, respectively. The current and prior year quarters’ operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
ICMS Brazil tax credit – In 2017, the Federal Supreme Court of Brazil ruled in a leading case that a Brazil value-added tax (ICMS) should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (2017 Decision). Following favorable court rulings from lawsuits previously filed by two of Ashland's Brazilian subsidiaries challenging the inclusion of ICMS in Ashland's calculation of PIS/COFINS, Ashland received acknowledgment from the Brazilian tax authorities that allows Ashland to begin the process to recover the taxes. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.
•
Gain on acquisitions and divestitures – Ashland recorded income of $35 million during the three months ended June 30, 2022, related to the sale of excess land during the three months ended June 30, 2022. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Operating income for the three months ended June 30, 2023 and 2022 included depreciation and amortization of $62 million and $61 million, respectively.

Year-to-date - Operating income amounted to $182 million and $254 million for the nine months ended June 30, 2023 and 2022, respectively. The current and prior year periods' operating income included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the table below in the “EBITDA and Adjusted EBITDA” section. These operating key items for the applicable periods are summarized as follows:

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
•
Asset impairments - During the nine months ended June 30, 2023, Ashland incurred an impairment charge associated with the sale of a Specialty Additives manufacturing facility. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during the current and prior year periods to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.
•
ICMS Brazil tax credit – In 2017, the Federal Supreme Court of Brazil ruled in a leading case that a Brazil value-added tax (ICMS) should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (2017 Decision). Following favorable court rulings from lawsuits previously filed by two of Ashland's Brazilian subsidiaries challenging the inclusion of ICMS in Ashland's calculation of PIS/COFINS, Ashland received acknowledgment from the Brazilian tax authorities that allows Ashland to begin the process to recover the taxes. See Note L of the Notes to Condensed Consolidated Financial Statements for more information.
•
Gain on acquisitions and divestitures – Ashland recorded income of $42 million during the nine months ended June 30, 2022, related to the sale of excess land during the nine months ended June 30, 2022. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.
Operating income for the nine months ended June 30, 2023 and 2022 included depreciation and amortization of $181 million and $182 million, respectively.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and nine months ended June 30, 2023 and 2022.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Sales	$546	$644	$(98)	$1,674	$1,759	$(85)

The following table provides a reconciliation of the change in sales for the three and nine months ended June 30, 2023 and 2022.

	Three months ended	Nine months ended
(In millions)	June 30, 2023	June 30, 2023
Volume	$(134)	$(221)
Pricing	33	170
Foreign currency exchange	3	(34)
Change in sales	$(98)	$(85)

Current Quarter - Sales for the current quarter decreased $98 million compared to the prior year quarter. Lower sales volume primarily from customer de-stocking of $134 million was partially offset by favorable product pricing associated with cost inflation pricing actions and favorable foreign currency exchange, which increased sales by $33 million and $3 million, respectively.

Year-to-date - Sales for the current year decreased $85 million compared to the prior year period. Lower sales volume primarily from customer de-stocking of $221 million and unfavorable foreign currency exchange of $34 million were partially offset by favorable product pricing associated with cost inflation pricing actions which increased sales by $170 million.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Cost of sales	$368	$404	$(36)	$1,134	$1,139	$(5)
Gross profit as a percent of sales	32.6%	37.3%		32.3%	35.2%

The following table provides a reconciliation of the change in cost of sales between the three and nine months ended June 30, 2023 and 2022.

	Three months ended	Nine months ended
(In millions)	June 30, 2023	June 30, 2023
Changes in:
Volume	$(86)	$(151)
Price/mix	4	32
Foreign currency exchange	1	(15)
Operating Costs	45	129
Change in cost of sales	$(36)	$(5)

Current Quarter - Cost of sales for the current quarter decreased $36 million compared to the prior year quarter. Lower volume primarily from customer de-stocking decreased cost of sales by $86 million. This decrease was partially offset by higher product pricing associated with cost inflation, unfavorable foreign currency exchange and higher operating costs primarily associated with inventory control actions, which increased cost of sales by $4 million, $1 million, and $45 million, respectively. Gross profit as a percentage of sales decreased 4.7% primarily as a result of lower sales volume and higher operating costs.

Year-to-date - Cost of sales for the current year decreased $5 million compared to the prior year period. Lower volume primarily from customer de-stocking and favorable foreign currency exchange decreased cost of sales by $151 million and $15 million, respectively. This decrease was partially offset by higher product pricing associated with cost inflation, and higher operating costs, which includes costs associated with inventory control actions and inflation associated with plant manufacturing and shipping costs (as well as planned and unplanned plant shutdowns and maintenance), increased cost of sales by $32 million and $129 million, respectively. Gross profit as a percentage of sales decreased 2.9% primarily as a result of lower sales volume and higher operating costs.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expense	$84	$127	$(43)	$256	$299	$(43)
As a percent of sales	15.4%	19.7%		15.3%	17.0%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $43 million compared to the prior year quarter with expenses as a percent of sales decreasing 4.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
Expense of $3 million and $1 million during the three months ended June 30, 2023 and 2022, respectively, comprised of key items for severance, lease abandonment and other restructuring costs;
•
$12 million gain associated with ICMS Brazil tax credit (see Note L for more information);
•
$17 million and $36 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L for more information); and
•
Decreased incentive accruals primarily making up the remaining change.

Year-to-date - Selling, general and administrative expense for the current period decreased $43 million compared to the prior year period with expenses as a percent of sales decreasing 1.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
Expense of $4 million and $3 million comprised of key items for severance, lease abandonment and other restructuring costs during the nine months ended June 30, 2023 and 2022, respectively;
•
$4 million impairment charge in the current year associated with the sale of a Specialty Additives manufacturing facility.

•
$12 million gain associated with ICMS Brazil tax credit;
•
$28 million and $48 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information); and
•
Decreased incentive accruals primarily making up the remaining change.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Research and development expense	$12	$14	$(2)	$37	$40	$(3)

Current Quarter - Research and development expense decreased primarily due to lower incentive accruals.

Year-to-date - Research and development expense decreased primarily due to lower incentive accruals.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Intangibles amortization expense	$24	$23	$1	$70	$71	$(1)

Current Quarter - Intangibles amortization expense is primarily consistent with the prior year quarter.

Year-to-date - Intangibles amortization expense is primarily consistent with the prior year quarter.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Equity and other income
Other income	$4	$1	$3	$5	$2	$3
	$4	$1	$3	$5	$2	$3

Current Quarter - Other income increased $3 million primarily related to China financial cash subsidies.

Year-to-date - Other income increased $3 million primarily related to China financial cash subsidies.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Income on acquisitions and divestitures, net	$—	$35	$(35)	$—	$42	$(42)

Current Quarter - The activity in the prior year quarter was related to a gain on the sale of excess land.

Year-to-date - The activity in the prior year was related to a gain on the sale of excess land. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Net interest and other expense (income)
Interest expense	$14	$14	$—	$41	$47	$(6)
Interest income	(2)	—	(2)	(9)	—	(9)
Loss (income) from restricted investments	(10)	45	(55)	(57)	59	(116)
Other financing costs	1	—	1	4	2	2
	$3	$59	$(56)	$(21)	$108	$(129)

Current Quarter - Net interest and other expense decreased by $56 million during the current quarter compared to the prior year quarter. Interest expense is primarily consistent during the current quarter compared to the prior year quarter. Interest income increased $2 million due to higher investment yields and higher cash balances. Restricted investments income of $10 million and losses of $45 million included realized gains of $6 million compared to losses $48 million for the three months ended June 30, 2023 and 2022, respectively. See Note E for more information on the restricted investments.

Year-to-date - Net interest and other expense decreased by $129 million during the current period compared to the prior year period. Interest expense decreased $6 million primarily due to lower debt levels during the current year compared to the prior year period. Interest income increased $9 million due to higher investment yields and higher cash balances. Restricted investments income of $57 million and losses of $59 million included realized gains of

$47 million compared to losses of $72 million for the nine months ended June 30, 2023 and 2022, respectively. See Note E for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Other net periodic benefit loss (income)	$2	$1	$1	$6	$—	$6

Current Quarter - Other net periodic benefit loss for the three months ended June 30, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. See Note K for more information.

Year-to-date - Other net periodic benefit loss for the nine months ended June 30, 2023 primarily included interest cost of $11 million which was partially offset by expected return on plan assets of $5 million. Other net periodic benefit income included a $1 million actuarial gain on the remeasurement of a pension plan during the prior year period. See Note K for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Income tax expense (benefit)	$15	$1	$14	$21	$25	$(4)
Effective tax rate	26%	2%		11%	17%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 26% for the three months ended June 30, 2023 and was impacted by jurisdictional income mix, as well as net favorable discrete items of $4 million primarily related to changes in uncertain tax positions and adjustments to valuation allowances.

The overall effective tax rate was 2% for the three months ended June 30, 2022 and was impacted by jurisdictional income mix, as well as a net $1 million benefit primarily from favorable return to provision adjustments for certain jurisdictions.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 11% for the nine months ended June 30, 2023 and was impacted by jurisdictional income mix, as well as net favorable discrete items of $27 million primarily related to changes in uncertain tax positions.

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

The effective tax rate during the three and nine months ended June 30, 2023 and 2022 was significantly impacted by the following tax specific key items:

•
Uncertain tax positions - Includes the impact from the settlement of uncertain tax positions with various tax authorities;
•
Valuation allowances - Includes the impact from the release of certain foreign tax credit valuation allowances; and
•
Restructuring and separation activity - Includes the impact from company-wide cost reduction programs during 2022.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Income from continuing operations before income taxes	$57	$52	$197	$146
Key items (pre-tax) (a)	5	50	(19)	79
Adjusted income from continuing operations
before income taxes	$62	$102	$178	$225

Income tax expense	$15	$1	$21	$25
Income tax rate adjustments:
Tax effect of key items	(3)	16	(8)	22
Tax specific key items: (b)
Uncertain tax positions	3	—	23	—
Valuation allowance	1	—	1	4
Restructuring and separation activity	—	—	—	(10)
Total income tax rate adjustments	1	16	16	16
Adjusted income tax expense	$16	$17	$37	$41

Effective tax rate, excluding key items (Non-GAAP) (c)	26%	16%	21%	18%

(a)
See Adjusted EBITDA reconciliation table disclosed in this MD&A for a summary of the key items, before tax.
(b)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this MD&A.
(c)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Income (loss) from discontinued operations (net of tax)
Performance Adhesives	$(1)	$4	$(5)	$(1)	$38	$(39)
Composites/Marl facility	—	—	—	(1)	—	(1)
Valvoline	15	—	15	15	—	15
Asbestos	(4)	(13)	9	(4)	(13)	9
Water Technologies	—	(1)	1	—	(1)	1
Distribution	(2)	(5)	3	(3)	(7)	4
Gain on disposal of discontinued operations (net of tax)
Performance Adhesives	—	—	—	—	732	(732)
	$8	$(15)	$23	$6	$749	$(743)

Current Quarter - The activity for Composites/Marl facility, Water Technologies and Distribution during the current and prior year quarter was related to post-closing adjustments. The Valvoline activity for the three months ended June 30, 2023 primarily represents cash proceeds related to subsequent adjustments that were made in conjunction with post-closing disputes and Tax Matters Agreement. Asbestos activity in each quarter primarily relates to Ashland's annual update.

Year-to-date - The activity for Composites/Marl facility, Water Technologies and Distribution during the current and prior year periods was related to post-closing adjustments. The Performance Adhesives segment sales and pre-tax operating income included in discontinued operations were $171 million and $34 million for the prior year period. A $732 million gain on disposal was recorded in the prior year period associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture. The Valvoline activity for the nine months ended June 30, 2023 primarily represents cash proceeds related to subsequent adjustments that were made in conjunction with post-closing disputes and Tax Matters Agreement. Asbestos activity in each period primarily relates to Ashland's annual update.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and nine months ended June 30, 2023 and 2022.

	Three months ended June 30			Nine months ended June 30
(In millions)	2023	2022	Change	2023	2022	Change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$(4)	$(86)	$82	$105	$(107)	$212
Unrealized gain (loss) on commodity hedges	1	(3)	4	(6)	(2)	(4)
	$(3)	$(89)	$86	$99	$(109)	$208

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $86 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended June 30, 2023 and 2022, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $4 million and $86 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended June 30, 2023 and 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $1 million and losses of $3 million for the three months ended June 30, 2023 and 2022, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year increased $208 million compared to the prior year period primarily as a result of the following:

•
For the nine months ended June 30, 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $105 million compared to a loss of $107 million for the nine months ended June 30, 2022. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the nine months ended June 30, 2023 and 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $6 million and $2 million for the nine months ended June 30, 2023 and 2022, respectively.

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

Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments Ashland makes to derive the non-GAAP measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its business units and provide continuity to investors for comparability purposes.

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

The free cash flow metrics enable Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow and ongoing free cash flow includes the impact of capital expenditures from continuing operations and other significant items impacting cash flow, providing a more complete picture of current and future cash generation. Free cash flow, ongoing free cash flow and ongoing free cash flow conversion are non-GAAP liquidity measures that Ashland believes provide useful information to management and investors about Ashland’s ability to convert Adjusted EBITDA to ongoing free cash flow. These liquidity measures are used regularly by Ashland’s stakeholders and industry peers to measure the efficiency at producing cash from regular business activities. Free cash flow, ongoing free cash flow and ongoing free cash flow conversion have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $130 million and $157 million for the three months ended June 30, 2023 and 2022, respectively, and $363 million and $1,185 million for the nine months ended June 30, 2023 and 2022, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2023	2022	2023	2022
Net income	$50	$36	$182	$870
Income tax expense	15	1	21	25
Net interest and other expense (income)	3	59	(21)	108
Depreciation and amortization	62	61	181	182
EBITDA	130	157	363	1,185
Loss (income) from discontinued operations (net of tax)	(8)	15	(6)	(749)
Key items included in EBITDA:
Restructuring, separation and other costs	4	1	5	3
Environmental reserve adjustments	19	36	31	46
Asset impairments	—	—	4	—
ICMS Brazil tax credit	(12)	—	(12)	—
Income on acquisitions and divestitures, net	—	(35)	—	(42)
Total key items included in EBITDA	11	2	28	7
Adjusted EBITDA	$133	$174	$385	$443

Total key items included in EBITDA	$11	$2	$28	$7
Unrealized (gain) loss on securities	(6)	48	(47)	72
Total key items, before tax	$5	$50	$(19)	$79

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

	Three months ended		Nine months ended
	June 30		June 30
	2023	2022	2023	2022
Diluted EPS from continuing operations (as reported)	$0.79	$0.93	$3.24	$2.12
Key items, before tax:
Restructuring, separation and other costs	0.09	0.02	0.09	0.06
Environmental reserve adjustments	0.36	0.65	0.58	0.81
Asset impairments	—	—	0.07	—
ICMS Brazil tax credit	(0.23)	—	(0.22)
Unrealized (gain) loss on securities	(0.12)	0.87	(0.87)	1.26
Income on acquisitions and divestitures, net	—	(0.63)	—	(0.73)
Key items, before tax	0.10	0.91	(0.35)	1.40
Tax effect of key items (a)	0.06	(0.29)	0.15	(0.39)
Key items, after tax	0.16	0.62	(0.20)	1.01
Tax specific key items:
Restructuring and separation activity	—	—	—	0.18
Valuation allowance	(0.02)	—	(0.02)	(0.07)
Uncertain tax positions	(0.06)	—	(0.42)	—
Tax specific key items (b)	(0.08)	—	(0.44)	0.11
Total key items	0.08	0.62	(0.64)	1.12
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.87	$1.55	$2.60	$3.24
Amortization expense adjustment (net of tax) (c)	$0.36	$0.34	$1.03	$1.00
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.23	$1.89	$3.63	$4.24

(a)
Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)
Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items. For additional explanation of these tax specific key items, see the income tax expense discussion within the Statements of Consolidated Comprehensive Income (Loss) caption review section above.
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for the three and nine months ended June 30, 2023 and 2022.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three and nine months ended June 30, 2023 and 2022.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2023	2022	2023	2022
SALES
Life Sciences	$219	$228	$666	$602
Personal Care	146	172	452	490
Specialty Additives	152	194	456	532
Intermediates	43	73	148	192
Intersegment sales (a)	(14)	(23)	(48)	(57)
	$546	$644	$1,674	$1,759
OPERATING INCOME (LOSS)
Life Sciences	$49	$51	$141	$115
Personal Care	14	25	38	67
Specialty Additives	5	35	22	79
Intermediates	13	30	50	72
Unallocated and other	(19)	(29)	(69)	(79)
	$62	$112	$182	$254
DEPRECIATION EXPENSE
Life Sciences	$11	$9	$31	$25
Personal Care	9	10	28	28
Specialty Additives	15	16	43	48
Intermediates	3	2	9	9
Unallocated and other	—	—	—	1
	$38	$37	$111	$111
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$20	$21
Personal Care	12	11	35	35
Specialty Additives	5	5	14	14
Intermediates	—	1	1	1
	$24	$24	$70	$71
EBITDA (b)
Life Sciences	$67	$67	$192	$161
Personal Care	35	46	101	130
Specialty Additives	25	56	79	141
Intermediates	16	33	60	82
Unallocated and other	(19)	(64)	(69)	(120)
	$124	$138	$363	$394

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment transfers are accounted for at cost.
(b)
Excludes income (loss) from discontinued operations, other net periodic benefit loss. See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

June 2023 quarter compared to June 2022 quarter

Life Sciences’ sales decreased $9 million to $219 million in the current quarter. Lower volume decreased sales by $32 million while favorable product pricing and foreign currency exchange increased sales by $22 million and $1 million, respectively.

Operating income decreased $2 million to income of $49 million for the current quarter. Lower volume and higher costs (including restructuring and environmental costs incurred during the current quarter) decreased operating income by $9 million and $16 million, respectively. These decreases were partially offset by favorable price/mix and foreign currency exchange which increased operating income by $22 million and $1 million, respectively. Current quarter EBITDA remained consistent at $67 million while Adjusted EBITDA increased $5 million to $72 million. Adjusted EBITDA margin increased 3.5 percentage points in the current quarter to 32.9%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Life Sciences’ sales increased $64 million to $666 million in the current period. Favorable pricing increased sales by $82 million while lower volume and unfavorable foreign currency exchange decreased sales by $5 million and $13 million, respectively. Life Sciences experienced strong global demand for pharmaceutical ingredients throughout the current period.

Operating income increased $26 million to income of $141 million for the current period. Favorable price/mix and higher volume increased operating income by $81 million and $5 million, respectively, while unfavorable foreign currency exchange and higher costs (including restructuring and environmental costs incurred during the current year) decreased operating income by $9 million and $51 million, respectively. Current period EBITDA increased $31 million to $192 million while Adjusted EBITDA increased $37 million to $198 million. Adjusted EBITDA margin increased 3.0 percentage points in the current period to 29.7%.

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

The following EBITDA presentation for the three and nine months ended June 30, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the three and nine months ended June 30, 2023 related to charges of $3 million and $4 million for restructuring programs, and $2 million each, for environmental reserve adjustments for the three and nine months ended June 30, 2023.

	Life Sciences
	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Operating income	$49	$51	$141	$115
Depreciation and amortization	18	16	51	46
EBITDA	$67	$67	192	161
Restructuring and other costs	3	—	4	—
Environmental reserve adjustments	2	—	2	—
Adjusted EBITDA	$72	$67	$198	$161

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

June 2023 quarter compared to June 2022 quarter

Personal Care's sales decreased $26 million to $146 million in the current quarter. Lower volume decreased sales by $40 million while favorable product pricing and foreign currency exchange increased sales by $13 million and $1 million, respectively.

Operating income decreased $11 million to income of $14 million for the current quarter. Lower volume and higher operating costs decreased operating income by $15 million and $10 million, respectively. These decreases were partially offset by favorable price/mix and foreign currency exchange which increased operating income by $13 million and $1 million, respectively. Current quarter EBITDA decreased $11 million to $35 million. EBITDA margin decreased 2.7 percentage points in the current quarter to 24.0%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Personal Care's sales decreased $38 million to $452 million in the current year period. Lower volume and unfavorable foreign currency exchange decreased sales by $72 million and $9 million, respectively, while favorable product pricing increased sales by $43 million.

Operating income decreased $29 million to income of $38 million for the current year period. Lower volume, higher operating costs and unfavorable foreign currency exchange decreased operating income by $27 million, $35 million and $3 million, respectively. These decreases were partially offset by favorable price/mix which increased operating income by $36 million. Current year EBITDA decreased $29 million to $101 million. EBITDA margin decreased 4.2 percentage points in the current period to 22.3%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and nine months ended June 30, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three and nine months ended June 30, 2023 or 2022.

	Personal Care
	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Operating income	$14	$25	$38	$67
Depreciation and amortization	21	21	63	63
EBITDA	$35	$46	101	130

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

June 2023 quarter compared to June 2022 quarter

Specialty Additives’ sales decreased $42 million to $152 million in the current quarter. Lower volume decreased sales by $47 million which was partially offset by favorable product pricing which increased sales by $5 million.

Operating income decreased $30 million to income of $5 million for the current quarter. Lower volume and higher operating costs (including increased environmental costs) decreased operating income by $15 million and $16 million, respectively. These decreases were partially offset by favorable pricing/mix which increased operating income by $1 million. Current quarter EBITDA decreased $31 million to $25 million while Adjusted EBITDA decreased $28 million to $29 million. Adjusted EBITDA margin decreased 10.3 percentage points in the current quarter to 19.1%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Specialty Additives’ sales decreased $76 million to $456 million in the current year period. Lower volume and unfavorable foreign currency exchange decreased sales by $108 million and $11 million, respectively. Those decreases were partially offset by favorable product pricing which increased sales by $43 million. Specialty Additives sales were negatively impacted by the COVID-19 impact related to the China re-opening (particularly in the first and second quarter of the current period) and the general economic slowdown in Europe in the current period.

Operating income decreased $57 million to income of $22 million for the current year period. Lower volume, higher operating costs (including increased environmental costs), asset impairments, and unfavorable foreign currency exchange decreased operating income by $31 million, $43 million, $4 million, and $1 million, respectively. Operating costs were negatively impacted by COVID-19 dynamics in China which resulted in additional extended unplanned plant shutdowns, that were in addition to planned plant maintenance shutdowns. These decreases were partially offset by favorable pricing/mix which increased operating income by $22 million. Current year EBITDA decreased $62 million to $79 million while Adjusted EBITDA decreased $55 million to $87 million. Adjusted EBITDA margin decreased 7.6 percentage points in the current period to 19.1%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and nine months ended June 30, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the nine months ended June 30, 2023 related to an impairment charge of $4 million associated with a manufacturing facility, and environmental reserve adjustments of $4 million, each for the three and nine months ended June 30, 2023 and $1 million, each for the three and nine months ended June 30, 2022.

	Specialty Additives
	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Operating income	$5	$35	$22	$79
Depreciation and amortization	20	21	57	62
EBITDA	25	56	79	141
Environmental reserve adjustments	4	1	4	1
Impairments	—	—	4	—
Adjusted EBITDA	$29	$57	$87	$142

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

June 2023 quarter compared to June 2022 quarter

Intermediates’ sales decreased $30 million to $43 million in the current quarter. Unfavorable product pricing and lower volume decreased sales by $17 million and $13 million, respectively.

Operating income decreased $17 million to $13 million for the current quarter. Unfavorable price/mix, lower volume and higher production costs decreased operating income by $7 million, $9 million, and $1 million, respectively. Current quarter EBITDA decreased $17 million to $16 million. EBITDA margin decreased 8.0 percentage points in the current quarter to 37.2%.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Intermediates’ sales decreased $44 million to $148 million in the current period. Unfavorable product pricing, lower volume and unfavorable foreign currency exchange decreased sales by $7 million, $36 million and $1 million, respectively.

Operating income decreased $22 million to $50 million for the current period. Unfavorable price/mix, lower volume, higher production costs and unfavorable foreign currency exchange decreased operating income by $2 million, $16 million, $3 million and $1 million, respectively. Current year EBITDA decreased $22 million to $60 million. EBITDA margin decreased 2.2 percentage points in the current period to 40.5%.

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and nine months ended June 30, 2023 or 2022.

	Intermediates
	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Operating income	$13	$30	$50	$72
Depreciation and amortization	3	3	10	10
EBITDA	$16	$33	$60	$82

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and nine months ended June 30, 2023 and 2022.

	Unallocated and Other
	Three months ended June 30		Nine months ended June 30
(In millions)	2023	2022	2023	2022
Restructuring activities	$(3)	$(2)	$(5)	$(11)
Environmental expenses	(12)	(34)	(24)	(45)
ICMS Brazil tax credit	12	—	12	—
Income on acquisitions and divestitures, net	—	35	—	42
Other expenses (primarily governance and legacy expenses)	(16)	(28)	(52)	(65)
Total expense	$(19)	$(29)	$(69)	$(79)

June 2023 quarter compared to June 2022 quarter

Unallocated and other recorded expense of $19 million and $29 million for the three months ended June 30, 2023 and 2022, respectively. The current and prior year quarter included expense of $3 million and $2 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively, which included stranded costs of $1 million for prior year quarter associated with the Performance Adhesives divestiture.

The current quarter and prior year quarter included $12 million and $34 million for environmental expenses, respectively. The prior year quarter also included income of $35 million from acquisitions and divestitures. See income on acquisitions and divestitures caption review above for additional details.

The current quarter also included income of $12 million ICMS tax credits in Brazil (see Note L for more information).

Other expenses between periods were driven by decreases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and incentive compensation.

Fiscal 2023 year-to-date compared to fiscal 2022 year-to-date

Unallocated and other recorded expense of $69 million and $79 million for the nine months ended June 30, 2023 and 2022, respectively. The current and prior year period included expense of $5 million and $11 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively, which included stranded costs of $8 million for the prior year associated with the Performance Adhesives divestiture.

The current period and prior year period included $24 million and $45 million for environmental expenses, respectively. The prior year period also included income of $42 million from acquisitions and divestitures. See income on acquisitions and divestitures caption review above for additional details.

The current period also included income of $12 million ICMS tax credits in Brazil (see Note L for more information).

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

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2023 and 2022.

	Nine months ended
	June 30
(In millions)	2023	2022
Cash provided (used) by:
Operating activities from continuing operations	$163	$14
Investing activities from continuing operations	(57)	(60)
Financing activities from continuing operations	(366)	(876)
Discontinued operations	(43)	1,348
Effect of currency exchange rate changes on cash and cash equivalents	6	(7)
Net increase (decrease) in cash and cash equivalents	$(297)	$419

Cash and cash equivalents decreased $297 million for the nine months ended June 30, 2023 compared to a $419 million increase for the nine months ended June 30, 2022.

The $297 million decrease for the nine months ended June 30, 2023 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $56 million, $101 million, and $300 million, respectively. Operating cash flows from continuing operations were inflows of $163 million.

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

	Nine months ended
	June 30
(In millions)	2023	2022
Total cash flows provided by operating activities from continuing operations	$163	$14
less:
Additions to property, plant and equipment	(101)	(67)
Free cash flows	62	(53)
Cash outflows from U.S. Accounts Receivable Sales Program (a)	14	42
Restructuring-related payments (b)	3	9
Environmental and related litigation payments (c)	34	36
Ongoing free cash flow	$113	$34

Net Income	182	870
Adjusted EBITDA (d)	386	443

Operating cash flow conversion (e)	90%	2%
Ongoing free cash flow conversion (f)	29%	8%

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

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,094 million and $1,215 million as of June 30, 2023 and September 30, 2022, respectively. The $121 million decrease in working capital was driven by a reduction in cash and cash equivalents, primarily associated with repurchases of common stock, offset by higher trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities). The $79 million increase in ongoing free cash flows between periods was primarily a result of reduced trade working capital additions compared to the prior year offset by $34 million in higher additions to property, plant and equipment. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 161% and 190% of current liabilities as as of June 30, 2023 and September 30, 2022, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of June 30, 2023 and September 30, 2022.

	June 30	September 30
(In millions)	2023	2022
Cash and investment securities
Cash and cash equivalents	$349	$646
Restricted investments (a)	392	374

Unused borrowing capacity and liquidity
Revolving credit facility	593	581
2018 accounts receivable securitization (foreign)	109	99
Accounts receivable sales program (U.S.)	—	—

(a)
Includes $265 million and $245 million related to the Asbestos trust and $127 million and $129 million related to the Environmental trust as of June 30, 2023 and September 30, 2022, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $593 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $7 million for letters of credit outstanding at June 30, 2023. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility and foreign accounts receivable securitization facility, was $1,051 million at June 30, 2023, compared to $1,326 million at September 30, 2022. Ashland had zero available liquidity under the U.S. Accounts Receivable Sales Program as of June 30, 2023. Ashland also maintained $392 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2023 and September 30, 2022.

	June 30	September 30
(In millions)	2023	2022
Short-term debt (includes current portion of long-term debt)	$—	$—
Long-term debt (less current portion and debt issuance cost discounts) (a)	1,328	1,270
Total debt	$1,328	$1,270

(a)
Includes $14 million of debt issuance cost discounts as of June 30, 2023 and September 30, 2022, respectively.

Debt as a percent of capital employed was 30% and 28% at June 30, 2023 and at September 30, 2022, respectively. At June 30, 2023, Ashland’s total debt had an outstanding principal balance of $1,376 million, discounts of $34 million, and debt issuance costs of $14 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 4 years and $4 million due in fiscal 2027.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of June 30, 2023, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the 2022 Credit Agreement) contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2023, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.8.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2023, Ashland’s calculation of the consolidated interest coverage ratio was 9.9.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated net leverage ratio and a 1.8x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Ashland cash projection

During the March 31, 2023 quarter, Ashland entered into a new, ten year raw materials contract with the option to terminate in year five. The purchase obligations under the contract are estimated to be roughly $12 million for fiscal 2023, and $209 million thereafter for a total of $221 million for the ten year period.

Total equity

Total equity decreased by $71 million since September 30, 2022 to $3,149 million at June 30, 2023. The decrease of $71 million was due to net income of $182 million, compensation expense and common shares issued of $7 million, and $105 million of deferred translation gains offset by stock repurchase activity of $303 million (includes $3 million in excise tax), dividends of $56 million, and losses on commodity hedges of $6 million.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination.

Stock repurchase program agreements

During May 2023, under the 2022 stock repurchase program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2023, when Ashland paid a total of $100 million and received a delivery of 1.1 million shares of common stock.

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

Stockholder dividends

On May 11, 2023, Ashland's Board declared a quarterly cash dividend of $0.385 per share on the company's common stock representing a 15 percent increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2023. Dividends of $0.335 per share were paid in the first and second quarters of fiscal 2023 and the third quarter of fiscal 2022 and $0.30 per share were paid in the first and second quarters of fiscal 2022.

Capital expenditures

Capital expenditures were $101 million for the nine months ended June 30, 2023 compared to $67 million for the nine months ended June 30, 2022.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2023.

OUTLOOK

Based on current forecasting, continued customer de-stocking and external uncertainties for the remainder of the fiscal year, Ashland would expect sales to be in the range of $2.2 billion and Adjusted EBITDA to be in the range of $500 million for fiscal year 2023.

Ashland is unable to reconcile forward-looking adjusted EBITDA to forward-looking net income, the most closely comparable GAAP financial measure, because the information needed to provide such reconciliation would require unreasonable efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2023 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting - During the three months ended June 30, 2023, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2023, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 57 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2023.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2023 was as follow:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions) (a) (b)
April 1, 2023 to April 30, 2023	465,735	$102.41	465,735	$300
May 1, 2023 to May 31, 2023	968,196	88.82	968,196	214
June 1, 2023 to June 30, 2023	160,746	87.12	160,746	1,000
Total	1,594,677		1,594,677	$1,000

(a)
During May 2022, Ashland’s Board of Directors approved a new evergreen $500 million stock repurchase program which replaced the previous stock repurchase program. Ashland’s stock repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 of the Exchange Act. As of June 30, 2023, $200 million remained available for repurchase under this authorization prior to the initiation of the 2023 stock repurchase program noted below in (b).
(b)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2023, none of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 plan or a non-Rule 10b5-1 trading arrangement.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2023 and June 30, 2022; (ii) Condensed Consolidated Balance Sheets at June 30, 2023 and September 30, 2022; (iii) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2023 and June 30, 2022; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
July 27, 2023	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)