Form 10-K
period 2023-09-30
ASHLAND INC.
filed 2023-11-17
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

At March 31, 2023, the aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $5.4 billion. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2023, there were 51,259,852 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement (Proxy Statement) for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

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

Life Sciences operates throughout the Americas, Europe and Asia Pacific. It has 19 manufacturing and lab facilities in nine countries which serve its various end markets. It has manufacturing facilities and labs in Wilmington, Delaware; Calvert City, Kentucky; Kearny, and Totowa, New Jersey; Columbus, Ohio; Fiskeville, Rhode Island; Texas City, Texas; and Ogden, Utah within the United States; Cabreuva and Sao Paolo, Brazil; Shanghai, China; Dusseldorf, Germany; Hyderabad, India; Mullingar, Ireland; Jaumave (2 manufacturing facilities) and Mexico City, Mexico; Bangkok, Thailand; and Istanbul, Turkey.

Life Science markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2023, the following Life Sciences product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Life Sciences sales	% of Ashland total consolidated sales
Cellulosics	34%	37%
Polyvinylpyrrolidones (PVP)	44%	25%

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

Personal Care operates throughout the Americas, Europe and Asia Pacific. It has 15 manufacturing and lab facilities in nine countries which serve its various end markets and participates in one joint venture. It has manufacturing facilities and labs in Freetown, Massachusetts; Chatham, New Jersey; Ossining, New York; Merry Hill, North Carolina; Summerville, South Carolina; Kenedy, Texas; and Menomonee Falls, Wisconsin within the United States; Sao Paulo, Brazil; Shanghai, China; Sophia Antipolis, France; Hamburg, Germany; Mumbai, India; Mexico City, Mexico; Zwijndrecht, Netherlands and Poole, United Kingdom.

Personal Care markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2023, the following Personal Care product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Personal Care	% of Ashland total consolidated sales
Cellulosics	19%	37%
Polyvinylpyrrolidones (PVP)	21%	25%

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

Specialty Additives operates throughout the Americas, Europe and Asia Pacific. It has 11 manufacturing and lab facilities in nine countries which serve its various end markets. Specialty Additives has manufacturing facilities and labs in Parlin, New Jersey; and Hopewell, Virginia within the United States and Doel-Beveren, Belgium; Nanjing and Shanghai, China; Alizay, France; Dusseldorf, Germany; Mumbai, India; Zwijndrecht, the Netherlands; Singapore, Singapore; and Newton Aycliffe, United Kingdom.

Specialty Additives markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2023, the following Specialty Additives products were 10% or greater of Ashland’s total consolidated sales:

Product	% of Specialty Additives sales	% of Ashland total consolidated sales
Cellulosics	66%	37%
Polyvinylpyrrolidones (PVP)	6%	25%

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

At September 30, 2023, Ashland’s reserves for environmental remediation and related environmental litigation amounted to $214 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $465 million. No individual remediation location is significant, as the largest reserve for any site is 21% of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $59 million in 2023 compared to $66 million in 2022 and $51 million in 2021.

Product Control, Registration and Inventory - Many of Ashland’s products and operations are subject to chemical control laws of the countries in which they are located. These laws include regulation of chemical substances and inventories under the Toxic Substances Control Act (TSCA) in the United States and the Registration, Evaluation and Authorization of Chemicals (REACH) regulation in Europe as well as new cosmetic ingredients filings in China under the Cosmetics Supervision and Administration Regulation (CSAR). Under TSCA, REACH, and CSAR additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced in or imported into the European Union. Examples of other product control regulations include right to know laws under the Global Harmonized System (GHS) for hazard communication, regulation of chemicals used in the manufacture of pharmaceuticals and personal care products and that contact food under the Food, Drug and Cosmetics Act in the United States, the Framework Regulation in Europe and other product control requirements for chemical weapons, drug precursors and import/export. The Green Deal in the EU, specifically Chemicals Strategy for Sustainability, will require additional information to be developed on hazard communication and risk assessment of both chemical substances and finished products. New laws and regulations may be enacted or adopted by various regulatory agencies globally. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

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

The United States Environmental Protection Agency (USEPA) has increased its frequency in reviewing the NAAQS. The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide. Throughout 2022 and 2023, state and local agencies continued to implement options for meeting the newest standards. Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations. Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector. Most options for sulfur dioxide focus on coal and diesel fuel combustion sources. It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products. Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

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

Climate Change and Related Regulatory Developments - Ashland has been collecting energy use data and calculating greenhouse gas (GHG) emissions for many years. Ashland evaluates the physical and transitional risks and opportunities from both climate change and the anticipated GHG regulations to facilities, products and other business interests, as well as the strategies commonly considered by the industrial sector to reduce the potential impact of these risks. These risks are generally grouped as impacts from legislative, regulatory and international developments, impacts from business and investment trends and impacts to Company assets from the physical effects of climate change. North American, European and other regional regulatory developments (most notably the pending SEC and approved Corporate Sustainability Reporting Directive (CSRD) climate disclosure regulations) are monitored continuously for material impacts to Ashland’s operations, and some facilities and subsidiaries are subject to promulgated rules. Proposed and pending climate legislation is monitored for impact and Ashland is taking steps to strengthen climate reporting to meet anticipated disclosure requirements. Other requirements requiring additional product level climate disclosures or supply chain transparency are also approved and in draft or finalized status and could impact the requirements for disclosure and restrictions on sourcing of raw materials. Regulations such as the PFAS restrictions and Microplastics ban in the EU have potential business interruption impacts where they limit the type and availability of raw materials that may be used.

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

Raw Materials and Energy

Ashland purchases its raw materials from multiple sources of supply in the United States and other countries. Raw material supplies were available in quantities sufficient to meet demand in fiscal 2023, which was a significant improvement over fiscal 2022 when raw and packaging materials were globally constrained. Similarly, energy costs, which are a significant component of production costs, stabilized in fiscal 2023 after significant volatility in 2022.

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

As part of ZIC, the Company strives every day to achieve zero incidents. Ashland continues to make good progress on its journey. For the year ended September 30, 2023, the Company had a Total Preventable Recordable Rate (TPRR) of 0.39 compared to 0.58 for the year ended September 30, 2022.

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

Human Capital Management - Ashland is committed to continuously evaluating and strengthening the growth-minded and innovative culture by attracting and developing exceptional global talent, supporting employees’ physical, emotional, and financial well-being, and recognizing and rewarding performance. To achieve the highest return, Ashland is building an inclusive and high-integrity organization where everyone belongs, feels inspired to excel, and does the right thing.

As of September 30, 2023, Ashland had approximately 3,800 employees who thrive on developing practical, innovative, and simple solutions to complex problems for customers in more than 100 countries. The employees’ global demographics consist of approximately 68% male employees and approximately 31% female employees, and in the U.S., approximately 26% of its employees self-identify as ethnically diverse.

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

Ashland reviews pay equity annually in conjunction with its annual performance review, merit, bonus and promotion processes. The Company annually completes an in-depth analysis of its pay equity globally using a number of factors to determine if a pay gap exists based on any protected factors (gender, age, race, veteran status). Overall findings continue to be encouraging, identifying only a few employees annually that had a disparity in pay requiring further analysis and corrective action. Ashland reviews each process annually to ensure that its policies, procedures, and training continue to provide pay equity within the Company.

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
Global EAP (employee assistance program)
o
Flu vaccination resources
•
Paid time off
•
Voluntary benefits
•
Life and accident coverage
•
Disability coverage
•
Retirement plans
•
Tuition reimbursement
•
Business travel accident

Inclusion and Diversity - In 2023, Ashland progressed its global inclusion and diversity strategy focused on belonging, accountability, community engagement, recruitment, and internal mobility. These priorities serve as the basis of the global and local objectives and initiatives that advance Ashland's collective progress towards equity. The company and its leadership team are committed to creating a collaborative environment that leverages the talents of a diverse global workforce to drive sustainable growth and innovation that creates value for its shareholders, customers, employees, and the communities in which it operates.

Ashland’s commitment to inclusion and diversity starts at the top with its Board and its executive leadership. The Company’s board of directors is comprised of individuals with diverse experience and credentials, selected for their business acumen and ability to challenge and add value to management. These directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the Company with unique insights and fresh perspectives. The demographics of the Company’s board of directors is 60% diverse, including females and ethnically diverse males.

The Company’s management is led by its President and Chief Executive Officer and the other members of the Executive Committee (“EC”). The demographics of the EC include 20% women and 50% males who identify as ethnically diverse individuals. The chart below shows the Company’s global gender diversity and US ethnic and gender diversity progress over the past three years and the Company’s future global gender diversity and US ethnic and gender diversity commitments.

Talent Management - Ashland is dedicated to creating a purpose-driven people ecosystem that enables personal and professional growth at every level while minimizing risk to the business. The Company deploys a disciplined annual talent review and succession process to identify and develop a leadership pipeline that accelerates business results, promotes internal mobility, and minimizes attrition. The talent management process includes a performance management process that seeks to provide employees with on-going feedback to enhance their performance in support of the Company’s business objectives. As part of Ashland's commitment to professional development, it offers associate’s and bachelor’s undergraduate, graduate, and PhD tuition assistance to eligible employees, along with ongoing technical and professional development.

In 2023, the Company elevated the skillset of its leaders to support the career development of their employees and provided continued learning on inclusion and allyship. Ashland conducted its second annual global Culture Survey, with 79% response rate, which provided valuable insight to prioritize investments in the tools, resources, and processes that will make a positive impact on employee’s well-being, engagement, and career growth. Ashland remains committed to continuously listening and evolving its people practices to align with and drive the Company’s purpose and business success.

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

Risks Related to the Company’s Business Operations, Financial Performance and Growth

Ashland has set aggressive growth goals for its businesses, including increasing sales, cash flow and margins, in order to achieve its long-term strategic objectives and improve shareholder value. Ashland’s successful execution of its growth strategies and business plans to facilitate that growth involves a number of risks.

Ashland’s failure to fully achieve one or more of its aggressive growth goals or meet its long-term objectives, could negatively impact Ashland’s potential value and its businesses. One of the most important risks is that Ashland might fail to adequately execute its business and growth plans, by optimizing the efficient use of its physical and intangible assets. Aspects of that risk include changes to global economic environment, changes to the competitive landscape, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes, failure to maintain a competitive cost structure and other risks outlined in greater detail in this Item 1A. In addition, Ashland, as part of its growth goals, continuously evaluates acquisition candidates. If Ashland is unable to successfully identify and integrate acquired businesses, Ashland could fail to achieve any expected increases in sales and operating results, which could have a material adverse effect on Ashland’s financial results. Ashland’s ability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful integration efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a material adverse effect on our financial condition and results of operations.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Ashland’s operations and financial performance. In addition, a catastrophic event at one of Ashland’s facilities or involving its products or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions, including those related to operating hazards inherent with the production of chemicals, natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breach, terrorist attacks, armed conflict, war, public health crisis (such as the COVID-19 pandemic), fires, floods or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and may adversely impact Ashland’s financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Ashland’s businesses, a catastrophic event at one of our facilities or involving our products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

Furthermore, because catastrophic events are inherently uncertain, Ashland's business continuity plans may not address every potential scenario and may not fully protect it from all such events. In addition, insurance maintained by Ashland to protect against property damage, loss of business and other related consequences resulting from catastrophic events is subject to various deductibles and coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Ashland’s damages or damages to others in the event of a catastrophe. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

Climate change and resource impacts including supply chain disruptions, operational impacts, and geopolitical events may impact Ashland's business operations.

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

Globally, the availability of fresh, potable water is a growing concern, where water withdrawal can exceed the rates of surface and groundwater replenishment in critical basins, rivers, or other bodies of water. This concern continues to increase for Ashland and for the global supply chain where fresh water is a key resource for manufacturing operations. Failure to respond to this risk could lead to business interruptions and impact the availability and pricing of product.

Ashland sources several key natural raw materials that contain processed timber, palm, soy, and other harvested or farmed raw materials. Deforestation is an increasing concern where the irresponsible harvest of these raw materials can lead to loss of critical forests and habitats. Ashland has engaged in several supply chain certifications in an effort to source sustainable raw materials; however, the availability of these raw materials may be limited in the future. Additional sourcing of these materials is under increasing scrutiny due to deforestation. Failure to source responsibly and respond to or mitigate the risk could lead to business impacts and increased cost.

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

Greater than half of Ashland’s net sales for fiscal 2023 were to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

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

Certain legal and political risks are also inherent in the operation of a company with Ashland’s global scope. Ashland’s ability to do business and execute its growth strategies could be adversely affected by legal and political changes or other changes to trade policy and trade relationships. Ashland could also be impacted negatively if the ongoing trade disputes between the United States and China, or those between the United States and the E.U. were to worsen. In addition, it may be more difficult for Ashland to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Ashland operates. In certain countries or regions, terrorist activities and the response to such activities may threaten Ashland’s operations more than those in the United States. In Europe, the effect of economic sanctions imposed on Russia and/or Russia’s reaction to the sanctions could adversely impact Ashland’s performance and results of operations. The risks associated with localized or regional armed conflict in many parts of the world remain high and could disrupt and/or adversely impact Ashland’s businesses. Social and cultural norms in certain countries may not support compliance with Ashland’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Ashland operates, particularly in Europe, the Middle East and emerging markets, are a risk to Ashland’s financial performance.

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

A global or regional economic downturn may reduce customer demand or inhibit Ashland’s ability to produce and sell products. Ashland’s business and operating results are sensitive to global and regional economic downturns, credit market tightness, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, inflation or changes in interest rates, sovereign debt defaults and other challenges, including those related to international sanctions and acts of aggression or threatened aggression that can affect the global economy. In the event of adverse developments or stagnation in the economy or financial markets, Ashland’s customers may experience deterioration of their businesses, reduced demand for their products, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers might delay or cancel plans to purchase products, which includes customer destocking of their own inventories, and may not be able to fulfill their obligations to Ashland in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to Ashland. A weakening or reversal of the current economic conditions in the global economy or a substantial part of it could negatively impact Ashland’s business, results of operations, financial condition and ability to grow.

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

Risks Related to Competition

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

Risks Related to Human Capital

Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Ashland’s success depends on its ability to attract and retain key personnel, and Ashland relies heavily on its management team. Therefore, Ashland’s future success depends, in part, on its ability to identify and develop talent to succeed its senior management and other key positions throughout the organization. If Ashland fails to identify and develop successors, the Company is at risk of being harmed by the departures of these key employees. The inability to recruit and retain key personnel or the unexpected loss, voluntarily or otherwise, of key personnel may adversely affect Ashland’s operations. Monitoring and preventing unwanted employee turnover in positions that require certain technical expertise or those that have been identified as successors to senior management will be critical to Ashland’s future success.

Risks Related to Intellectual Property and Cyber Threats

Ashland uses information technology (IT) systems to conduct business and these IT systems are at risk of potential disruption and cyber security threats.

Ashland’s businesses rely on IT systems to operate efficiently and in some cases, to operate at all. Ashland employs third parties to manage and maintain a significant portion of its IT systems, including, but not limited to data centers, IT infrastructure, network, client support and end user services, as well as the functions of backing up and securing those systems. A partial or complete failure of Ashland’s IT systems or those of our third parties managing, providing or servicing them for any amount of time more than several hours could result in significant business disruption causing harm to Ashland’s reputation, results of operations or financial condition. In addition, the nature of our businesses, the markets we serve, and the extensive geographic profile of our operations make Ashland a target of cyber security threats. Despite steps Ashland takes to mitigate or eliminate them, cyber security threats in general are increasing and becoming more advanced and could occur as a result of the activity of hackers, employee error or employee misconduct. A breach of our IT systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information. A breach could also expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a violation or breach, all of which could disrupt our business operations and could adversely affect Ashland’s relationships with business partners, harm our brands, reputation, and financial results.

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

Risks Related to Legal and Regulatory Compliance and Litigation

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

Environmental, health and safety regulations change over time, and such regulations and their enforcement have tended to become more stringent. Accordingly, changes in environmental, health and safety laws and regulations and the enforcement of such laws and regulations could interrupt Ashland’s operations, require modifications to its facilities or cause Ashland to incur significant liabilities, costs or losses that could adversely affect its profitability. Actual or alleged violations of environmental, health or safety laws and regulations could result in restrictions or prohibitions on plant operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs. In addition, under some environmental laws, Ashland may be strictly liable and/or jointly and severally liable for environmental damages and penalties.

Ashland is also subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. Ashland uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to numerous inherent uncertainties that affect Ashland’s ability to estimate its share of the applicable costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations, with varying costs of alternate cleanup methods. There may also be situations in which certain environmental liabilities are not known to Ashland or are not probable and estimable. As a result, Ashland’s actual costs for environmental remediation could adversely affect Ashland’s cash flow and, to the extent costs exceed established reserves for those liabilities, its results of operations.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Ashland reports in other jurisdictions, the Pillar Two initiative of the Organization for Economic Co-operation and Development which introduces a 15% global minimum tax applied on a country-by-country basis to Ashland in many jurisdictions starting October 1, 2024, tariffs or quotas levied on Ashland products, raw materials or key components by certain countries, regulations related to the protection of private information of Ashland’s employees and customers, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with the U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and the European Union’s Registration, Authorization and Restriction of Chemicals (REACH) regulation (and analogous non-EU initiatives), and potential operational impacts of General Data Protection Regulation (GDPR). Uncertainty associated with the passage of new laws, application of executive authority beyond the legislative process, as well as changes in and enforcement of existing laws, can limit Ashland’s ability to make and execute business plans effectively. In addition, compliance with laws and regulations is complicated by Ashland’s substantial and growing global footprint, which will require significant and additional resources to comprehend and ensure compliance with applicable laws in the more than one hundred countries where Ashland conducts business. Compliance with current and future regulations is further complicated by uncertainty around the reevaluation of international agreements by various countries, including the United States, and the resulting impact on regulatory regimes, customs regulations, tariffs, sanctions, and other transnational protocols.

Risks Related to Taxation

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

The final distribution of Valvoline shares could result in significant tax liability to Ashland and its stockholders.

Ashland believes that the final distribution of Valvoline shares should be a nontaxable transaction for U.S. federal income tax purposes. Ashland has obtained a written opinion of counsel to the effect that the final distribution should qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). The opinion is based on certain assumptions and representations as to factual matters from Ashland and Valvoline, as well as certain covenants by those parties. The opinion cannot be relied upon if any of the assumptions, representations or covenants is incorrect, incomplete or inaccurate or is violated in any material respect, or if there are changes in law with retroactive effect. The opinion is not binding on the IRS or the courts, and it is possible that the IRS or a state or local taxing authority could take the position the final distribution resulted in the recognition of significant taxable gain by Ashland, in which case Ashland may be subject to material tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

Ashland’s corporate headquarters is located in Wilmington, Delaware. Principal offices of other major operations are located in Wilmington, Delaware (Life Sciences, Specialty Additives, Intermediates and Corporate); Bridgewater, New Jersey (Personal Care and Corporate); and Dublin, Ohio (Corporate) within the United States and Hyderabad, India; Warsaw, Poland; and Schaffhausen, Switzerland (each of which are shared service centers of Ashland’s and house Corporate and direct business segment personnel). All of these locations are leased, except for the Wilmington, Delaware site which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the applicable business units under “Item 1” in this Annual Report on Form 10-K. All of Ashland’s physical properties are owned or leased. Ashland believes its physical properties are suitable and adequate for the Company’s business. Additional information concerning leases may be found in Note J of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see “Management’s Discussion and Analysis - Critical Accounting Policies - Asbestos Litigation” and Note M of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of September 30, 2023, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 57 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

(b) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and International Specialty Products (ISP), through a now-closed facility, have been identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOOC) with the USEPA. The parties are required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study (FFS) as an interim measure. In accordance with the 2007 AOOC, in June 2012 the CPG voluntarily entered into another AOOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOOC and the 2012 removal action are based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS. The CPG submitted the Draft RI/FS Report on April 30, 2015. The USEPA has released the FFS Record of Decision for the lower 8 miles and reached an agreement with another chemical company to conduct and pay for the remedial design. This chemical company has sued Ashland, ISP and numerous other defendants to recover past and future costs pursuant to the CERCLA. Ashland’s motion to dismiss was partially granted, and the surviving claims are in the early stages of discovery. Ashland and ISP participated in an USEPA allocation process that resulted in a partial settlement with the EPA. Possible future allocation proceedings are not expected to have a significant impact to Ashland.

For additional information regarding environmental matters and reserves, see Note M of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, employment matters and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of September 30, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses would not be material as of September 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ashland’s Common Stock is listed on the NYSE (ticker symbol “ASH”) and has trading privileges on Nasdaq.

Holders

At October 31, 2023, there were approximately 8,565 holders of record of Ashland’s Common Stock.

Dividends

While we currently expect that quarterly cash dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations and liquidity position.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2018	2019	2020	2021	2022	2023
Ashland	100	93	87	111	120	105
S&P MidCap 400†	100	98	96	138	117	135
Peer Group - Materials	100	101	111	142	126	150

The peer group consists of the following industry indices:

•
Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2023, this peer group consisted of 57 companies.

Repurchases of Company Common Stock

Share repurchase activity during the three months ended September 30, 2023 was as follows:

Q4 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2023 to July 31, 2023	—	$—	—	$1,000
August 1, 2023 to August 31, 2023	—	—	—	1,000
September 1, 2023 to September 30, 2023	—	—	—	1,000
Total	—		—	1,000

(a)
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages M-1 through M-42.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2023, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Internal Control over Financial Reporting - See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Reports of the Independent Registered Public Accounting Firm on pages F-3 and F-4.

Changes in Internal Control over Financial Reporting – There have been no changes in Ashland’s internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal One - Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance - Governance Principles,” “Corporate Governance - Stockholder Nominations of Directors,” “Corporate Governance – Insider Trading Policy,” and “Corporate Governance - Committees and Meetings of the Board of Directors” in the Proxy Statement for Ashland’s 2024 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2023, the end of Ashland’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections captioned “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement for Ashland’s 2024 Annual Meeting of Stockholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11. Ashland plans to file such Proxy Statement within 120 days after September 30, 2023, the end of Ashland’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections captioned “Ashland Common Stock Ownership of Certain Beneficial Owners,” and “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” in the Proxy Statement for Ashland’s 2024 Annual Meeting of Shareholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2023, the end of Ashland’s fiscal year.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2023.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	596,158	(1)	$65.22	(2)	10,124,365	(3)
Equity compensation plans not approved by security holders	50,407	(4)	—		1,276,934	(5)
Total	646,565		$65.22	(2)	11,401,299

(1)
This figure includes 31,694 net shares that could be issued under stock-settled SARs under the Amended and Restated 2011 Ashland Inc. Incentive Plan (“2011 Incentive Plan”), 165,813 net shares that could be issued under stock-settled SARs, 9,263 net shares that could be issued under stock-settled SARs, 46,161 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (the “2018 Omnibus Plan”), 162,660 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Omnibus Plan”), based upon the closing price of Ashland Common Stock on the NYSE as of September 30, 2023 of $81.68. Additionally, this figure includes 37,924 performance units for the fiscal 2021-2023 performance period payable in Ashland Common Stock under the 2018 Omnibus Plan, 89,663 performance units for the fiscal 2022-2024 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan and 38,166 performance units for the fiscal 2023-2025 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan, estimated assuming target performance is achieved. Also included in the figure are 14,814 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees payable in Ashland Common Stock upon termination of employment or service with Ashland.
(2)
The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock, and performance share units and restricted stock units which may be distributed under the 2011 Incentive Plan, the 2015 Incentive Plan and the 2018 Omnibus Plan, as described in footnotes (1) and (4) in this table.
(3)
This figure includes 6,332,994 available for issuance under the Ashland Global Holdings Inc. 2021 Omnibus Plan, 105,610 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees (closed) and 352,931 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors (closed). Under the 2018 Incentive Plan, full-value awards, which include all awards other than stock options and SARs, reduce the share reserve on a 2-to-1 basis. The remaining balance of shares available for grant under the 2018 Omnibus Plan are now available for grant under the 2021 Omnibus Plan and are included in the numbers of shares available for issuance under the 2021 Omnibus Plan. This figure also includes 81,233 shares available for issuance under the 2006 Incentive Plan, 2,572,476 shares available for issuance under the 2011 Incentive Plan and 679,121 shares available for issuance under the 2015 Incentive Plan; however, these plans are closed for new issuances and the only shares remaining to be issued are shares paid in lieu of dividends and for the 2015 Incentive Plan, shares to be issued for unvested performance units and restricted stock units.
(4)
This figure includes 36,060 shares to be issued under the Deferred Compensation Plan for Employees (2005), which is described in the “Non-Qualified Deferred Compensation-Ashland Employees’ Deferral Plan” section of Ashland’s proxy statement, and 14,347 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), which is described in the “Compensation of Directors” section of Ashland’s proxy statement, payable in Ashland Common Stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.
(5)
This figure includes 615,031 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 661,903 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections captioned “Corporate Governance - Director Independence and Certain Relationships,” “Corporate Governance - Related Person Transaction Policy,” and “Audit Committee Report” in in the Proxy Statement for Ashland’s 2024 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2023, the end of Ashland’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections captioned “Audit Committee Report” and “Proposal Two - Ratification of Independent Registered Public Accountants” in the Proxy Statement for Ashland’s 2024 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2023, the end of Ashland’s fiscal year.

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

First Supplemental Indenture as of August 1, 2022, to the Trust Indenture in respect of the 2031 Notes dated as of August 18, 2021, by and among Ashland Global Holdings Inc. (now Ashland Inc.), U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.12 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated herein by reference).

4.13	–

Third Supplemental Indenture dated October 19, 2016, among Ashland LLC, Ashland Global Holdings Inc. and US Bank National Association, to the Indenture dated as of February 26, 2013 between Ashland LLC and US Bank National Association (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on October 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

4.14	–

Fourth Supplemental Indenture dated August 1, 2022, to the Trust Indenture dated as of February 26, 2013, between Ashland Global Holdings Inc. (now Ashland Inc.) and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.14 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated herein by reference).

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

10.37	–	Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.4 to Ashland’s Form 10-Q filed on January 29, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

10.38	–	Amendment to Ashland’s Severance Pay Plan dated January 29, 2020 (filed as Exhibit 10.1 to Ashland’s Form 10-Q filed on May 6, 2020 (SEC File No: 333-211719) and incorporated herein by reference).

10.39	–

Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.40	–	Form of Stock-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.41	–	Form of Restricted Share Award Agreement (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.42	–	Form of Stock Appreciation Rights Award Agreement (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.43	–	Form of Performance Unit Award Agreement (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.44	–	Form of Cash-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.45	–

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

10.50	–

Form of Restricted Stock Unit Agreement for (Germany) under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.51	–

Form of Chief Executive Officer Change in Control Agreement (filed as Exhibit 10.69 to Ashland's Form 10-K for the fiscal year ended September 30, 2021, filed on November 22, 2021 (SEC File No. 333-211719), and incorporated by reference herein.

10.52	–

Ashland Inc. Senior Leadership Severance Plan (effective as of September 19, 2022) filed as Exhibit 10.60 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.53	–

Form of Stock-Settled Performance Unit Agreement for US Employees, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.61 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.54	–

Form of Cash-Settled Performance Unit (PSU) Award Agreement for Non-US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.62 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.55	–

Form of Restricted Stock Unit (RSU) Award Agreement for US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.63 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.56	–

Form of Cash-Settled Restricted Equivalent (RSE) Award Agreement for Non-US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.64 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.57

Amendment No. 1 effective as of November 17, 2022, to the Ashland Global Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of May 2019) filed as Exhibit 10.65 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.58

Ashland Inc. Independent Director Deferred Compensation Program effective as of November 17, 2022 filed as Exhibit 10.66 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.59

Form of Restricted Stock Unit Agreement (Independent Directors), effective as of November 17, 2022 filed as Exhibit 10.67 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.60	–

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

10.61	–

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

10.62	–

Second Amended and Restated Purchase and Sale Agreement, dated March 17, 2021, by and among Ashland LLC and Ashland Specialty Ingredients G.P., as originators, Ashland LLC, as initial servicer, and CVG Capital III LLC, as purchaser (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 18, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.63	–

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

10.64	–

First Amendment as of February 22, 2022, to the Receivables Purchase Agreement dated March 17, 2021, by and among CVG Capital III LLC, PNC Bank, National Association, as administrative agent, Ashland LLC, as initial servicer, and certain other persons identified as Purchasers, LC, LC Participants and Group Agents and other persons from time to time identified as parties thereto (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference).

10.65	–

Assignment Agreement dated February 22, 2022, between CVG Capital III LLC and Ashland LLC (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference).

10.66	–

First Amendment as of August 1, 2022, to the Second Amended and Restated Purchase and Sale Agreement, dated March 17, 2021, by and among Ashland Inc. as an originator and servicer, and Ashland Specialty Ingredients G.P., as originator, and CVG Capital III LLC, as purchaser filed as Exhibit 10.74 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.67	–

Second Amendment as of August 1, 2022, to the Receivables Purchase Agreement dated March 17, 2021, by and among CVG Capital III LLC, PNC Bank, National Association, as administrative agent, Ashland Inc. in its individual capacity and as initial servicer, and certain other persons identified as Purchasers, LC, LC Participants and Group Agents and other persons from time to time identified as parties thereto filed as Exhibit 10.75 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.68	–

Assumption Agreement dated September 20, 2016, by and between Ashland Global Holdings Inc. and Ashland Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.69	–

Separation Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.70	–

Tax Matters Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.71	–

Employee Matters Agreement dated as of September 22, 2016, between and among Ashland Global Holdings Inc. and Valvoline Inc. (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on September 28, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.72	–

Master Confirmation - Uncollared Accelerated Share Repurchase, dated September 2, 2021, between Ashland Global Holdings Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 7, 2021 (SEC File No. 333-211719), and incorporated herein by reference).

10.73

Amendment dated November 22, 2021 to the Master Confirmation (as supplemented by the Supplemental Confirmation) – Uncollared Accelerated Share Repurchase September 2, 2021, between Ashland Global Holdings Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to Ashland’s Form 10-Q filed on February 3, 2022 (SEC File No. 333-211719), and incorporated herein by reference).

21**	–	List of Subsidiaries.

23.1**	–	Consent of Ernst & Young LLP.

23.2**	–	Consent of Gnarus Advisors LLC.

24**	–	Power of Attorney.

31.1**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	–	Ashland, Inc. Dodd-Frank Compensation Recoupment Policy.

101.INS*		Inline XBRL Instance Document.

101.SCH*		Inline XBRL Taxonomy Extension Schema Document.

101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for years ended September 30, 2023, 2022 and 2021; (ii) Consolidated Balance Sheets at September 30, 2023 and 2022; (iii) Statements of Consolidated Equity at September 30, 2023, 2022 and 2021; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

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
By:
/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer
Date: November 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 17, 2023.

Signatures	Capacity
/s/ Guillermo Novo	Chair of the Board, Chief Executive Officer and Director
Guillermo Novo	(Principal Executive Officer)
/s/ J. Kevin Willis	Senior Vice President and Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)
/s/ Eric N. Boni	Vice President, Finance and Principal Accounting Officer
Eric N. Boni	(Principal Accounting Officer)

*	Director
Steven D. Bishop
*	Director
Sanat Chattopadhyay
*	Director
Brendan M. Cummins
*	Director
Suzan F. Harrison
*	Director
Jay V. Ihlenfeld
*	Director
Wetteny Joseph
*	Director
Susan L. Main
*	Director
Sergio Pedreiro
*	Director
Jerome A. Peribere
*	Director
Janice J. Teal

*By:	/s/ Robin E. Lampkin
Robin E. Lampkin
Attorney-in-Fact

Date:	November 17, 2023

This page intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2023, 2022 and 2021.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for environmental, social and governance (ESG). The company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 3,800 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 69% in 2023, and 68% in 2022 and 2021. respectively. Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2023	2022	2021
North America (a)	31%	32%	32%
Europe (a)	36%	35%	36%
Asia Pacific	23%	24%	23%
Latin America & other	10%	9%	9%
	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the year ended September 30 were as follows:

Sales by Reportable Segment	2023	2022	2021
Life Sciences	40%	34%	35%
Personal Care	27%	28%	28%
Specialty Additives	28%	30%	31%
Intermediates	5%	8%	6%
	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty relating to the Ukraine/Russia conflict and Israel/Hamas conflict

Business disruptions, including those related to the ongoing conflicts between Ukraine/Russia or Israel/Hamas continue to impact businesses around the globe. While it is impossible to predict the effects of the conflicts such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

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

Ashland does not have manufacturing operations in Israel. Sales to Israel represent approximately 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Uncertainty relating to the COVID-19 pandemic

Through fiscal 2023, Ashland did not experience any material adverse events related to the COVID-19 pandemic and has continued to maintain supply chains. The COVID-19 impact related to the China re-opening did negatively impact demand during the first half of fiscal 2023 for both the Specialty Additives and Personal Care business segments. Additionally, Specialty Additives was also impacted by extended unplanned plant shutdowns at its Nanjing, China, facility as a result of these same dynamics during the first half of fiscal 2023. Ashland’s overall liquidity remains strong and Ashland is more than able to meet its operating cash needs and other investing and financing cash requirements at this time, including those necessary to grow the business as economic conditions improve.

Other significant items

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination. As of September 30, 2023, $1 billion remained available for repurchase under the 2023 stock repurchase program.

2022 Stock repurchase program

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

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for 2023, 2022 and 2021 included the following:

				2023	2022
(In millions except per share data)	2023	2022	2021	change	change
Net income (a)	$178	$927	$220	$(749)	$707
Diluted earnings per share net income	3.31	16.41	3.59	(13.10)	12.82
Income from continuing operations	168	181	173	(13)	8
Diluted earnings per share income from continuing operations	3.13	3.20	2.82	(0.07)	0.38
Operating income	172	333	192	(161)	141
EBITDA (b)	419	1,342	482	(923)	860
Adjusted EBITDA (b)	459	590	495	(131)	95
Adjusted diluted EPS from continuing operations excluding intangibles amortization expense (b)	4.07	5.70	3.75	(1.63)	1.95

(a)
Fiscal 2022 includes a $726 million gain associated with the sale of the Performance Adhesives business.
(b)
These are non-GAAP measures. See "Use of non-GAAP measures" section below for reconciliations to U.S. GAAP.

Ashland’s net income of $178 million ($3.31 diluted earnings per share) in 2023, $927 million ($16.41 diluted earnings per share) in 2022 and $220 million ($3.59 diluted earnings per share) in 2021 included income from discontinued operations of $10 million, ($0.18 diluted earnings per share) in 2023, $746 million ($13.21 diluted earnings per share) in 2022, and $47 million ($0.77 diluted earnings per share) in 2021. Fiscal 2022 included a $726 million gain recorded in discontinued operations associated with the sale of the Performance Adhesives business in February of 2022 and was the largest impact on net income between periods.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income for 2023, 2022 and 2021 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of non-GAAP measures” section of this Annual Report on Form 10-K. These pre-tax key items totaled expense of $21 million in 2023, expense of $96 million in 2022 and expense of $56 million in 2021 impacting continuing operations. Continuing operations was also impacted by favorable discrete tax items totaling $44 million in 2023, $9 million in 2022 and $60 million in 2021 for various tax specific key items for uncertain tax positions, valuation allowances, restructuring and separation activity and tax reform related activity. The pre-tax key items impacting operating income totaled expense of $52 million in 2023, expense of $16 million in 2022 and $59 million in 2021. Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating income was primarily driven by lower sales volumes from customer de-stocking, partially offset by improved pricing associated with cost inflation pricing actions and favorable selling, general and administrative expense primarily driven by lower incentive compensation. The increase in continuing operations, diluted earnings per share from continuing operations and operating income from fiscal 2021 to 2022 was primarily driven by higher product pricing and favorable mix, partially offset by higher costs from inflation and higher selling general and administrative expense primarily driven by higher incentive compensation. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock in the amount of $300 million in 2023, $200 million in 2022 and $450 million in 2021. These common stock repurchases reduced the number of weighted average shares from 61 million diluted shares in 2021 to 56 million diluted shares in 2022 and 54 million diluted shares in 2023.

Ashland’s Adjusted EBITDA was $459 million for 2023 compared to $590 million in 2022 (see U.S. GAAP reconciliation under “Use of non-GAAP measures” below). The $131 million decrease in Adjusted EBITDA from fiscal 2022 to 2023 was primarily driven by lower sales volumes from customer de-stocking, partially offset by improved pricing associated with cost inflation pricing actions and favorable selling, general and administrative expense primarily driven by lower incentive compensation. The $95 million increase in Adjusted EBITDA from fiscal 2021 to 2022 was primarily driven by higher product pricing and favorable mix, partially offset by higher costs from inflation and higher selling general and administrative expense primarily driven by higher incentive compensation. Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the years ended September 30, 2023, 2022 and 2021.

				2023	2022
(In millions)	2023	2022	2021	change	change
Sales	$2,191	$2,391	$2,111	$(200)	$280

The following table provides a reconciliation of the change in sales between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Volume	$(354)	$15
Currency exchange	(21)	(77)
Acquisition (Divestiture)	(3)	53
Price/mix	178	289
Change in sales	$(200)	$280

Sales for 2023 decreased $200 million, or 8%, compared to 2022. Lower sales volume of $354 million, primarily from customer de-stocking and the COVID-19 impact related to the China re-opening in the first half of fiscal 2023, and unfavorable foreign currency exchange of $21 million, were the main drivers of the decline. These declines were partially offset by favorable mix and favorable product pricing associated with cost inflation pricing actions, which increased sales by $178 million.

Sales for 2022 increased $280 million, or 13%, compared to 2021. Favorable volume, including the acquisition of Schülke within the Personal Care reportable segment, and product pricing/mix associated with cost inflation pricing actions increased sales by $68 million and $289 million, respectively, partially offset by unfavorable foreign currency exchange of $77 million.

				2023	2022
(In millions)	2023	2022	2021	change	change
Cost of sales	$1,523	$1,561	$1,441	$(38)	$120
Gross profit as a percent of sales	30.5%	34.7%	31.7%

Fluctuations in cost of sales are driven primarily by the effects of challenges in shipping and logistics in the current year, the impact of the COVID-19 pandemic, raw material prices and energy, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Volume	$(241)	$8
Currency exchange	(9)	(39)
Acquisition (Divestiture)	(1)	31
Operating costs (plant)	183	29
Price/mix	30	91
Change in cost of sales	$(38)	$120

Cost of sales for 2023 decreased $38 million compared to 2022. Lower volume primarily from customer de-stocking, including the divestiture in Specialty Additives, and unfavorable foreign currency exchange decreased cost of sales by $242 million and $9 million, respectively. This decrease was partially offset by higher operating costs, which includes costs associated with inventory control actions and inflation associated with plant manufacturing and shipping costs (as well as planned and unplanned plant shutdowns and maintenance), and higher price/mix associated with other cost inflation increased cost of sales by $183 million and $30 million, respectively. Gross profit as a percentage of sales decreased 4.2 percentage points primarily as a result of lower sales volume and higher operating costs.

Cost of sales for 2022 increased $120 million compared to 2021. Price/mix, which includes cost inflation associated with plant manufacturing and shipping costs, and higher volume, including the Schülke acquisition, and higher operating costs increased cost of sales by $91 million, $39 million, and $29 million, respectively. These increases were partially offset by foreign currency exchange, which decreased cost of sales by $39 million. Disciplined pricing and mix actions by Ashland's commercial teams improved operating margins as gross profit as a percentage of sales expanded 3.0 percentage points during 2022.

				2023	2022
(In millions)	2023	2022	2021	change	change
Selling, general and administrative expense	$365	$393	$358	$(28)	$35
As a percent of sales	16.7%	16.4%	17.0%

Selling, general and administrative expense for 2023 decreased $28 million compared to 2022, while expenses as a percent of sales increased 0.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2022 were:

•
Expense of $9 million and $5 million comprised of key items for severance, lease abandonment and other restructuring costs during 2023 and 2022, respectively;
•
$54 million and $53 million in net environmental-related expenses during 2023 and 2022, respectively (see Note M for more information);
•
$4 million impairment charge in 2023 associated with the sale of a Specialty Additives manufacturing facility;
•
$12 million gain associated with ICMS Brazil tax credit; and
•
Decreases associated with the following:
o
Lower incentive pay of $33 million;
o
Unfavorable foreign currency exchange of $6 million; and
o
Higher salary, benefits and travel expenses of $5 million.

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
•
$53 million and $45 million in net environmental-related expenses during 2022 and 2021, respectively (see Note M for more information);
•
$10 million related to a capital project impairment during 2021; and
•
Increases associated with the following:
o
Higher incentive pay of $14 million;
o
Lower transition services income from INEOS of $10 million;
o
Higher deferred and stock compensation expense of $8 million;
o
Higher expense of $6 million related to the acquisition of the personal care business of Schülke; and
o
Higher salary, benefits and travel expenses of $2 million.

				2023	2022
(In millions)	2023	2022	2021	change	change
Research and development expense	$51	$55	$50	$(4)	$5

Research and development expense decreased $4 million in 2023 compared to 2022 primarily due to lower incentive accruals. In 2022, the $5 million increase compared to 2021 was primarily due to increased incentive accruals and the Schülke acquisition.

				2023	2022
(In millions)	2023	2022	2021	change	change
Intangibles amortization expense	$93	$94	$90	$(1)	$4

Amortization expense is primarily consistent in 2023 compared to 2022, while amortization expense increased by $4 million in 2022 compared to 2021 primarily due to the amortization of intangible assets associated with the Schülke acquisition.

				2023	2022
(In millions)	2023	2022	2021	change	change
Equity and other income	$7	$3	$9	$4	$(6)

Equity and other income's increase in 2023 compared to 2022 was primarily related to China financial cash subsidies, while 2021 was primarily related to a gain on sale of corporate assets of roughly $4 million.

				2023	2022
(In millions)	2023	2022	2021	change	change
Income on acquisitions and divestitures, net	$6	$42	$11	$(36)	$31

Income on acquisitions and divestitures, net during 2023 primarily relates to a $7 million gain on the sale of excess corporate real estate.

Income on acquisitions and divestitures, net during 2022 primarily relates to a $42 million gain on the sale of excess corporate real estate.

Income on acquisitions and divestitures, net during 2021 primarily relates to a $14 million gain related to the sale of a Specialty Additives facility. This was partially offset by a $3 million expense in transaction net costs associated with the Personal Care acquisition of Schülke, including a gain of $1 million associated with foreign currency derivatives entered into to mitigate the foreign exchange exposure of the purchase price.

				2023	2022
(In millions)	2023	2022	2021	change	change
Net interest and other expense
Interest expense	$54	$62	$69	$(8)	$(7)
Interest income	(12)	(4)	(1)	(8)	(3)
Loss on the accounts receivable sale program	3	1	1	2	—
Loss on early retirement of debt	—	—	16	—	(16)
Loss (income) from restricted investments	(42)	86	(33)	(128)	119
Other financing costs	3	4	4	(1)	—
	$6	$149	$56	$(143)	$93

Net interest and other expense decreased by $143 million in 2023 compared to 2022. Interest expense decreased $8 million primarily due to lower debt levels during 2023 compared to 2022. Interest income increased $8 million due to higher investment yields and higher cash balances. Restricted investments gains of $42 million and losses of $86 million included mark-to-market gains of $29 million compared to losses of $102 million for 2023 and 2022, respectively. See Note E for more information on the restricted investments.

Net interest and other expense increased by $93 million in 2022 compared to 2021. Interest expense decreased by $7 million primarily due to lower debt levels during 2022 compared to 2021. Restricted investments loss of $86 million and income of $33 million included mark-to-market losses of $102 million compared to gains of $21 million for 2022 and 2021, respectively. See Note E for more information on the restricted investments.

				2023	2022
(In millions)	2023	2022	2021	change	change
Other net periodic benefit loss (income)	$6	$(22)	$1	$28	$(23)

Other net periodic benefit expense during 2023 primarily included interest cost of $15 million offset by expected return on plan assets of $7 million and a $2 million gain on pension and other postretirement plan remeasurements.

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

				2023	2022
(In millions)	2023	2022	2021	change	change
Income tax expense (benefit)	$(8)	$25	$(38)	$(33)	$63
Effective tax rate	(5)%	12%	(28)%
The 2023 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $49 million primarily related to uncertain tax positions.

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

The effective tax rates during 2023, 2022 and 2021 were significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities;
•
Valuation allowances – Includes the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – Includes the impact from company-wide cost reduction programs, and the impact of the sale of a Specialty Additives facility; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding the impact of these key items:

(In millions)	2023	2022	2021
Income from continuing operations
before income taxes	$160	$206	$135
Key items (pre-tax) (a)	21	96	56
Adjusted income from continuing operations
before income taxes	$181	$302	$191

Income tax expense (benefit)	(8)	25	(38)
Income tax rate adjustments:
Tax effect of key items (b)	1	21	11
Tax specific key items: (c)
Uncertain tax positions	32	8	53
Valuation allowance	6	4	—
Restructuring and separation activity	—	(3)	13
Other and tax reform related activity	6	—	(6)
Total income tax rate adjustments	45	30	71
Adjusted income tax expense (benefit)	$37	$55	$33
Effective tax rate	(5)%	12%	(28)%
Effective tax rate, excluding key items (Non-GAAP) (d)	21%	18%	17%

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

The following table provides a reconciliation of tax specific key items within the statutory federal income tax with the provision for income taxes summary disclosed in Note K of the Notes to Consolidated Financial Statements.

(In millions)	2023	2022	2021
Tax effect of key items computed at applicable statutory rate (a)	$1	$21	$11
Uncertain tax positions	32	8	53
Valuation allowance changes	6	4	(8)
Other and tax reform related activity	6	(3)	15
	$45	$30	$71

(a)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.

				2023	2022
(In millions)	2023	2022	2021	change	change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$5	$41	$64	$(36)	$(23)
Composites and Marl Facility	(1)	2	—	(3)	2
Asbestos-related litigation	(5)	(14)	(9)	9	(5)
Water Technologies	—	4	(3)	(4)	7
Distribution	(4)	(7)	(5)	3	(2)
Valvoline	15	(6)	3	21	(9)
Gain (loss) on disposal of discontinued operations
Performance Adhesives	—	726	—	(726)	726
Composites/Marl facility	—	—	(4)	—	4
Water Technologies	—	—	1	—	(1)
	$10	$746	$47	$(736)	$699

As a result of the divestiture of the Performance Adhesives segment the related operating results have been reflected as discontinued operations (net of tax) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this transaction. In 2023, the Performance Adhesives activity represents subsequent adjustments that were made in conjunction with the post-closing disputes. In 2022, the sales and pre-tax income included in discontinued operations were $171 million and $33 million, respectively, for the Performance Adhesives segment. In 2021, the sales and pre-tax income included in discontinued operations were $372 million and $83 million, respectively, for the Performance Adhesives segment. In 2022, a $726 million gain on disposal was recorded associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Asbestos-related activity during 2023, 2022 and 2021 included after-tax net adjustments to the asbestos reserves and receivables of $5 million of expense, $14 million of expense and $9 million of expense, respectively, including the adjustments for the annual update for each of these years.

The Valvoline activity within 2023, 2022 and 2021 primarily represents subsequent adjustments that were made in conjunction with post-closing disputes and the Tax Matters Agreement.

The activity for Water Technologies and Distribution were primarily related to post-closing adjustments associated with environmental remediation reserves associated with these businesses.

See Note B for more information related to discontinued operations.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the last three fiscal years ended September 30.

				2023	2022
(In millions)	2023	2022	2021	change	change
Other comprehensive income (loss) (net of taxes)
Unrealized translation gain (loss)	$72	$(197)	$7	$269	$(204)
Unrealized gain (loss) on commodity hedges	(6)	(1)	4	(5)	(5)
Pension and postretirement obligation adjustment	—	1	—	(1)	1
	$66	$(197)	$11	$263	$(208)

Total other comprehensive income (loss), net of tax, increased $263 million in 2023 as compared to 2022 as a result of the following components.

•
In 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $72 million, compared to a loss of $197 million during 2022. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
In 2023, a $6 million unrealized loss on commodity hedges was recorded compared to a loss of $1 million during 2022. See Note E for more information.
•
In 2022, a $1 million pension and postretirement obligation adjustment was recorded. See Note L for more information.

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
•
In 2022, a $1 million unrealized loss on commodity hedges was recorded compared to a gain of $4 million during 2021. See Note E for more information.
•
In 2022, a $1 million pension and postretirement obligation adjustment was recorded. See Note L for more information.

Use of non-GAAP measures

Ashland has included within this document the following non-GAAP measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other expenses, and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items (including remeasurement gains and losses related to pension and other postretirement plans). Adjusted EBITDA margin is adjusted EBITDA divided by sales.

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

Adjusted Diluted Earnings Per Share (EPS)

Adjusted diluted EPS is defined as income (loss) from continuing operations, adjusted for key items, net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted diluted EPS metric enables Ashland to demonstrate what effect key items have on an earnings per diluted share basis by taking income (loss) from continuing operations, adjusted for key items after tax that have been identified in the Adjusted EBITDA table, and dividing by the average outstanding diluted shares for the applicable period. Ashland’s management believes this presentation is helpful to illustrate how the key items have impacted this metric during the applicable period.

Adjusted Diluted Earnings Per Share (EPS) Excluding Intangibles Amortization Expense

The Adjusted diluted EPS excluding intangible amortization expense is adjusted earnings per share adjusted for intangibles amortization expense net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted diluted EPS, excluding intangibles amortization expense metric enables Ashland to demonstrate the impact of non-cash intangibles amortization expense on EPS, in addition to the key items previously mentioned. Ashland’s management believes this presentation is helpful to illustrate how previous acquisitions impact applicable period results.

Free Cash Flow, Ongoing Free Cash Flow and Ongoing Free Cash Flow Conversion

Free cash flow is defined as operating cash flows less capital expenditures while ongoing free cash flow is operating cash flows less capital expenditures and certain other adjustments as applicable. Ongoing free cash flow conversion is ongoing free cash flow divided by adjusted EBITDA. These free cash flow metrics enable Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow and ongoing free cash flow includes the impact of capital expenditures from continuing operations and other significant items impacting cash flow, providing a more complete picture of current and future cash generation. Free cash flow, ongoing free cash flow, and free cash flow conversion are non-GAAP liquidity measures that Ashland believes provide useful information to management and investors about Ashland's ability to convert Adjusted EBITDA to ongoing free cash flow. These liquidity measures are used regularly by Ashland's stakeholders and industry peers to measure the efficiency at providing cash from regular business activity. Free cash flow, ongoing free cash flow, and free cash flow conversion have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

Other disclosures on non-GAAP measures

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

In accordance with U.S. GAAP, Ashland recognizes actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. Actuarial gains and losses occur when actual experience differs from the estimates used to allocate the change in value of pension and other postretirement benefit plans to expense throughout the year or when assumptions change, as they may each year. Significant factors that can contribute to the recognition of actuarial gains and losses include changes in discount rates used to remeasure pension and other postretirement obligations on an annual basis or upon a qualifying remeasurement, differences between actual and expected returns on plan assets and other changes in actuarial assumptions, for example, the life expectancy of plan participants. Management believes Adjusted EBITDA, which includes the expected return on pension plan assets yet excludes both the actual return on pension plan assets and the impact of actuarial gains and losses, provides investors with a meaningful supplemental presentation of Ashland’s operating performance (see the Adjusted EBITDA reconciliation table for additional details on exact amounts included within this non-GAAP measure related to pension and other postretirement plans). Management believes these actuarial gains and losses are primarily financing activities that are more reflective of changes in current conditions in global financial markets (and in particular interest rates) that are not directly related to the underlying business. For further information on the actuarial assumptions and plan assets referenced above, see Note L of the Notes to Consolidated Financial Statements.

EBITDA and Adjusted EBITDA

EBITDA totaled income of $419 million, $1,342 million and $482 million for 2023, 2022 and 2021, respectively. EBITDA and Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D in the Notes to Consolidated Financial Statements for further information on the restructuring activities.
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
•
Income on acquisitions and divestitures, net – Ashland recorded income of $6 million, $42 million and $11 million during 2023, 2022 and 2021, respectively. For 2023 and 2022, the income was related to the pre-tax gains in connection with the sale of excess corporate property. The income in 2021 includes $3 million of expense relating to the Schülke acquisition and a $14 million gain related to the sale of a Specialty Additives facility.
•
Inventory adjustments – During 2021, Ashland recorded non-cash charges related to the fair value adjustment of inventory acquired from Schülke at the date of acquisition during 2021.
•
Asset impairments – Ashland recognized impairment charges to certain assets during 2023 and 2021. See Note D of the Notes to Consolidated Financial Statements for more information.
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

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Gain/loss on pension and other postretirement plan remeasurements - Ashland recognized actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. See Note L of the Notes to Consolidated Financial Statements for more information.

(In millions)	2023	2022	2021
Net income	$178	$927	$220
Income tax expense (benefit)	(8)	25	(38)
Net interest and other financing expense	6	149	56
Depreciation and amortization	243	241	244
EBITDA	419	1,342	482
Income from discontinued operations, net of income taxes	(10)	(746)	(47)
Key items included in EBITDA:
Restructuring, separation and other costs	10	5	10
Environmental reserve adjustments	56	53	43
Income on acquisitions and divestitures, net	(6)	(42)	(11)
Inventory adjustments	—	—	4
Asset impairments	4	—	13
ICMS Brazil tax credit	(12)	—	—
Loss (gain) on pension and other postretirement plan remeasurements	(2)	(22)	1
Total key items included in EBITDA	50	(6)	60
Adjusted EBITDA (a)	$459	$590	$495

Total key items included in EBITDA	$50	$(6)	$60
Accelerated amortization of debt issuance costs	—	—	1
Debt refinancing costs (b)	—	—	16
Unrealized (gain) loss on securities	(29)	102	(21)
Total key items, before tax	$21	$96	$56

(a)
Includes $12 million, $7 million and $6 million during 2023, 2022 and 2021, respectively, of net periodic pension and other postretirement expense recognized ratably through the fiscal year. These expenses are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and are disclosed in further detail in Note L of the Notes to Consolidated Financial Statements.
(b)
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

	2023	2022	2021
Diluted EPS from continuing operations (as reported)	$3.13	$3.20	$2.82
Key items, before tax:
Restructuring, separation and other costs (including accelerated depreciation)	0.19	0.09	0.16
Environmental reserve adjustments	1.04	0.95	0.70
Income on acquisitions and divestitures, net	(0.11)	(0.75)	(0.18)
Inventory adjustments	—	—	0.07
Asset impairments	0.08	—	0.21
ICMS Brazil tax credit	(0.22)	—	—
Loss (gain) on pension and other postretirement plan remeasurements	(0.04)	(0.40)	0.02
Unrealized (gain) loss on securities	(0.54)	1.82	(0.34)
Accelerated amortization of debt issuance costs	—	—	0.02
Debt refinancing costs	—	—	0.26
Key items, before tax	0.40	1.71	0.92
Tax effect of key items (a)	(0.02)	(0.38)	(0.18)
Key items, after tax	0.38	1.33	0.74
Tax specific key items:
Uncertain tax positions	(0.60)	(0.15)	(0.87)
Restructuring and separation activity	—	0.06	(0.21)
Valuation allowance	(0.12)	(0.07)	—
Other tax reform related activity	(0.11)	—	0.10
Tax specific key items (b)	(0.83)	(0.16)	(0.98)
Total key items	(0.45)	1.17	(0.24)
Adjusted diluted EPS from continuing operations (non-GAAP)	$2.68	$4.37	$2.58
Amortization expense adjustment (net of tax) (c)	1.39	1.33	1.17
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$4.07	$5.70	$3.75

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20.0% for the years ended 2023, 2022 and 2021, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland's reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss (income) caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. This includes charges in prior years for indirect corporate costs previously allocated to Performance Adhesives. These costs are reflected in Unallocated and Other for all periods presented.

The following table shows sales, operating income, depreciation and amortization and EBITDA by reportable segment for each of the last three years ended September 30.

				2023	2022
(In millions)	2023	2022	2021	change	change
Sales
Life Sciences	$869	$815	$737	$54	$78
Personal Care	598	678	592	(80)	86
Specialty Additives	600	719	655	(119)	64
Intermediates	185	256	178	(71)	78
Intersegment sales (a)	(61)	(77)	(51)	16	(26)
	$2,191	$2,391	$2,111	$(200)	$280
Operating income (loss)
Life Sciences	$172	$155	$130	$17	$25
Personal Care (b)	52	102	73	(50)	29
Specialty Additives (b)	10	103	61	(93)	42
Intermediates	50	87	35	(37)	52
Unallocated and Other (b)	(112)	(114)	(107)	2	(7)
	$172	$333	$192	$(161)	$141
Depreciation expense
Life Sciences	$41	$35	$36	$6	$(1)
Personal Care	38	37	39	1	(2)
Specialty Additives	58	63	66	(5)	(3)
Intermediates	13	12	12	1	—
Unallocated and Other	—	—	1	—	(1)
	$150	$147	$154	$3	$(7)
Amortization expense
Life Sciences	$28	$28	$28	$—	$—
Personal Care	47	47	42	—	5
Specialty Additives	18	18	19	—	(1)
Intermediates	—	1	1	(1)	—
Unallocated and Other	—	—	—	—	—
	$93	$94	$90	$(1)	$4
EBITDA (c)
Life Sciences	$241	$218	$194	$23	$24
Personal Care	137	186	154	(49)	32
Specialty Additives	86	184	146	(98)	38
Intermediates	63	100	48	(37)	52
Unallocated and Other	(112)	(114)	(106)	2	(8)
	$415	$574	$436	$(159)	$138

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes income on acquisitions and divestitures, net for fiscal 2023, 2022 and 2021 within Unallocated and Other. Includes a $4 million impairment charge related to a Specialty Additives facility in 2023. Includes a fixed asset impairment of $3 million related to Personal Care and a capital project impairment of $10 million related to Specialty Additives in 2021.
(c)
Excludes income from discontinued operations and other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Sales change
Price/mix	$95	$75
Volume	(33)	28
Foreign Currency	(8)	(25)
	$54	$78

The following table provides a reconciliation of the change in operating income for the Life Sciences operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Operating income change
Price/mix	$100	$54
Cost	(73)	(23)
Volume	(5)	10
Foreign Currency	(5)	(16)
	$17	$25

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

The following EBITDA presentation for the years ended September 30, 2023, 2022 and 2021, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the year ended September 30, 2023 related to charges of $4 million for restructuring actions and $2 million for environmental reserve adjustments. The key items during the year ended September 30, 2021 related to environmental reserve adjustments of $1 million.

				2023	2022
(In millions)	2023	2022	2021	change	change
Operating income	$172	$155	$130	$17	$25
Depreciation and amortization	69	63	64	6	(1)
EBITDA	241	218	194	23	24
Restructuring and other costs	4	—	—	4	—
Environmental reserve adjustments	2	—	1	2	(1)
Adjusted EBITDA	$247	$218	$195	$29	$23
As a percent of sales	28.4%	26.7%	26.5%	170 bps	20 bps

2023 compared to 2022

Life Sciences' sales, operating income and Adjusted EBITDA increased in 2023 due to favorable price/mix actions, partially offset by higher costs associated with inflation, lower volumes and unfavorable foreign currency exchange. Life Sciences experienced a strong global demand for pharmaceutical ingredients in 2023.

2022 compared to 2021

Life Sciences' sales, operating income and Adjusted EBITDA increased in 2022 due to favorable price/mix actions paired with increased volumes, partially offset by unfavorable costs associated with inflation and foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Personal Care operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Sales change
Volume	$(121)	$68
Foreign Currency	(5)	(22)
Price/mix	46	40
	$(80)	$86

The following table provides a reconciliation of the change in operating income for the Personal Care operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Operating income change
Volume	$(47)	$6
Cost	(43)	13
Foreign Currency	(1)	(6)
Price/mix	41	16
	$(50)	$29

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2023, 2022 and 2021, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. The key items during the year ended September 30, 2021 related to inventory adjustments of $4 million and an asset impairment of $3 million.

				2023	2022
(In millions)	2023	2022	2021	change	change
Operating income	$52	$102	$73	$(50)	$29
Depreciation and amortization	85	84	81	1	3
EBITDA	137	186	154	(49)	32
Inventory adjustment	—	—	4	—	(4)
Asset impairment	—	—	3	—	(3)
Adjusted EBITDA	$137	$186	$161	$(49)	$25
As a percent of sales	22.9%	27.4%	27.2%	-450 bps	20 bps

2023 compared to 2022

Personal Care's sales, operating income and Adjusted EBITDA decreased in 2023 primarily due to lower volume, higher costs, and unfavorable foreign currency exchange, partially offset by favorable price/mix.

2022 compared to 2021

Personal Care's sales, operating income and Adjusted EBITDA increased in 2022 primarily due to favorable price/mix, lower costs and higher volume, including the impact of the Schülke acquisition partially offset by unfavorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Sales change
Volume	$(155)	$(10)
Foreign Currency	(7)	(25)
Price/mix	43	99
	$(119)	$64

The following table provides a reconciliation of the change in operating income for the Specialty Additives operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Operating income change
Costs	$(71)	$(8)
Volume	(41)	(2)
Foreign Currency	(1)	(2)
Price/mix	20	54
	$(93)	$42

EBITDA and adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2023, 2022 and 2021 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during 2023 included a $4 million impairment charge associated with a manufacturing facility and $4 million related to environmental reserve adjustments within Specialty Additives, respectively. The key items during 2022 included $1 million related to environmental reserve adjustments within Specialty Additives. The key items during 2021 included $10 million and $2 million related to a capital project impairment and environmental reserve adjustments within Specialty Additives, respectively.

				2023	2022
(In millions)	2023	2022	2021	change	change
Operating income	$10	$103	$61	$(93)	$42
Depreciation and amortization (a)	76	81	85	(5)	(4)
EBITDA	86	184	146	(98)	38
Asset impairment	4	—	10	4	(10)
Environmental reserve adjustments	4	1	2	3	(1)
Adjusted EBITDA	$94	$185	$158	$(91)	$27
As a percent of sales	15.7%	25.7%	24.1%	-1000 bps	160 bps

2023 compared to 2022

Specialty Additives sales, operating income and Adjusted EBITDA for 2023 decreased primarily due to lower volume, including the divestiture of a manufacturing facility, higher costs, and unfavorable foreign currency exchange, partially offset by favorable price/mix.

2022 compared to 2021

Specialty Additive's sales, operating income and Adjusted EBITDA for 2022 increased primarily due to favorable price/mix partially offset by higher costs, lower volume and unfavorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Intermediates operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Sales change
Volume	$(50)	$(17)
Price/mix	(21)	100
Foreign Currency	—	(5)
	$(71)	$78

The following table provides a reconciliation of the change in operating income for the Intermediates operating segment between fiscal years 2023 and 2022 and between fiscal years 2022 and 2021.

(In millions)	2023 change	2022 change
Operating income change
Volume	$(20)	$(6)
Price/mix	(14)	75
Cost	(2)	(13)
Foreign Currency	(1)	(4)
	$(37)	$52

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2023, 2022 and 2021 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the years ended September 30, 2023, 2022 and 2021.

				2023	2022
(In millions)	2023	2022	2021	change	change
Operating income	$50	$87	$35	$(37)	$52
Depreciation and amortization	13	13	13	—	—
EBITDA	63	100	48	(37)	52
None	—	—	—	—	—
Adjusted EBITDA	$63	$100	$48	$(37)	$52
As a percent of sales	34.1%	39.1%	27.0%	-500 bps	1210 bps

2023 compared to 2022

Intermediates' sales, operating income and Adjusted EBITDA for 2023 decreased primarily due to lower volume, unfavorable price/mix, higher costs and unfavorable foreign currency exchange.

2022 compared to 2021

Intermediates' sales, operating income and Adjusted EBITDA for 2022 increased primarily due to favorable price/mix actions partially offset by higher costs, lower volume and unfavorable foreign currency exchange.

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for each of the last three years ended September 30.

	Unallocated and Other
(In millions)	2023	2022	2021
Restructuring activities	$(9)	$(14)	$(25)
Environmental expenses	(49)	(51)	(40)
ICMS Brazil tax credit	12	—	—
Income on acquisitions and divestitures, net	6	42	11
Other expenses (primarily governance and legacy expenses)	(72)	(91)	(53)
Total expense	$(112)	$(114)	$(107)

Unallocated and other recorded expense of $112 million, $114 million and $107 million for 2023, 2022 and 2021, respectively. The charges for restructuring activities of $9 million, $14 million and $25 million during 2023, 2022 and 2021, respectively, were primarily comprised of the following items:

•
$9 million, $5 million and $10 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during 2023, 2022 and 2021, respectively; and
•
$9 million and $15 million of stranded divestiture costs during 2022 and 2021, respectively.

The remaining items included: $49 million, $51 million and $40 million for environmental expenses in 2023, 2022 and 2021, respectively, income of $12 million for ICMS tax credits in Brazil in 2023 (see Note M for more information), and income of $6 million, $42 million and $11 million from acquisitions and divestitures in 2023, 2022 and 2021, respectively. See income on acquisitions and divestitures, net caption review above for additional details.

Other expenses between periods were driven by increases and decreases in governance and legacy expenses associated with foreign currency, deferred compensation, stock compensation and incentive compensation.

FINANCIAL POSITION

Liquidity

Ashland had $417 million in cash and cash equivalents as of September 30, 2023, of which $301 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional withholding taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility in light of current uncertainty in global markets. At September 30, 2023, Ashland has total remaining borrowing capacity of $698 million available under the Revolving Credit Facility and foreign Accounts Receivable Securitization Facility. Ashland had no available liquidity under the U.S. Accounts Receivable Sales Program as of September 30, 2023. Ashland has no maturities related to revolving credit facilities or bonds until fiscal 2027. On October 19, 2023, Ashland established a new three-year €125 million foreign accounts receivable sales program in Europe which will enhance Ashland's liquidity profile. See Notes H and R for more information.

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

(In millions)	2023	2022	2021
Cash provided (used) by:
Operating activities from continuing operations	$294	$193	$466
Investing activities from continuing operations	(109)	(102)	(367)
Financing activities from continuing operations	(371)	(896)	(426)
Discontinued operations	(51)	1,252	80
Effect of currency exchange rate changes on cash and cash equivalents	8	(11)	3
Net increase (decrease) in cash and cash equivalents	$(229)	$436	$(244)

Ashland paid income taxes of $63 million (of which $16 million related to discontinued operations) during 2023 compared to $406 million in 2022 (of which $339 million related to discontinued operations) and $1 million in 2021. Cash receipts for interest income were $12 million in 2023, $4 million in 2022, and $1 million 2021, respectively, while cash payments for interest expense amounted to $53 million in 2023, $56 million in 2022 and $62 million in 2021.

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for 2023, 2022 and 2021, respectively.

(In millions)	2023	2022	2021
Cash flows provided (used) by operating activities from continuing operations
Net income	$178	$927	$220
Income from discontinued operations, net of income taxes	(10)	(746)	(47)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	243	241	244
Original issue discount and debt issuance cost amortization	6	7	7
Deferred income taxes	(32)	(35)	(26)
Distributions from equity affiliates	—	—	1
Gain from sales of property and equipment	(1)	—	(4)
Stock based compensation expense - Note O	22	18	15
Excess tax benefits on stock based compensation	2	1	2
Loss on early retirement of debt	—	—	16
Loss (income) from restricted investments	(43)	86	(33)
Income on acquisitions and divestitures, net - Notes B	(7)	(42)	(15)
Asset impairments	4	—	13
Pension contributions	(8)	(5)	(8)
Loss (gain) on pension and other postretirement plan remeasurements	(2)	(22)	1
Change in operating assets and liabilities (a)	(58)	(237)	80
Total cash flows provided by operating activities from continuing operations	$294	$193	$466

(a)
Excludes changes resulting from operations acquired or sold.

Cash flows provided by operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $294 million in 2023, $193 million in 2022 and $466 million in 2021.

Operating Activities - Operating Assets and Liabilities

The cash results during each year were primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), income on acquisitions and divestitures, net as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.

The following details certain changes in key operating assets and liabilities for 2023, 2022 and 2021, respectively.

(In millions)	2023	2022	2021
Cash flows from assets and liabilities (a)
Accounts receivable	$58	$(23)	$72
Inventories	(7)	(141)	41
Trade and other payables	(112)	34	3
Other assets and liabilities	3	(107)	(36)
Change in operating assets and liabilities	$(58)	$(237)	$80

(a)
Excludes changes resulting from operations acquired or sold.

Changes in net working capital accounted for outflows of $61 million in 2023, outflows of $130 million in 2022 and inflows of $116 million in 2021, and were driven by the following:

•
Accounts receivable – Changes in accounts receivable resulted in inflows of $58 million, outflows of $23 million, and inflows of $72 million in 2023, 2022 and 2021, respectively. The U.S. Accounts Receivable Sales Program contributed to outflows of $40 million, and inflows of $17 million and $92 million in 2023, 2022 and 2021, respectively. Sales volumes in each period and activity from the U.S. Accounts Receivable Sales Program were the main drivers of changes between periods.
•
Inventory – Changes in inventory resulted in cash outflows of $7 million in 2023, outflows of $141 million in 2022 and inflows of $41 million in 2021 and were primarily driven by inventory production levels and volumes. Additionally, 2022 was impacted by cost inflation and management efforts to rebuild inventory levels globally in response to global supply-chain challenges.
•
Trade and other payables – Changes in trade and other payables resulted in cash outflows of $112 million in 2023, and cash inflows of $34 million in 2022 and $3 million in 2021, respectively, and primarily related to the timing of certain payments, most notably incentive plan payments in 2023 for fiscal year 2022.

The remaining cash inflow of $3 million, and outflows of $107 million and $36 million in 2023, 2022 and 2021, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities such as payments associated with environmental remediation.

Operating Activities - Other

Operating cash flows for 2023 included income from continuing operations of $168 million and significant non-cash adjustments of $243 million for depreciation and amortization, $22 million for stock-based compensation expense, $43 million of gains from restricted investments, $2 million gain on pension and other postretirement plan remeasurements, $32 million for deferred taxes, and $7 million of income on acquisitions and divestitures, net.

Operating cash flows for 2022 included income from continuing operations of $181 million and significant non-cash adjustments of $241 million for depreciation and amortization, $18 million for stock-based compensation expense, $86 million of losses from restricted investments, a $22 million gain on pension and other postretirement plan remeasurements, $35 million for deferred taxes, and $42 million of income on acquisitions and divestitures, net.

Operating cash flows for 2021 included income from continuing operations of $173 million and significant non-cash adjustments of $244 million for depreciation and amortization, $15 million for stock-based compensation expense, $16 million for losses on early retirement of debt, $33 million of income from restricted investments, $26 million for deferred taxes, $15 million of income on acquisitions and divestitures, net and $13 million for impairment charges.

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(170)	$(113)	$(105)
Proceeds from disposal of property, plant and equipment	11	51	5
Purchase of operations - net of cash acquired	—	—	(309)
Proceeds from sale or restructuring of operations	—	—	14
Proceeds from settlement of company-owned life insurance contracts	6	3	91
Company-owned life insurance payments	(5)	(4)	(6)
Funds restricted for specific transactions	(9)	(74)	(91)
Reimbursement from restricted investments	58	35	33
Proceeds from sale of securities	47	87	149
Purchase of securities	(47)	(87)	(149)
Proceeds from the settlement of derivative instruments	—	—	1
Total cash flows used by investing activities from continuing operations	$(109)	$(102)	$(367)

Cash used by investing activities was $109 million in 2023 compared to $102 million and $367 million in 2022 and 2021, respectively. The significant cash investing activities for the current year primarily related to cash outflows of $170 million for capital expenditures and $9 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $11 million from the disposal of excess corporate property, which were used to provide additional funding to the environmental trust, and reimbursements of $58 million from the restricted renewable annual investment trusts.

The significant cash investing activities for 2022 primarily related to cash outflows of $113 million for capital expenditures and $74 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $51 million from the disposal of excess corporate property and reimbursements of $35 million from the restricted renewable annual investment trusts.

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

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for 2023, 2022 and 2021, respectively.

(In millions)	2023	2022	2021
Cash flows provided (used) by financing activities from continuing operations
Proceeds from issuance of long-term debt	$—	$—	$450
Repayment of long-term debt	—	(250)	(411)
Premium on long-term debt repayment	—	—	(16)
Proceeds from (repayment of) short-term debt	16	(365)	84
Repurchase of common stock	(300)	(200)	(450)
Debt issuance costs	—	(2)	(6)
Cash dividends paid	(76)	(70)	(70)
Stock based compensation employee withholding taxes paid in cash	(11)	(9)	(7)
Total cash flows used by financing activities from continuing operations	$(371)	$(896)	$(426)

Cash used by financing activities was $371 million for 2023, $896 million for 2022, and $426 million for 2021. Significant cash financing activities for 2023 included outflows of $300 million for common stock repurchases and cash dividends paid of $1.44 per share, for a total of $76 million. See Note N for additional information.

Significant cash financing activities for 2022 included outflows of $250 million for the full prepayment of the term loan A and short-term debt repayment of $365 million. See Note H for additional information. 2022 also included cash dividends paid of $1.27 per share, for a total of $70 million and common stock repurchases of $200 million.

Significant cash financing activities for 2021 included $411 million for the full repayment of the 4.750% notes due 2022, $16 million of premiums paid on the retirement of the aforementioned notes, $450 million of proceeds from the issuance of new 3.375% senior notes due 2031, payments of $6 million of new debt issuance costs, and short-term debt of $84 million. See Note H for additional information. 2021 also included cash dividends paid of $1.15 per share, for a total of $70 million and common stock repurchases of $450 million.

Cash provided (used) by discontinued operations

The following discloses the cash flows associated with Ashland’s discontinued operations for 2023, 2022 and 2021, respectively.

(In millions)	2023	2022	2021
Cash provided (used) by discontinued operations
Operating cash flows	$(51)	$(406)	$94
Investing cash flows	—	1,658	(14)
Total cash provided (used) by discontinued operations	$(51)	$1,252	$80

Cash flows for discontinued operations in 2023, 2022 and 2021 primarily related to cash outflows of $16 million related to cash taxes paid partially offset by cash inflows of $15 million related to Valvoline in 2023; inflows of $1.3 billion (which includes net proceeds from the completed sale of the Performance Adhesives business segment of $1.7 billion in 2022) related to the divestiture of the Performance Adhesives business segment including $339 million in cash tax payments associated with the transaction in 2022; inflows of $88 million related to the Performance Adhesives segment and a $30 million cash inflow for a tax refund associated with the Composites divestiture in 2021. The remaining cash flows for discontinued operations for these years related to other previously divested businesses, including net payments of asbestos and environmental liabilities related to those divested businesses.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow and ongoing free cash flow for the disclosed periods. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	September 30
(In millions)	2023	2022	2021
Total cash flows provided by operating activities from continuing operations	$294	$193	$466
Less:
Additions to property, plant and equipment	(170)	(113)	(105)
Free cash flow	124	80	361
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program (a)	40	(17)	(92)
Restructuring-related payments (b)	8	10	44
Environmental and related litigation payments (c)	45	54	38
Ongoing free cash flow	$217	$127	$351

Net Income	178	927	220
Adjusted EBITDA (d)	459	590	495

Operating cash flow conversion (e)	165%	21%	212%
Ongoing free cash flow conversion (f)	47%	22%	71%

(a)
Represents activity associated with the U.S. Accounts Receivable Sales Program impacting each period presented.
(b)
Restructuring payments incurred during each period.
(c)
Represents cash outflows associated with environmental and related litigation payments which will be reimbursed by the environmental trust.
(d)
See adjusted EBITDA reconciliation.
(e)
Operating cash flow conversion is defined as Cash flows provided by operating activities from continuing operations divided by Net income.
(f)
Ongoing free cash flow conversion is defined as Ongoing free cash flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $1,050 million and $1,215 million as of September 30, 2023 and September 30, 2022, respectively. The $165 million decrease in working capital was driven by a reduction in cash and cash equivalents, primarily associated with repurchases of common stock, offset by higher trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities). The $90 million increase in ongoing free cash flows between periods was primarily a result of reduced trade working capital additions compared to the prior year offset by $57 million in higher additions to property, plant and equipment. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 166% and 190% of current liabilities (excluding current liabilities held for sale) as of September 30, 2023 and September 30, 2022, respectively.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2023, 2022 and 2021.

	September 30
(In millions)	2023	2022	2021
Cash and investment securities
Cash and cash equivalents	$417	$646	$210
Restricted investments (a)	367	374	421

Unused borrowing capacity
Revolving credit facility	$594	$581	$356
2018 accounts receivable securitization (foreign)	104	99	—
Accounts receivable sales program (U.S.)	—	—	12

(a)
Includes $243 million, $245 million and $333 million related to the Asbestos trust and $124 million, $129 million and $88 million related to the Environmental trust as of September 30, 2023, 2022 and 2021 respectively.

The borrowing capacity remaining under the $600 million revolving credit facility was $594 million due to a reduction of $6 million for letters of credit outstanding at September 30, 2023. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facilities, and accounts receivable securitization facilities, was $1,115 million at September 30, 2023 as compared to $1,326 million at September 30, 2022 and $566 million at September 30, 2021. Ashland had zero liquidity available under the U.S. Accounts Receivable Sales Program as of September 30, 2023 and 2022. Ashland also maintained $367 million of restricted investments to pay for future asbestos claims and environmental remediation and litigation. On October 19, 2023, Ashland established a new three-year €125 million foreign accounts receivable sales program in Europe which will enhance Ashland's liquidity profile. For further information, see Notes H and R within the Notes to Consolidated Financial Statements.

Capital resources

Debt

The following summary reflects Ashland’s debt as of September 30, 2023 and 2022.

	September 30
(In millions)	2023	2022
Short-term debt	$16	$—
Long-term debt (less debt issuance cost discounts) (a)	1,314	1,270
Total debt	$1,330	$1,270

(a)
Includes $13 million and $14 million of debt issuance cost discounts as of September 30, 2023 and 2022, respectively. The current portion of long-term debt was zero for both September 30, 2023 and 2022.

Ashland continues to maintain the 2022 Credit Agreement which provides for a $600 million five-year revolving credit facility. Proceeds of borrowings under the 2022 Revolving Credit Facility provide ongoing working capital and are used for other general corporate purposes.

Debt as a percent of capital employed was 30% at September 30, 2023 and 28% at September 30, 2022. At September 30, 2023, Ashland’s total debt had an outstanding principal balance of $1,376 million, discounts of $33 million and debt issuance costs of $13 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 3 years, $4 million due in fiscal 2027 and $528 million due in fiscal 2028.

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

Ashland incurred $6 million of new debt issuance costs in connection with the 2031 Notes, which is amortized using the effective interest method over the 2031 Notes' term and was included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) during 2021.

2020 Credit Agreement

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

At Ashland’s option, loans issued under the 2022 Credit Agreement will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate and (b) in the case of loans denominated in Euros, EURIBOR, in each case plus the applicable interest rate margin. Loans will initially bear interest at Term SOFR or EURIBOR plus 1.250% per annum, in the case of Term SOFR borrowings or EURIBOR borrowings, respectively, or at the alternate base rate plus 0.250% per annum, in the case of alternate base rate borrowings, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between Term SOFR or EURIBOR plus 1.250% per annum and Term SOFR or EURIBOR plus 1.750% per annum (or between the alternate base rate plus 0.250% per annum and the alternate base rate plus 0.750% per annum), based upon the Consolidated Net Leverage Ratio (as defined in the 2022 Credit Agreement) at such time. Term SOFR borrowings are subject to a credit spread adjustment of 0.10% per annum. In addition, the Company will initially be required to pay fees of 0.125% per annum on the daily unused amount of the 2022 Revolving Credit Facility through and including the date of delivery of a quarterly compliance certificate, and thereafter the fee rate will fluctuate between 0.125% and 0.275% per annum, based upon the Consolidated Net Leverage Ratio. Borrowings under the 2022 Credit Agreement may be prepaid at any time without premiums.

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

Debt repayments and repurchases

Cash repatriation

During 2023 and 2022, Ashland repatriated approximately $92 million and $250 million, respectively, in cash. In 2022 the repatriation was primarily used to repay existing debt, principally the repayment of the Term loan A.

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

Accounts receivable facilities and off-balance sheet arrangements

U.S. accounts receivable sales program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity and consolidated Ashland subsidiary (SPE) entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at $125 million between February and October of each year and up to $100 million all other times. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization. The arrangement was set to terminate on May 31, 2023.

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

Ashland recognized a $3 million and a $1 million loss within the Statements of Consolidated Comprehensive Income (Loss) for 2023 and 2022, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $86 million of sales against the buyer’s limit, which was $115 million at September 30, 2023, compared to $110 million of sales against the buyer's limit, which was $125 million at September 30, 2022. Ashland transferred $106 million and $136 million in receivables to the SPE as of September 30, 2023 and 2022, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2023 and 2022 of less than $1 million. As of September 30, 2023 and 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $217 million and $312 million, respectively, of which $241 million and $315 million were collected by Ashland in our capacity as a servicer of the receivables and remitted to the buyer. The difference between receivables transferred and derecognized versus collected of $24 million and $3 million for the periods ended September 30, 2023 and 2022, respectively, represents the impact of a net reduction in account receivable sales volume during each year. The prior year period included the impact of a $21 million net reduction in accounts receivables sales volume attributable to the Adhesives business sold in 2022.

2018 foreign accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program originally had a term of two years, but was extended to August 2021 in September 2019. During July 2021, the termination date of the Program was extended to July 2023. During July 2020, the available funding for qualified receivables under the accounts receivable securitization facility decreased from €115 million to €100 million. During July 2023, the program was extended to September 30, 2023.

Under the Program, each Seller assigns, on an ongoing basis, certain of its accounts receivable and the right to the collections on those accounts receivable to the Purchaser. Under the terms of the Program, the Sellers could, from time to time, obtain up to €100 million from the Purchaser through the sale of an undivided interest in such accounts receivable and collections. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Fundings under the Program will be repaid as accounts receivable are collected, with new fundings being advanced (through daily advanced purchase price) as new accounts receivable are originated by the Sellers and assigned to the Purchaser, with settlement occurring monthly. Ashland classifies any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to the Purchaser, the accounts receivable and rights to collection described above are separate and distinct from each Sellers’ own assets and are not available to its creditors should such Sellers become insolvent.

At September 30, 2023 and 2022 the outstanding amount of accounts receivable transferred by Ashland to the Purchaser was $124 million and $162 million, respectively, and there were no borrowings (denominated in multiple currencies) under the facility for either period. The weighted-average interest rate for this instrument was 0.5% for 2023 and 2022, respectively.

Other debt

At September 30, 2023 and 2022, Ashland held other debt totaling $83 million and $63 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the $600 million 2022 Revolving Credit Facility was $594 million due to a reduction of $6 million for letters of credit outstanding at September 30, 2023. Ashland's total borrowing capacity at September 30, 2023 was $698 million, which included $104 million of available capacity from the foreign 2018 Accounts Receivable Securitization Facility.

Additionally, Ashland has no available liquidity under its current U.S. Accounts Receivable Sales Program.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2023, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled in the "Use of non-GAAP measures" section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2023, Ashland’s calculation of the consolidated interest coverage ratio was 8.6.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.3x effect on the consolidated net leverage ratio and a 1.8x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated net leverage ratio by approximately 0.2x.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of September 30, 2023, both Moody’s Investor Services and Standard & Poor’s outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

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

Ashland expects the following material cash funding requirements from known contractual obligations at September 30, 2023:

		Less than	More than
(In millions)	Total	1 year	1 year
Material Cash Funding Requirements Contractual obligations
Raw material and service contract purchase obligations (a)	$245	$47	$198
Employee benefit obligations (b)	67	14	53
Operating lease obligations (c)	167	24	143
Interest payments (d)	604	56	548
Unrecognized tax benefits (e)	59	3	56
One-time transition tax (f)	39	10	29
Total contractual obligations	$1,181	$154	$1,027

Other commitments
Letters of credit (g)	$49	$49	$—

(a)
Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2023 as well as projected benefit payments through 2030 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note L of the Notes to Consolidated Financial Statements for additional information.
(c)
Includes leases for office buildings, transportation equipment, warehouses and storage facilities and other equipment. For further information, see Note J of the Notes to Consolidated Financial Statements.
(d)
Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2023.
(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 1 year” column.
(f)
As a result of the Tax Act enacted during fiscal year 2017, Ashland has currently recorded a $39 million liability for the one-time transition tax. This liability will be payable over five years.
(g)
Ashland issues various types of letters of credit as part of its normal course of business.

Total Equity

Total equity was $3,097 million and $3,220 million at September 30, 2023 and September 30, 2022, respectively. During 2023, there were increases of $178 million for net income, $72 million for deferred translation gains, and $12 million for common shares issued under stock incentive plans. The increases were more than offset by decreases of $6 million for unrealized losses on commodity hedges, $76 million for dividends paid during 2023, and $303 million for repurchases of common stock (which includes $3 million in excise tax on stock repurchases).

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination. As of September 30, 2023, $1 billion remained available for repurchase under the 2023 stock repurchase program.

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

Stockholder dividends

Ashland paid dividends per common share of $1.44, $1.27 and $1.15 during 2023, 2022 and 2021, respectively.

In May 2023, the Board of Directors of Ashland announced a quarterly cash dividend of 38.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 33.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2023.

In May 2022, the Board of Directors of Ashland announced a quarterly cash dividend of 33.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 30.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2022 and the first and second quarters of fiscal 2023.

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30.0 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 27.5 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022.

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in first and second quarters of fiscal 2021.

Capital expenditures

Capital expenditures were $170 million for 2023 and averaged $129 million during the last three years. Ashland expects capital expenditures over the next three years to average approximately $165 million per year. A summary of capital expenditures by reportable segment during 2023, 2022 and 2021 follow.

(In millions)	2023	2022	2021
Life Sciences	$46	$28	$27
Personal Care	20	14	7
Specialty Additives	99	61	67
Intermediates	3	7	2
Unallocated and Other	2	3	2
Total capital expenditures	$170	$113	$105

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last two years is as follows.

(In millions)	2023	2022
Capital employed (a)
Life Sciences	$1,807	$1,801
Personal Care	943	994
Specialty Additives	1,421	1,379
Intermediates	116	138

(a)
Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $1,190 million and $1,092 million as of September 30, 2023 and 2022, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its normal course of business, Ashland is a party to various financial guarantees and other commitments. These arrangements involve elements of performance and credit risk that are not included in the Consolidated Balance Sheets. The possibility that Ashland would have to make actual cash expenditures in connection with these obligations is largely dependent on the performance of the guaranteed party, or the occurrence of future events that Ashland is unable to predict. The fair value of these guarantees is not significant.

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

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2023, such locations included 57 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated. See Note N of the Notes to Consolidated Financial Statements for additional information.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $214 million at September 30, 2023 compared to $211 million at September 30, 2022 of which $165 million at September 30, 2023 and $157 million at September 30, 2022 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

During 2023, 2022 and 2021, Ashland recognized $56 million, $66 million and $50 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations, with varying costs of alternate cleanup methods. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $465 million. The largest reserve for any site is 21% of the remediation reserve.

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

During the most recent update completed during 2023, it was determined that the liability for Ashland asbestos-related claims should be increased by $9 million. Total reserves for asbestos claims were $281 million at September 30, 2023 compared to $305 million at September 30, 2022.

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

At September 30, 2023, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $95 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $101 million at September 30, 2022. During 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $3 million increase in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during 2023, it was determined that the liability for Hercules asbestos-related claims should be decreased by $2 million. Total reserves for asbestos claims were $191 million at September 30, 2023 compared to $213 million at September 30, 2022.

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

As of September 30, 2023 and 2022, the receivables from insurers amounted to $47 million and $52 million, respectively. During 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $422 million for the Ashland asbestos-related litigation (current reserve of $281 million) and approximately $288 million for the Hercules asbestos-related litigation (current reserve of $191 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Accounting for goodwill and other indefinite-lived intangible assets

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

Ashland makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include uncertainties since they are forecasting future events. Ashland performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital estimates. Additionally, Ashland compares the indicated equity value to Ashland’s market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable.

Ashland performed its annual goodwill impairment using the quantitative approach as of July 1, 2023, and concluded that all reporting units had fair values in excess of its respective carrying amounts. The fair values of Life Sciences, Personal Care, and Specialty Additives exceeded their carrying values by 11%, 48%, and 28%, respectively. The Intermediates reporting unit has no associated goodwill. Ashland concluded there was no impairment as of July 1, 2023. Ashland compared the total fair values of the reporting units to Ashland’s market capitalization at July 1, 2023, to determine if the fair values are reasonable. Ashland's market capitalization exceeded the aggregate fair value of each reporting unit at the annual assessment date by approximately 10%. A discount of 10% implies a high level of conservatism in Ashland's impairment assessment as recent comparable market transactions would imply control premiums of approximately 20% at the median (i.e., the premium of an offer price over the closing stock price immediately preceding an announced transaction).

Assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the weighted-average cost of capital. Ashland performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and weighted average cost of capital estimates. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 10.75% and 11.25%, and terminal growth rate, ranging between 2.0% and 4.0% depending on the reporting unit. Based on sensitivity analysis performed on two key assumptions in the discounted cash flow model at July 1, 2023, a 1% decrease in the long-term growth factor assumption or a 1% increase in the weighted average cost of capital assumption across each of Ashland’s reporting units would not have resulted in a fair value below the respective reporting units carrying value. For further information, see Note G of Notes to the Consolidated Financial Statements.

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

Ashland tested these assets using a “relief-from-royalty” valuation method to determine the fair value. Assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty rates. In conjunction with the July 1 annual assessment of indefinite-lived intangible assets, Ashland’s quantitative approach models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded its carrying values.

Ashland’s assessment of an impairment on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if significant events happen and/or circumstances change that affect the previously mentioned assumptions. Assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital for a market participant, and royalty rates. For further information, see Note G of Notes to Consolidated Financial Statements.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. Judgment in the forecasting of taxable income using historical and projected future operating results is required in determining Ashland’s provision for income taxes and the related assets and liabilities. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under U.S. GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are indefinitely reinvested. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statement of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheets.

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

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2023, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. While inflation rose significantly during 2022, it began to decrease in fiscal 2023, and is expected to stabilize beyond fiscal 2023 according to forward economic outlooks. See Item 1A - Risk Factors for additional information.

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

OUTLOOK

Portfolio-optimization actions

As previously disclosed on November 1, 2023, Ashland is taking the following portfolio-optimization actions to further strengthen the Company’s resilience and improve margins and returns in this uncertain environment:

•
Commencing a divestiture process for the Company’s nutraceuticals business;
•
Optimizing and consolidating the Company's carboxymethyl cellulose (CMC) and methyl cellulose (MC) industrial businesses and related capacity to improve productivity and mix;
•
Developing plans to repurpose the impacted CMC and MC assets to support other longer-term growth initiatives;
•
Optimizing the Company’s global hydroxyethyl cellulose (HEC) manufacturing network for greater efficiency; and
•
Increasing resources and investments to drive the Company's higher-value “globalize and innovate” strategy.

When completed, these portfolio actions are expected to result in improved Adjusted EBITDA margins of approximately 200 basis-points and returns on net assets of 150 to 200 basis-points. These actions are expected to reduce volatility, improve focus and decrease working capital and maintenance capital expenditures. The impact of these portfolio actions is expected to reduce annual sales by approximately $200 million to $225 million. Ashland plans to take actions to fully offset the approximately $100 million of stranded costs and lost gross profit that is expected to result from these actions.

At the same time, the Company plans to increase its investments and resources for the core growth businesses consistent with the “globalize and innovate” strategy that was outlined at the Company’s recent Innovation Day. During fiscal year 2024 the Company plans to deploy an incremental $4-6 million in commercial and technical resources to support this growth.

Financial Outlook

As part of Ashland's regular financial planning process and in concert with extensive customer discussions, the Company has analyzed numerous demand-recovery scenarios for fiscal year 2024. While there is evidence that customer destocking across many end markets is slowing, a great deal of uncertainty remains. The Company’s view is that recovery is likely to be back-end loaded into the second half of the fiscal year. In addition, consideration for the impact in fiscal 2024 of the announced portfolio-optimization actions is being layered into forecast models as the commercial teams engage with customers. Given the overall uncertainty, at this time the Company is not issuing an outlook for fiscal year 2024 but will provide an update regarding its financial outlook during its fiscal-first quarter earnings call.

For the fiscal-first quarter of 2024, demand in October has demonstrated some sequential improvement, though customer destocking continues across many end markets. First-quarter 2024 financial results will include carryover impacts from internal inventory-control actions that will negatively impact results compared to prior year. Customer order lead times have returned to more normalized levels and November orders are consistent with expectations. At this time, visibility into December demand is limited and uncertainty remains as to whether some customers decide to take year-end inventory control actions. Taking these factors into account, for the fiscal-first quarter of 2024 the company expects sales in the range of $470 million to $490 million and adjusted EBITDA in the range of $55 million to $65 million.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises (including the COVID-19 pandemic), cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the ongoing Ukraine/Russia and Israel/Hamas conflict on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of this Annual Report Form 10-K. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-K whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

As of September 30, 2023 and 2022, Ashland had not identified any significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments would be largely offset by gains resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. Ashland did not have any significant open hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2023.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Audit Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls. The report of Ashland’s Audit Committee can be found in Ashland’s Proxy for its 2024 Annual Meeting.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2023. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and Consolidated Subsidiaries as of and for the year ended September 30, 2023, and the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2023. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

/s/ Guillermo Novo

Guillermo Novo

Chair of the Board and Chief Executive Officer

/s/ J. Kevin Willis

J. Kevin Willis

Senior Vice President and Chief Financial Officer

November 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ashland Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ashland Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

November 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ashland Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

Valuation of Environmental Remediation Reserves

Description of the Matter

At September 30, 2023, the reserves for environmental remediation amounted to $214 million. As discussed within Note M of the consolidated financial statements, the reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable and probable of being incurred, without regard to any third-party recoveries. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues.

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

To test the environmental reserves, we performed audit procedures that included, among others: assessing the appropriateness of Ashland’s policies and procedures and testing management’s development of the environmental reserve estimates. We obtained an understanding of the nature and extent of contamination at each site, the nature and extent of required cleanup efforts, and the corresponding environmental remediation reserves through discussions with Ashland’s remediation project managers. We also involved our environmental reserve subject matter specialists to evaluate the reasonableness of management’s reserve estimates, including consideration of information available on regulatory databases in the public domain that was assessed for possible contrary evidence. With the support of our environmental reserve subject matter specialists, we evaluated whether the environmental reserve estimates were appropriate based on engineering studies and historical experience.

Valuation of Asbestos Litigation Reserves

Description of the Matter

At September 30, 2023, the reserves for asbestos litigation amounted to $472 million. As discussed within Note M of the consolidated financial statements, Ashland has liabilities from claims alleging personal injury caused by exposure to asbestos. Ashland retained third party actuarial experts to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by the actuarial experts to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. Further, the claim experience identified is compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Using that information, the Company estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs using the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of the Company’s third party actuarial experts.

Auditing the Company’s asbestos litigation reserve was complex due to uncertainty associated with the estimate of projected future asbestos costs. The methodology employed by management to develop the estimate of projected future asbestos costs is subject to assumptions such as the number of claims that may be received in the future, the type and severity of disease alleged by claimant, the related costs incurred in resolving those claims, and the dismissal rates. These assumptions have a significant effect on the asbestos litigation reserve.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the asbestos litigation reserves process. These include controls over management's assessment of the assumptions utilized within the estimate, management’s oversight of asbestos trends including claims movement and costs incurred, and the completeness and accuracy of the underlying claims data utilized to project future costs.

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

Grandview Heights, Ohio

November 17, 2023

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

Years Ended September 30

(In millions except per share data)	2023	2022	2021
Sales	$2,191	$2,391	$2,111
Cost of sales	1,523	1,561	1,441
Gross profit	668	830	670

Selling, general and administrative expense	365	393	358
Research and development expense	51	55	50
Intangibles amortization expense - Note G	93	94	90
Equity and other income	7	3	9
Income on acquisitions and divestitures, net - Note B	6	42	11
Operating income	172	333	192

Net interest and other expense - Note H	6	149	56
Other net periodic benefit loss (income) - Note L	6	(22)	1
Income from continuing operations before income taxes	160	206	135
Income tax expense (benefit) - Note K	(8)	25	(38)
Income from continuing operations	168	181	173
Income from discontinued operations, net of income taxes - Note C	10	746	47
Net income	$178	$927	$220

PER SHARE DATA - NOTE A
Basic earnings per share
Income from continuing operations	$3.18	$3.26	$2.85
Income from discontinued operations	0.18	13.45	0.78
Net income	$3.36	$16.71	$3.63

Diluted earnings per share
Income from continuing operations	$3.13	$3.20	$2.82
Income from discontinued operations	0.18	13.21	0.77
Net income	$3.31	$16.41	$3.59

COMPREHENSIVE INCOME
Net income	$178	$927	$220
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	72	(197)	7
Unrealized gain (loss) on commodity hedges	(6)	(1)	4
Pension and postretirement obligation adjustment	—	1	—
Other comprehensive income (loss)	66	(197)	11
Comprehensive income	$244	$730	$231

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

At September 30

(In millions)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$417	$646
Accounts receivable (a) - Notes A and H	338	402
Inventories - Note A	626	629
Other assets	125	91
Total current assets	1,506	1,768
Noncurrent assets
Property, plant and equipment - Note F
Cost	3,211	3,050
Accumulated depreciation	1,838	1,712
Net property, plant and equipment	1,373	1,338
Goodwill - Note G	1,362	1,312
Intangibles - Note G	886	963
Operating lease assets, net - Note J	122	107
Restricted investments - Note E	290	313
Asbestos insurance receivable (b) - Notes A and M	127	138
Deferred income taxes - Note K	22	20
Other assets - Note I	251	254
Total noncurrent assets	4,433	4,445
Total assets	$5,939	$6,213

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$16	$—
Trade and other payables	210	265
Accrued expenses and other liabilities	208	269
Current operating lease obligations - Note J	22	19
Total current liabilities	456	553
Noncurrent liabilities
Long-term debt - Note H	1,314	1,270
Asbestos litigation reserve - Note M	427	472
Deferred income taxes - Note K	148	176
Employee benefit obligations - Note L	100	103
Operating lease obligations - Note J	106	94
Other liabilities - Note I	291	325
Total noncurrent liabilities	2,386	2,440
Commitments and contingencies - Notes J and M
Equity - Notes N and O
Common stock, par value $.01 per share, 200 million shares authorized	1	1
Issued 51 million and 54 million shares in 2023 and 2022
Paid-in capital	4	135
Retained earnings	3,595	3,653
Accumulated other comprehensive loss	(503)	(569)
Total equity	3,097	3,220
Total liabilities and equity	$5,939	$6,213

(a)
Accounts receivable includes an allowance for credit losses of $3 million and $4 million at September 30, 2023 and 2022, respectively.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $2 million and $3 million at September 30, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss) (a)	Total
Balance at September 30, 2020	$1	$769	$2,649	$(383)	$3,036
Adoption of new accounting pronouncements (b)			(2)		(2)
Total comprehensive income
Net income			220		220
Other comprehensive income				11	11
Dividends, $1.15 per common share			(71)		(71)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		8			8
Repurchase of common stock (e)		(450)			(450)
Balance at September 30, 2021	1	327	2,796	(372)	2,752
Total comprehensive income (loss)
Net income			927		927
Other comprehensive loss				(197)	(197)
Dividends, $1.27 per common share			(70)		(70)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		8			8
Repurchase of common stock (e)		(200)			(200)
Balance at September 30, 2022	1	135	3,653	(569)	3,220
Total comprehensive income
Net income			178		178
Other comprehensive income				66	66
Dividends, $1.44 per common share			(76)		(76)
Compensation expense and common shares issued
under stock incentive and other plans (c) (d)		12			12
Repurchase of common stock (e) (f)		(143)	(160)		(303)
Balance at September 30, 2023	$1	$4	$3,595	$(503)	$3,097

(a)
At September 30, 2023 and 2022, the net of tax accumulated other comprehensive loss of $503 million and $569 million, respectively, was comprised of net unrealized translation losses of $499 million and $571 million, respectively, unrecognized prior service costs as a result of certain employee benefit plan amendments of $1 million and $1 million, respectively, and unrealized losses on commodity hedges of $3 million and unrealized gains on commodity hedges of $3 million, respectively.
(b)
Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the measurement of credit losses on financial instruments during fiscal 2021. See Note A for more information.
(c)
Includes income tax expense resulting from the exercise of stock appreciation rights of zero in 2023 and 2022 and $1 million in 2021. Also includes a benefit of $11 million, $9 million and $7 million for 2023, 2022 and 2021, respectively, for stock based compensation employee withholding taxes paid in cash.
(d)
Common shares issued were 193,767, 168,270, and 183,281 for 2023, 2022 and 2021, respectively.
(e)
Common shares repurchased were 3,082,928, 2,853,312, and 3,922,423 for 2023, 2022 and 2021, respectively.
(f)
Includes $3 million of accrued excise taxes on stock repurchases for 2023.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Cash Flows

Years Ended September 30

(In millions)	2023	2022	2021
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$178	$927	$220
Income from discontinued operations, net of income taxes	(10)	(746)	(47)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	243	241	244
Original issue discount and debt issuance cost amortization	6	7	7
Deferred income taxes	(32)	(35)	(26)
Distributions from equity affiliates	—	—	1
Gain from sales of property and equipment	(1)	—	(4)
Stock based compensation expense - Note O	22	18	15
Excess tax benefits on stock based compensation	2	1	2
Loss on early retirement of debt	—	—	16
Loss (income) from restricted investments	(43)	86	(33)
Income on acquisitions and divestitures, net - Notes B	(7)	(42)	(15)
Asset impairments	4	—	13
Pension contributions	(8)	(5)	(8)
Loss (gain) on pension and other postretirement plan remeasurements	(2)	(22)	1
Change in operating assets and liabilities (a)	(58)	(237)	80
Total cash flows provided by operating activities from continuing operations	294	193	466
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(170)	(113)	(105)
Proceeds from disposal of property, plant and equipment	11	51	5
Purchase of operations - net of cash acquired	—	—	(309)
Proceeds from sale or restructuring of operations	—	—	14
Proceeds from settlement of company-owned life insurance contracts	6	3	91
Company-owned life insurance payments	(5)	(4)	(6)
Funds restricted for specific transactions	(9)	(74)	(91)
Reimbursement from restricted investments	58	35	33
Proceeds from sale of securities	47	87	149
Purchase of securities	(47)	(87)	(149)
Proceeds from the settlement of derivative instruments	—	—	1
Total cash flows used by investing activities from continuing operations	(109)	(102)	(367)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of long-term debt	—	—	450
Repayment of long-term debt	—	(250)	(411)
Premium on long-term debt repayment	—	—	(16)
Proceeds from (repayment of) short-term debt	16	(365)	84
Repurchase of common stock	(300)	(200)	(450)
Debt issuance costs	—	(2)	(6)
Cash dividends paid	(76)	(70)	(70)
Stock based compensation employee withholding taxes paid in cash	(11)	(9)	(7)
Total cash flows used by financing activities from continuing operations	(371)	(896)	(426)
CASH USED BY CONTINUING OPERATIONS	(186)	(805)	(327)
Cash provided (used) by discontinued operations
Operating cash flows	(51)	(406)	94
Investing cash flows	—	1,658	(14)
Total cash provided (used) by discontinued operations	(51)	1,252	80
Effect of currency exchange rate changes on cash and cash equivalents	8	(11)	3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(229)	436	(244)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	646	210	454
CASH AND CASH EQUIVALENTS - END OF YEAR	$417	$646	$210
CHANGES IN ASSETS AND LIABILITIES (a)
Accounts receivable	$58	$(23)	$72
Inventories	(7)	(141)	41
Trade and other payables	(112)	34	3
Other assets and liabilities	3	(107)	(36)
CHANGE IN OPERATING ASSETS AND LIABILITIES	$(58)	$(237)	$80
SUPPLEMENTAL DISCLOSURES
Interest paid	$53	$56	$62
Income taxes paid (including discontinued operations)	63	406	1

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and U.S. Securities and Exchange Commission (SEC) regulations. The Consolidated Financial Statements include the accounts of Ashland Inc. (Ashland) and its majority owned subsidiaries and, when applicable, entities for which Ashland has a controlling financial interest or is the primary beneficiary. Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method. Ashland has no significant equity method investments as of September 30, 2023. All intercompany transactions and balances have been eliminated.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. See Note Q for more information.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, the accounting for goodwill and other indefinite-lived intangible assets and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Ashland’s results are affected by domestic and international economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of certain key raw materials, can have a significant effect on operations. While Ashland maintains reserves for anticipated liabilities and carries various levels of insurance, Ashland could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings relating to asbestos, environmental remediation, income taxes or other matters.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments maturing within three months after purchase.

Allowance for credit losses on accounts receivable

Ashland records an allowance for credit losses using the expected credit loss model. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. No significant credit losses were incurred in 2023, 2022 and 2021.

A progression of activity in the allowance for credit losses is presented in the following table.

(In millions)	2023	2022	2021
Allowance for credit losses - beginning of year	$4	$3	$3
Adjustments to allowances for credit losses	1	2	1
Reserves utilized	(2)	(1)	(1)
Allowance for credit losses - end of year	$3	$4	$3

Inventories

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following summarizes Ashland’s inventories as of the Consolidated Balance Sheet dates.

(In millions)	2023	2022
Finished products	$390	$391
Raw materials, supplies and work in process	236	238
	$626	$629

A progression of activity in the inventory reserves for obsolete and slow moving inventories, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table.

(In millions)	2023	2022	2021
Inventory reserves - beginning of year	$13	$13	$16
Adjustments to inventory reserves	11	3	2
Reserves utilized	(3)	(3)	(5)
Inventory reserves - end of year	$21	$13	$13

Property, plant and equipment

The cost of property, plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets. Buildings are depreciated principally over 12 to 35 years and machinery and equipment principally over 2 to 25 years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale). See Note F for additional information related to property, plant and equipment.

Leasing arrangements

Ashland determines if an arrangement contains a lease at inception based on whether or not it has the right to control the asset during the contract period and other facts and circumstances.

Operating lease right-of-use assets represent Ashland’s right to use an underlying asset for the lease term and lease liabilities represent Ashland’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term within the Statements of Consolidated Comprehensive Income (Loss). The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, Ashland used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When contracts contain lease and non-lease components, Ashland generally accounts for both components as a single lease component. For additional information on leasing arrangements, see Note J.

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

Using the quantitative approach, Ashland makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies in each reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include uncertainties since they are forecasting future events. Ashland performs sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and weighted average cost of capital. Additionally, Ashland compares the indicated equity value to Ashland’s market capitalization and evaluates the resulting implied control premium/discount to determine if the estimated enterprise value is reasonable.

Ashland tests at least annually its indefinite-lived intangible assets, principally trademarks and trade names. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Ashland performs a quantitative impairment test for the trademarks and trade names during which, trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. Assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty rates.

Finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, and customer lists. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 3 to 20 years, intellectual property over 3 to 20 years and customer and supplier relationships over 10 to 24 years. Ashland reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Ashland monitors these changes and events on at least a quarterly basis. The intangibles amortization expense caption within the Statement of Consolidated Comprehensive Income (Loss) includes amortization expense related to trademarks and trade names, intellectual property and customer and supplier relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives. For further information on goodwill and other intangible assets, see Note G.

Derivative instruments

Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and certain commodities. All derivative instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in the Statements of Consolidated Comprehensive Income (Loss) unless the derivative qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to an instrument that qualifies for hedge accounting are either recognized in the Statements of Consolidated Comprehensive Income (Loss) immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income and subsequently recognized in the Statements of Consolidated Comprehensive Income (Loss) when the hedged item affects net income. For additional information on derivative instruments, see Note E.

Restricted investments

During 2015, Ashland placed $335 million of insurance proceeds into a renewable annual trust for asbestos (Asbestos trust) that Ashland determined is restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. As of September 30, 2023 and 2022, the funds within the Asbestos trust had a balance of $243 million and $245 million, respectively, and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $37 million and $27 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

During 2021, Ashland established a renewable annual trust for environmental remediation (Environmental trust) that Ashland determined is restricted for ongoing and future environmental remediation and related litigation costs. As of September 30, 2023 and 2022, the funds within the Environmental trust had a balance of $124 million and $129 million, respectively, and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $40 million and $34 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

The funds within these trusts are classified as investment securities reported at fair value. Interest income and gains and losses (realized and unrealized) on the investment securities are reported in the net interest and other expense caption in the Statements of Consolidated Comprehensive Income (Loss). See Note E for additional information regarding the fair value of these investments within the trusts.

Revenue recognition

Ashland’s revenue is measured as the amount of consideration it expects to receive in exchange for transferring goods and is recognized when performance obligations are satisfied under the terms of contracts or purchase orders with customers. Ashland generally utilizes standardized language for the terms of contracts or purchase orders.

A performance obligation is deemed to be satisfied by Ashland when control of the product or service is transferred to the customer. The transaction price of a contract or purchase order, or the amount Ashland expects to receive upon satisfaction of all performance obligations, is determined by reference to the applicable terms. Ashland generally collects the cash from its customers within 60 days of the product delivery date. Sales and other similar taxes collected from customers on behalf of third parties are excluded from the contract price.

All of Ashland’s revenue is derived from contracts or purchase orders with customers, and nearly all contracts or purchase orders with customers contain a single performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer generally upon shipment or delivery. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs when not reimbursed.

Costs incurred to obtain contracts with customers are not significant and are expensed immediately as the period of performance is generally one year or less. Ashland records credit losses in specific situations when it is determined that the customer is unable to meet its financial obligation.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound and outbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs. Advertising costs ($2 million in 2023, $2 million in 2022 and $1 million in 2021) and research and development costs ($51 million in 2023, $55 million in 2022 and $50 million in 2021) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Ashland recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Ashland evaluates and adjusts these accruals based on changing facts and circumstances. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Taxes due on future Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. are recognized as a current period expense when incurred. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. In the event that the actual outcome of future tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statements of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheets. For additional information on income taxes, see Note K.

A progression of activity in the tax valuation allowances is presented in the following table.

(In millions)	2023	2022	2021
Tax valuation allowances - beginning of year	$56	$74	$75
Adjustments to valuation allowances	(1)	(19)	9
Reserves utilized	1	1	(10)
Tax valuation allowances - end of year	$56	$56	$74

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

Ashland retained Gnarus Advisors LLC (Gnarus) to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense. Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs using the results of a non-inflated, non-discounted approximate 40-year model. For additional information on asbestos-related litigation, see Note M.

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Accruals for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period of time to remediate identified conditions for which costs are reasonably estimatible and probable of being incurred, without regard to any third-party recoveries, and are regularly adjusted as environmental assessments and remediation efforts continue. For additional information on environmental remediation, see Note M.

Pension and other postretirement benefits

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The measurement of the benefit obligation is based on Ashland’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require judgment, including, but not limited to, estimates of discount rates, rate of compensation increases, interest rates and mortality rates. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note L.

Ashland recognizes the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. The remaining components of pension and other postretirement benefits expense are recorded ratably on a quarterly basis. Pension and other postretirement benefits adjustments charged directly to cost of sales that are applicable to inactive participants are excluded from inventoriable costs. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss (income) caption on the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency translation

Subsidiaries outside the United States primarily use the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) and are included in net earnings only upon sale or substantial liquidation of the underlying foreign subsidiary or affiliated company.

Stock incentive plans

Ashland recognizes compensation expense for stock incentive plans awarded to key employees and directors over the requisite service period based upon the grant-date fair value. Stock incentive awards are primarily in the form of restricted stock and restricted stock units, performance shares and other non-vested stock awards. Ashland utilizes several industry accepted valuation models to determine grant-date fair value. For further information concerning stock incentive plans, see Note O.

Earnings per share

The following is the computation of basic and diluted earnings per share (EPS) from continuing operations attributable to Ashland. Earnings per share are reported under the treasury stock method. SARs and warrants for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of earnings per share from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was 1.2 million for 2023, 2022 and 2021. The majority of these shares are for warrants with a strike price of $128.66.

(In millions except per share data)	2023	2022	2021
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$168	$181	$173
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	53	55	60
Share based awards convertible to common shares	1	1	1
Denominator for diluted EPS - Adjusted weighted - average shares and assumed conversions	54	56	61
EPS from continuing operations
Basic	$3.18	$3.26	$2.85
Diluted	$3.13	$3.20	$2.82

Other accounting pronouncements

In December 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The ASU was issued to provide an update on ASU 2020-04 and ASU 2021-01 that were issued in March 2020 and January 2021, respectively, which provided practical expedients simplifying the U.S. GAAP treatment of certain reference rate related contract modifications including hedging relationships and other agreements. Specifically, the guidance eased the accounting burden of the modification of the reference rate of contracts where the underlying reference rate was the London Interbank Offered Rate (LIBOR). With the issuance of ASU 2022-06, the sunset date of Topic 848 has been deferred from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This guidance did not have a material impact on Ashland's Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The ASU amended accounting guidance related to the measurement of credit losses on financial instruments. The amended accounting guidance changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. This guidance became effective for Ashland on October 1, 2020. As a result, Ashland recorded a $3 million increase in its allowance for credit losses, primarily related to asbestos receivables, and a $2 million decrease to retained earnings, net of tax, reflecting the cumulative effect on retained earnings.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were zero, $9 million and $15 million during the twelve months ended September 30, 2023, 2022 and 2021 respectively.

Other manufacturing facility sales

During 2023, Ashland entered into and completed a definitive sale agreement to sell a Specialty Additives manufacturing facility for less than $1 million. The net asset value related to this site was $4 million at September 30, 2022. Ashland recorded a $4 million impairment charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) during the twelve months ended September 30, 2023 related to this site.

During 2020, Ashland entered into a definitive sale agreement to sell a Specialty Additives facility, the assets and liabilities of which were classified as held for sale as of September 30, 2020. During 2021, Ashland completed the sale of the Specialty Additives facility. Net proceeds received from the sale were approximately $20 million ($14 million of which was received during the twelve months September 30, 2021). The company recognized a pre-tax gain of $14 million recorded within the income on acquisition and divestitures, net caption in the Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2021.

Ashland determined that these transactions did not qualify for discontinued operations treatment since neither represented a strategic shift that had or will have a major effect on Ashland’s operations and financial results.

Other corporate assets

During 2023, Ashland completed the sale of two excess land properties with a net book value of $2 million. Ashland received net proceeds of approximately $9 million and recorded a pre-tax gain of $7 million within the income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2023.

During 2022, Ashland completed the sale of two excess land properties with a net book value of $8 million as of September 30, 2021. Ashland received net proceeds of approximately $50 million and recorded pre-tax gain of $42 million within the income on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2022.

NOTE C – DISCONTINUED OPERATIONS

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

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations:

•
The Performance Adhesives business divested in 2022;
•
The Composites business and Marl facility (Composites/Marl facility) divested in 2019;
•
The separation of Valvoline Inc. (Valvoline) business divested in 2017;
•
The sale of Ashland Water Technologies (Water Technologies) business divested in 2014; and
•
The sale of the Ashland Distribution (Distribution) business divested in 2011.

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation (Riley), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption. See Note M for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for each of the years ended September 30.

(In millions)	2023	2022	2021
Income (loss) from discontinued operations
Performance Adhesives	$(1)	$33	$83
Composites/Marl facility	(1)	—	(1)
Valvoline	15	(7)	(33)
Water Technologies	—	5	(4)
Distribution	(5)	(9)	(6)
Asbestos-related litigation	(6)	(17)	(11)
Gain on disposal of discontinued operations
Performance Adhesives	—	1,063	—
Composites/Marl facility	—	—	(4)
Water Technologies	—	—	1
Income before taxes	2	1,068	25
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Performance Adhesives	6	8	(19)
Composites/Marl facility	—	2	1
Valvoline	—	1	36
Water Technologies	—	(1)	1
Distribution	1	2	1
Asbestos-related litigation	1	3	2
Expense related to gain on disposal of discontinued operations
Performance Adhesives	—	(337)	—
Income from discontinued operations, net of income taxes	$10	$746	$47

Performance Adhesives divestiture

The following table presents a reconciliation of the captions within Ashland’s Statements of Consolidated Income (Loss) for the income from discontinued operations attributable to the Performance Adhesives segment for each of the years ended September 30.

(In millions)	2022	2021
Income(loss) from discontinued operations attributable to Performance Adhesives
Sales	$171	$372
Cost of sales	(122)	(256)
Selling, general and administrative expense	(12)	(25)
Research and development expense	(4)	(8)
Intangible amortization expense	—	(1)
Pretax operating income of discontinued operations	33	82
Other net periodic benefit loss (income)	—	(1)
Pretax income of discontinued operations	33	83
Income tax expense	8	(19)
Income from discontinued operations	$41	$64

NOTE D – RESTRUCTURING ACTIVITIES

Restructuring activities

Ashland periodically implements company-wide and targeted restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2023 restructuring costs

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. Ashland recorded severance expense of $5 million during 2023 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2023, the severance reserve associated with this program was $3 million within accrued expenses and other liabilities in the Consolidated Balance Sheets.

Fiscal 2023 Life Sciences restructuring program

During 2023, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of $1 million during 2023 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2023, the severance reserve associated with this program was zero.

Fiscal 2020 restructuring costs

During 2022 and 2021, Ashland realized severance income of $2 million and $1 million, respectively, attributable to executive management changes and business management changes within the organization initiated in fiscal 2020 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2023 and 2022 the severance reserve associated with this transition was zero and $1 million, respectively.

The following table details at September 30, 2023, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2022.

(In millions)	Severance costs
Balance as of September 30, 2021	$6
Restructuring reserve	(2)
Utilization (cash paid)	(3)
Balance as of September 30, 2022	$1
Restructuring reserve	(1)
Utilization (cash paid)	—
Balance as of September 30, 2023	$—

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

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2023. For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note L.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417	$417	$417	$—	$—
Restricted investments (a) (b)	367	367	367	—	—
Investments of captive insurance company (c)	6	6	6	—	—
Foreign currency derivatives (d)	1	1	—	1	—
Total assets at fair value	$791	$791	$790	$1	$—

Liabilities
Foreign currency derivatives (e)	$1	$1	$—	$1	$—
Commodity derivatives (e)	4	4	—	4	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a) Included in restricted investments and $77 million within other current assets in the Consolidated Balance Sheets.

(b) Includes $243 million related to the Asbestos trust and $124 million related to the Environmental trust. See Note A for additional details.

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

Restricted investments

As discussed in Note A, Ashland maintains certain investments in a company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, primarily classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $77 million and $61 million classified within other current assets, in the Consolidated Balance Sheets for the periods ended in September 30, 2023, and 2022, respectively.

The following table presents gross unrealized gains and losses for the restricted securities as of September 30, 2023 and 2022:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	155	24	(2)	177
Fixed income mutual fund	226	—	(48)	178
Fair value	$393	$24	$(50)	$367

As of September 30, 2022
Demand deposit	$6	$—	$—	$6
Equity mutual fund	186	20	(25)	181
Fixed income mutual fund	234	—	(47)	187
Fair value	$426	$20	$(72)	$374

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio during 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Investment income (a)	$13	$16	$12
Net gains (losses) (a)	29	(102)	21
Funds restricted for specific transactions	9	74	91
Disbursements	(58)	(35)	(33)

(a) Included in the net interest and other expense caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

The following table summarizes the gains and losses recognized during 2023, 2022 and 2021 within the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2023	2022	2021
Foreign currency derivative gains (losses) (a)	$10	$(40)	$4

(a) Includes a $1 million gain reported within the income on acquisitions and divestitures, net caption for fiscal 2021.

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2023, and 2022 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2023	2022
Foreign currency derivative assets	$1	$1
Notional contract values	147	133

Foreign currency derivative liabilities	$1	$9
Notional contract values	103	535

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges. See Note A for more information.

The following table summarizes the gains and losses recognized during 2023, 2022, 2021 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2023	2022	2021
Commodity derivative gains (losses)	$(3)	$10	$1

The following table summarizes the fair values of the outstanding commodity derivatives as of September 30, 2023 and 2022 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2023	2022
Commodity derivative assets	$—	$4
Notional contract values	2	13

Commodity derivative liabilities	$4	$1
Notional contract values	16	9

Other financial instruments

At September 30, 2023 and 2022, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had carrying values of $1,327 million and $1,284 million, respectively, compared to a fair value of $1,160 million and $1,102 million, respectively. The fair values of long-term debt are based on quoted market prices.
NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30, 2023 and 2022.

(In millions)	2023	2022
Land	$146	$138
Buildings	467	458
Machinery and equipment	2,371	2,324
Construction in progress	227	130
Total property, plant and equipment (gross)	3,211	3,050
Accumulated depreciation	(1,838)	(1,712)
Total property, plant and equipment (net)	$1,373	$1,338

The following table summarizes various property, plant and equipment charges recognized during 2023, 2022, 2021 within the Statements of Consolidated Comprehensive Income.

(In millions)	2023	2022	2021
Depreciation	$150	$147	$154
Capitalized interest	4	1	2

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland performed its annual goodwill impairment test using the quantitative approach as of July 1, 2023, and concluded that the reporting unit fair values for all reporting units exceeded their carrying values. No impairment existed as of that date and no subsequent impairment indicators have been identified.

The following is a progression of goodwill by reportable segment for the years ended September 30, 2023 and 2022.

(In millions)	Life Sciences	Personal Care (a)	Specialty Additives (a)	Intermediates (a)	Total
Balance at September 30, 2021	$856	$129	$445	$—	$1,430
Currency translation and other	(69)	(11)	(38)	—	(118)
Balance at September 30, 2022	787	118	407	—	1,312
Currency translation and other	32	4	14	—	50
Balance at September 30, 2023	$819	$122	$421	$—	$1,362

(a)
As of September 30, 2023 and 2022, there were accumulated impairments of $356 million, $174 million, and $90 million related to the Personal Care, Specialty Additives, and Intermediates reportable segments, respectively.

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

Ashland performed its annual impairment test for other indefinite lived intangible assets using the quantitative approach as of July 1, 2023 and concluded that the assets fair values exceeded their carrying values. No impairment existed as of that date.

Other intangible assets were comprised of the following as of September 30, 2023 and 2022.

	2023			2022
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$97	$(43)	$54	$95	$(37)	$58
Intellectual property	731	(581)	150	718	(523)	195
Customer and supplier relationships	821	(417)	404	801	(369)	432
Total definite-lived intangible assets	1,649	(1,041)	608	1,614	(929)	685

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,927	$(1,041)	$886	$1,892	$(929)	$963

Amortization expense recognized on intangible assets was $93 million for 2023, $94 million for 2022 and $90 million for 2021, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2023, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that have been determined to have indefinite lives. Estimated amortization expense for future periods is $80 million in 2024, $76 million in 2025, $74 million in 2026, $52 million in 2027 and $50 million in 2028. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

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

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2023 and 2022.

(In millions)	2023	2022
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	528	489
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	64	60
Other (a)	6	(11)
Total debt	1,330	1,270
Short-term debt	16	—
Long-term debt (less debt issuance costs)	$1,314	$1,270

(a)
Other includes $13 million and $14 million of debt issuance costs as of September 30, 2023 and 2022, respectively. The current portion of the long-term debt was zero for both September 30, 2023 and 2022.

At September 30, 2023, Ashland’s total debt had an outstanding principal balance of $1,376 million, discounts of $33 million and debt issuance costs of $13 million. As of September 30, 2023, Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 3 years, $4 million due in fiscal 2027 and $528 million in 2028.

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

Ashland incurred $6 million of new debt issuance costs in connection with the 2031 Notes, which is amortized using the effective interest method over the 2031 Notes' term and was included in the net interest and other expense caption of the Statements of Consolidated Comprehensive Income (Loss) during 2021.

2022 Credit Agreement

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

At Ashland’s option, loans issued under the 2022 Credit Agreement will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate and (b) in the case of loans denominated in Euros, EURIBOR, in each case plus the applicable interest rate margin. Loans will initially bear interest at Term SOFR or EURIBOR plus 1.250% per annum, in the case of Term SOFR borrowings or EURIBOR borrowings, respectively, or at the alternate base rate plus 0.250% per annum, in the case of alternate base rate borrowings, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between Term SOFR or EURIBOR plus 1.250% per annum and Term SOFR or EURIBOR plus 1.750% per annum (or between the alternate base rate plus 0.250% per annum and the alternate base rate plus 0.750% per annum), based upon the Consolidated Net Leverage Ratio (as defined in the 2022 Credit Agreement) at such time. Term SOFR borrowings are subject to a credit spread adjustment of 0.10% per annum. In addition, the Company will initially be required to pay fees of 0.125% per annum on the daily unused amount of the 2022 Revolving Credit Facility through and including the date of delivery of a quarterly compliance certificate, and thereafter the fee rate will fluctuate between 0.125% and

0.275% per annum, based upon the Consolidated Net Leverage Ratio. Borrowings under the 2022 Credit Agreement may be prepaid at any time without premiums.

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

Debt repayments and repurchases

Cash repatriation

During 2023 and 2022, Ashland repatriated approximately $92 million and $250 million, respectively, in cash. In 2022 the repatriation was primarily used to repay existing debt, principally the prepayment of the Term loan A in 2022.

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

Accounts receivable facilities and off-balance sheet arrangements

U.S. accounts receivable sales program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity and consolidated Ashland subsidiary (SPE) entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which was set at $125 million between February and October of each year and up to $100 million all other times. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization. The arrangement was set to terminate on May 31, 2023.

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

Ashland recognized a $3 million and $1 million loss within the Statements of Consolidated Comprehensive Income (Loss) for 2023 and 2022, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $86 million of sales against the buyer’s limit, which was $115 million at September 30, 2023, compared to $110 million of sales against the buyer's limit, which was $125 million at September 30, 2022. Ashland transferred $106 million and $136 million in receivables to the SPE as of September 30, 2023 and 2022, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2023 and 2022 of less than $1 million. As of September 30, 2023 and 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $217 million and $312 million, respectively, of which $241 million and $315 million were collected by Ashland in our capacity as a servicer of the receivables and remitted to the buyer. The difference between receivables transferred and derecognized versus collected of $24 million and $3 million for the periods ended September 30, 2023 and 2022, respectively, represents the impact of a net reduction in account receivable sales volume during each year. The prior year period included the impact of a $21 million net reduction in accounts receivables sales volume attributable to the Adhesives business sold in 2022.

2018 foreign accounts receivable securitization

During July 2018, Ashland entered into a €115 million accounts receivable securitization facility (the Program) for the transfer by certain subsidiaries of Ashland (the Sellers) directly or indirectly to Ester Finance Titrisation (the Purchaser), a wholly-owned subsidiary of Crédit Agricole Corporate and Investment Bank (the Arranger), of certain receivables and/or collections originated by the Sellers towards certain corporate debtors located in multiple European jurisdictions and denominated in multiple currencies. The Program originally had a term of two years, but was extended to August 2021 in September 2019. During July 2021, the termination date of the Program was extended to July 2023. During July 2020, the available funding for qualified receivables under the accounts receivable securitization facility decreased from €115 million to €100 million. The program was extended on July 12, 2023 to September 30, 2023.

Under the Program, each Seller assigns, on an ongoing basis, certain of its accounts receivable and the right to the collections on those accounts receivable to the Purchaser. Under the terms of the Program, the Sellers could, from time to time, obtain up to €100 million from the Purchaser through the sale of an undivided interest in such accounts receivable and collections. Ashland accounts for the securitization facility as secured borrowings, and the receivables sold pursuant to the facility are included in the Consolidated Balance Sheets as accounts receivable. Fundings under the Program will be repaid as accounts receivable are collected, with new fundings being advanced (through daily advanced purchase price) as new accounts receivable are originated by the Sellers and assigned to the Purchaser, with settlement occurring monthly. Ashland classifies any borrowings under this facility as a short-term debt instrument within the Consolidated Balance Sheets. Once sold to the Purchaser, the accounts receivable and rights to collection described above are separate and distinct from each Sellers’ own assets and are not available to its creditors should such Sellers become insolvent.

At September 30, 2023 and 2022, the outstanding amounts of accounts receivable transferred by Ashland to the Purchaser were $124 million and $162 million, respectively and there were no borrowings (denominated in multiple currencies) under the facility for either period. The weighted-average interest rate for this instrument was 0.5% for 2023 and 2022, respectively.

Other debt

At September 30, 2023 and 2022, Ashland held other debt totaling $83 million and $63 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2023, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2022 Credit Agreement) is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2023, Ashland’s calculation of the consolidated net leverage ratio was 1.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2023, Ashland’s calculation of the consolidated interest coverage ratio was 8.6.

Net interest and other expense (income)

(In millions)	2023	2022	2021
Interest expense (a)	$54	$62	$69
Interest income	(12)	(4)	(1)
Loss on the accounts receivables sale program	3	1	1
Investment securities loss (income) (b)	(42)	86	(33)
Other financing costs (c)	3	4	20
	$6	$149	$56

(a)
Includes $1 million and $1 million of accelerated accretion and/or amortization for original issue discounts and debt issuance costs during 2022 and 2021, respectively.
(b)
Represents investment loss (income) related to the restricted investments discussed in Note E.
(c)
Includes costs of $16 million related to early redemption premium payments for the 2022 notes during 2021.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Normal amortization	$6	$6	$6
Accelerated amortization (a)	—	1	1
Total	$6	$7	$7

(a)
Fiscal year 2022 includes $1 million of accelerated debt issuance costs for the 2020 credit agreement. 2021 includes $1 million of accelerated debt issuance cost for the 2022 Notes.

NOTE I – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2023	2022
Deferred compensation investments	$87	$85
Tax and tax indemnity receivables	6	2
Life insurance policies	76	73
Manufacturing catalyst supplies	24	25
Defined benefit plan assets	17	21
Equity and other unconsolidated investments	3	3
Land use rights	6	6
Environmental insurance receivables	15	17
Debt issuance costs	2	2
Other	15	20
	$251	$254

Deferred compensation investments

Deferred compensation investments consist of insurance policies valued at cash surrender value. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). These investments had gains of $5 million during 2023, losses of $2 million during 2022, and gains of $10 million during 2021. During 2021, Ashland liquidated $90 million of deferred compensation investments to fund the Environmental trust. These cash inflows exclude company-owned life insurance death benefits of $6 million, $3 million and $1 million for 2023, 2022 and 2021, respectively. See Note A for additional details.

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2023	2022
Tax liabilities	$79	$127
Environmental remediation reserves	165	157
Deferred compensation	25	25
Other	22	16
	$291	$325

NOTE J – LEASING ARRANGEMENTS

Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. Substantially all of Ashland’s leases are operating leases or short-term leases. Real estate leases represented over 85% of the total lease liability at September 30, 2023 and 2022, respectively. See Note A for additional information related to Ashland’s leasing policies.

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

(In millions)	Location	2023	2022	2021
Lease cost:
Operating lease cost	Selling, General & Administrative	$13	$13	$13
Operating lease cost	Cost of Sales	15	16	15
Variable lease cost	Selling, General & Administrative	4	5	3
Variable lease cost	Cost of Sales	6	4	3
Short-term leases	Cost of Sales	2	3	3
Total lease cost (a)		$40	$41	$37

(a)
Includes $2 million lease termination fee in fiscal 2022.

The following table summarizes Ashland’s lease assets and liabilities as presented in the Consolidated Balance Sheet at September 30:

(In millions)	2023	2022
Assets
Operating lease assets, net	$122	$107
Total lease assets	$122	$107

Liabilities
Current operating lease obligations	$22	$19
Non-current operating lease obligations	106	94
Total lease liabilities	$128	$113

Ashland often has options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at Ashland's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland's discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of September 30, 2023 and 2022 was approximately 17 years in both periods.

Residual value guarantees are not common within Ashland's lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral. Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of September 30, 2023 and 2022 was 3.5% and 2.6%, respectively. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations was $32 million and $14 million for the twelve months ended September 30, 2023 and 2022, respectively.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities for during 2023, 2022 and 2021:

(In millions)	2023	2022	2021
Operating cash flows from operating leases	$27	$29	$29

The following table summarizes Ashland's maturities of lease liabilities as of September 30, 2023:

(In millions)	2023
2024	$24
2025	20
2026	15
2027	13
2028	10
Thereafter	85
Total lease payments	167
Less amount of lease payment representing interest	(39)
Total present value of lease payments	$128

NOTE K – INCOME TAXES

Income Tax Provision

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2023	2022	2021
Current
Federal	$(17)	$3	$(35)
State	(5)	7	(2)
Foreign	46	50	25
	24	60	(12)
Deferred	(32)	(35)	(26)
Income tax expense (benefit)	$(8)	$25	$(38)

Temporary differences that give rise to significant deferred tax assets and liabilities as of September 30 are presented in the following table.

(In millions)	2023	2022
Deferred tax assets
Foreign net operating loss carryforwards (a)	$24	$23
Employee benefit obligations	17	18
Environmental, self-insurance and litigation reserves (net of receivables)	110	116
State net operating loss carryforwards (net of unrecognized tax benefits) (b)	18	19
Compensation accruals	25	29
Credit carryforwards (net of unrecognized tax benefits) (c)	18	20
Other items	25	21
Other lease liability	13	17
Valuation allowances (d)	(56)	(56)
Total deferred tax assets	194	207
Deferred tax liabilities
Goodwill and other intangibles (e)	150	169
Property, plant and equipment	158	175
Right of use assets	12	16
Other	—	3
Total deferred tax liabilities	320	363
Net deferred tax liability	$(126)	$(156)

(a)
Gross net operating loss carryforwards of $99 million will expire in future years beyond 2024 or have no expiration, and primarily relate to European and Asian subsidiaries.
(b)
Apportioned net operating loss carryforwards generated of $462 million will expire in future years as follows: $78 million in 2024, $56 million in 2025 and the remaining balance in other future years.
(c)
Credit carryforwards consist primarily of foreign tax credits of $17 million expiring in future years, and state tax credits of $1 million that will expire in 2026 and other future years.
(d)
Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards and certain federal credit carryforwards.
(e)
The total gross amount of goodwill as of September 30, 2023 expected to be deductible for tax purposes is $42 million.

The U.S. and foreign components of income from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow. The foreign components of income from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2023	2022	2021
Income (loss) from continuing operations before income taxes
United States	$(112)	$(133)	$(96)
Foreign	272	339	231
Income from continuing operations before income taxes	$160	$206	$135

Income taxes computed at U.S. statutory rate	$34	$43	$28
Increase (decrease) in amount computed resulting from
Uncertain tax positions	(26)	(6)	(49)
Deemed inclusions, foreign dividends and other restructuring (a)	32	40	25
Foreign tax credits	(22)	(32)	(20)
Valuation allowance changes (b)	(7)	(4)	4
Research and development credits	(3)	(2)	(3)
State taxes	(1)	(4)	(5)
Goodwill impairment	—	—	2
International rate differential	(16)	(27)	(18)
Other items (c)	1	17	(2)
Income tax expense (benefit)	$(8)	$25	$(38)

(a)
2023 includes $19 million related to GILTI permanent adjustments and $12 million related to Subpart F. 2022 includes $31 million primarily related to GILTI permanent adjustment. 2021 includes $17 million primarily related to GILTI permanent adjustments.
(b)
2023 includes net $2 million related to deferred taxes and foreign tax credits. 2022 includes $4 million related to state NOL's. 2021 includes $13 million related to certain foreign tax credits partially offset by $5 million related to state NOL's and $4 million related to foreign jurisdictions.
(c)
2023 includes miscellaneous items of $1 million. 2022 includes $8 million related to withholding tax. 2021 includes $14 million related to the sale of a Specialty Additives facility partially offset by miscellaneous other items.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Ashland had $59 million and $84 million of unrecognized tax benefits at September 30, 2023 and 2022, respectively, recorded within other noncurrent liabilities. As of September 30, 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $48 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) in the Statements of Consolidated Comprehensive Income (Loss). Such interest and penalties totaled a $1 million benefit in 2023, $3 million expense in 2022 and $15 million benefit in 2021. Ashland had $10 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2023 and 2022.

Changes in unrecognized tax benefits were as follows:

(In millions)
Balance at September 30, 2021	$82
Decreases related to positions taken on items from prior years	(5)
Increases related to positions taken in the current year	19
Lapse of statute of limitations	(12)
Balance at September 30, 2022	$84
Decreases related to positions taken on items from prior years	(30)
Increases related to positions taken in the current year	8
Increases related to positions taken in the prior year	1
Lapse of statute of limitations	(4)
Balance at September 30, 2023	$59

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $3 million and $5 million for continuing operations. For the remaining balance as of September 30, 2023, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Foreign taxing jurisdictions significant to Ashland include Belgium, Brazil, China, Germany, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2019 and U.S. state income tax examinations by tax authorities for periods after September 30, 2017. With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2017.

NOTE L – EMPLOYEE BENEFIT PLANS

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

Postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost increase trend rate as of September 30, 2023 was 6.6% and continues to be reduced to 4.5% in 2040 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care costs.

Plan Amendments and Remeasurements

Following the completion of the sale of its Performance Adhesives business segment on February 28, 2022, the post-retirement benefits for approximately 40 employees transferred to Arkema, all of whom participated in a non-contributory defined benefit plan in the U.S., were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as February 28, 2022. As a result, Ashland recorded a $1 million actuarial gain within the other net periodic benefit loss (income) caption of the Statements of Consolidated Comprehensive Income (Loss) for fiscal 2022.

Net periodic benefit loss (income) allocation

Consistent with Ashland’s historical accounting policies, service cost for continuing operations is allocated to each reportable segment, excluding the Unallocated and other segment, while all other costs for continuing operations are recorded within the Unallocated and other segment.

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations and the assumptions used to determine net periodic benefit loss (income) for the plans.

	Pension benefits			Other postretirement benefits
(In millions)	2023	2022	2021	2023	2022	2021
Net periodic benefit loss (income)
Service cost (a)	$3	$4	$5	$1	$1	$1
Interest cost (b)	13	8	6	2	2	2
Curtailment, settlement and other (b)	—	(1)	—	—	—	—
Expected return on plan assets (b)	(7)	(7)	(8)	—	—	—
Actuarial (gain) loss (b)	—	(16)	3	(2)	(8)	(2)
	$9	$(12)	$6	$1	$(5)	$1
Weighted-average plan assumptions (c)
Discount rate for service cost	4.56%	2.99%	1.81%	5.80%	3.19%	3.15%
Discount rate for interest cost	5.44%	3.33%	1.69%	5.54%	2.10%	1.93%
Rate of compensation increase	3.07%	2.50%	2.53%
Expected long-term rate of return on plan assets	4.25%	2.89%	2.43%

(a)
Service cost is classified within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss).
(b)
These components are classified within the other net periodic benefit loss (income) caption on the Statements of Consolidated Comprehensive Income (Loss).
(c)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.

The changes in prior service credit recognized in accumulated other comprehensive income during both 2023 and 2022 were less than $1 million each. At September 30, 2023, Ashland expects to recognize less than $1 million of the prior service credit in accumulated other comprehensive income as net periodic benefit loss (income) during the next fiscal year.

At September 30, 2023 and 2022, the amounts included in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2023	2022	2023	2022
Prior service cost	$2	$2	$—	$—

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan. In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets. Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2023 and 2022 are as follows:

			Other postretirement
	Pension plans		benefit plans
(In millions)	2023	2022	2023	2022
Change in benefit obligations
Benefit obligations at October 1	$250	$422	$36	$47
Service cost	3	4	1	1
Interest cost	13	8	2	2
Participant contributions	—	—	—	—
Benefits paid	(16)	(16)	(4)	(6)
Actuarial (gain) loss	(10)	(123)	(1)	(8)
Curtailments	—	(1)	—	—
Foreign currency exchange rate changes	15	(38)	—	—
Other (including acquisitions)	—	(1)	—	—
Settlements	—	(5)	—	—
Benefit obligations at September 30	$255	$250	$34	$36
Change in plan assets
Value of plan assets at October 1	$201	$351	$—	$—
Actual return on plan assets	(2)	(100)	—	—
Employer contributions	8	5	—	—
Participant contributions	—	—	—	—
Benefits paid	(16)	(16)	—	—
Foreign currency exchange rate changes	14	(33)	—	—
Settlements	—	(5)	—	—
Other	(2)	(1)	—	—
Value of plan assets at September 30	$203	$201	$—	$—

Unfunded status of the plans	$(52)	$(49)	$(34)	$(36)

Amounts recognized in the balance sheet
Other assets (noncurrent)	$17	$21	$—	$—
Accrued expenses and other liabilities	(4)	(3)	(3)	(4)
Employee benefit obligations	(65)	(67)	(31)	(32)
Net amount recognized	$(52)	$(49)	$(34)	$(36)

Weighted-average plan assumptions
Discount rate	5.43%	5.09%	5.72%	2.98%
Rate of compensation increase	3.07%	2.50%

The accumulated benefit obligation for all pension plans was $250 million at September 30, 2023 and $245 million at September 30, 2022. All Ashland pension plans are either qualified U.S. or non-US plans. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

(In millions)	2023	2022
Projected benefit obligation	$149	$146
Accumulated benefit obligation	144	141
Fair value of plan assets	80	76

Plan assets

The expected long-term rate of return on pension plan assets was 4.25% and 2.89% for September 30, 2023 and 2022, respectively. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2023. For additional information and a detailed description of each level within the fair value hierarchy, see Note E.

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$11	$11	$—	$—
U.S. Government securities	6	—	6	—
Non-U.S. Government securities	39	—	39	—
Corporate debt instruments	80	—	80	—
Listed real assets	9	—	9	—
Asset-backed securities	7	—	7	—
Corporate stocks	25	—	25	—
Insurance contracts	26	—	26	—
Total assets at fair value	$203	$11	$192	$—

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

The current asset allocation for the U.S. plans is 47.6% fixed income securities, 38.8% equity securities and 13.6% other securities. Fixed income securities primarily include cash and cash equivalents, long duration corporate debt obligations and U.S. government debt obligations. In addition, Ashland’s non-U.S. plan fixed income securities include insurance contracts. Equity securities are comprised solely of traditional public equity investments. Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. Although the investment allocation may vary based on funding percentages and whether plans are still accruing additional liabilities, the weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2023 and 2022 by asset category follow.

		Actual at September 30
(In millions)	Target	2023	2022
Plan assets allocation
Equity securities	5 - 45%	18%	14%
Fixed income securities	55 - 95%	78%	81%
Other	0 - 5%	4%	5%
		100%	100%

Cash flows

During 2023 and 2022, Ashland contributed $3 million and less than $1 million to its U.S. pension plans, respectively, and $5 million in each year to its non-U.S. pension plans, respectively. Ashland expects to contribute approximately $6 million to its U.S. pension plans and expects to contribute approximately $5 million to its non-U.S. pension plans during 2024.

The following benefit payments, which reflect future service expectations, are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2024	$15	$3
2025	16	3
2026	17	3
2027	18	3
2028	17	3
2029 - 2033	90	15

Other plans

Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $23 million in 2023 and 2022, respectively, and $21 million in 2021. Ashland also sponsors various other employee benefit plans, some of which are required by different countries. The total noncurrent liabilities associated with these plans was $4 million for September 30, 2023 and 2022, respectively.

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES

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

(In thousands)	2023	2022	2021
Open claims - beginning of year	44	46	49
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(3)	(3)	(4)
Open claims - end of year	42	44	46

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed during 2023, it was determined that the liability for Ashland asbestos-related claims should be increased by $9 million. Total reserves for asbestos claims were $281 million at September 30, 2023 compared to $305 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2023	2022	2021
Asbestos reserve - beginning of year	$305	$320	$335
Reserve adjustment	9	16	12
Amounts paid	(33)	(31)	(27)
Asbestos reserve - end of year (a)	$281	$305	$320

(a)
Included $28 million and $29 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

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

At September 30, 2023, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $95 million (excluding the Hercules receivable for asbestos claims discussed below). Receivables from insurers amounted to $101 million at

September 30, 2022. During 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $3 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2023	2022	2021
Insurance receivable - beginning of year	$101	$100	$103
Receivable adjustment (a)	3	7	6
Insurance settlement	—	—	—
Amounts collected	(9)	(6)	(9)
Insurance receivable - end of year (b)	$95	$101	$100

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard described in Note A. The total allowance for credit losses were $1 million and $2 million as of September 30, 2023 and 2022.
(b)
Included $11 million and $12 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

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

(In thousands)	2023	2022	2021
Open claims - beginning of year	11	12	12
New claims filed	1	1	1
Claims dismissed	—	(2)	(1)
Open claims - end of year	12	11	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate, completed during 2023, it was determined that the liability for Hercules asbestos-related claims should be decreased by $2 million. Total reserves for asbestos claims were $191 million at September 30, 2023 compared to $213 million at September 30, 2022.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2023	2022	2021
Asbestos reserve - beginning of year	$213	$217	$229
Reserve adjustments	(2)	15	8
Amounts paid	(20)	(19)	(20)
Asbestos reserve - end of year (a)	$191	$213	$217

(a)
Included $17 million and $18 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and 2022, the receivables from insurers amounted to $47 million and $52 million, respectively. During 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $3 million decrease in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2023	2022	2021
Insurance receivable - beginning of year	$52	$47	$47
Receivable adjustment (a)	(3)	7	1
Amounts collected	(2)	(2)	(1)
Insurance receivable - end of year (b)	$47	$52	$47
(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the new credit measurement standard described in Note A. The total allowance for credit losses was $1 million as of September 30, 2023 and 2022, respectively.
(b)
Included $4 million and $3 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $422 million for the Ashland asbestos-related litigation (current reserve of $281 million) and approximately $288 million for the Hercules asbestos-related litigation (current reserve of $191 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2023, such locations included 57 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $214 million at September 30, 2023 compared to $211 million at September 30, 2022, of which $165 million at September 30, 2023 and $157 million at September 30, 2022 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2023 and 2022.

(In millions)	2023	2022
Environmental remediation reserve - beginning of year	$211	$207
Disbursements	(54)	(63)
Revised obligation estimates and accretion	57	67
Environmental remediation reserve - end of year	$214	$211

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2023 and 2022, Ashland’s recorded receivable for these probable insurance recoveries was $17 million and $21 million, respectively, of which $15 million and $17 million was classified in other noncurrent assets in the respective Consolidated Balance Sheets.

During 2023, 2022 and 2021, Ashland recognized $56 million, $66 million and $50 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the years ended September 30, 2023, 2022 and 2021.

(In millions)	2023	2022	2021
Environmental expense	$56	$66	$50
Accretion	1	1	1
Legal expense	3	4	4
Total expense	60	71	55

Insurance receivable	(1)	(5)	(4)
Total expense, net of receivable activity (a)	$59	$66	$51

(a)
Net expense of $5 million, $13 million and $6 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively, related to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $465 million. The largest reserve for any site is 21% of the remediation reserve.

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

As of September 30, 2023, Ashland had received all favorable court rulings for previously filed suits, completed its analysis of certain prior year overpayments related to ICMS and received acknowledgment from the Brazilian tax authority that allows Ashland to begin the process to recover the taxes. As a result, Ashland recorded a pre-tax gain of $12 million for period ended September 30, 2023 for certain excess PIS/COFINS paid from 2012 to February 2023 plus interest. The gain was recognized within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). Ashland plans to start utilizing these credits in December 2023.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2023 and 2022. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2023.

NOTE N – EQUITY ITEMS

Stock repurchase programs

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 stock repurchase program). The new authorization terminates and replaces the company's 2022 stock repurchase program, which had $200 million outstanding at the date of termination. In 2022, the 2022 stock repurchase program replaced and terminated the 2018 $1 billion share repurchase program, which had $150 million outstanding at its date of termination on May 22, 2022. As of September 30, 2023, $1 billion remained available for repurchase under the 2023 stock repurchase program.

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

Stockholder dividends

Ashland paid dividends per common share of $1.44, $1.27 and $1.15 during 2023, 2022 and 2021, respectively.

In May 2023, the Board of Directors of Ashland announced a quarterly cash dividend of 38.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 33.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2023.

In May 2022, the Board of Directors of Ashland announced a quarterly cash dividend of 33.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 30.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2022 and the first and second quarters of fiscal 2023.

In May 2021, the Board of Directors of Ashland announced a quarterly cash dividend of 30.0 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 27.5 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022.

In May 2019, the Board of Directors of Ashland announced a quarterly cash dividend of 27.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 25.0 cents per share. This dividend was paid in the first and second quarters of fiscal 2021.

Shares reserved for issuance

At September 30, 2023, 17.3 million common shares were reserved for issuance under stock incentive and deferred compensation plans.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table, before tax and net of tax effects.

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2023
Other comprehensive income (loss)
Unrealized translation gain	$72	$—	$72
Unrealized loss on commodity hedges	(8)	2	(6)
Total other comprehensive income (loss)	$64	$2	$66

Year ended September 30, 2022
Other comprehensive income (loss)
Unrealized translation loss	$(199)	$2	$(197)
Unrealized loss on commodity hedges	(2)	1	(1)
Pension and postretirement obligation adjustment	1	—	1
Total other comprehensive income (loss)	$(200)	$3	$(197)

Year ended September 30, 2021
Other comprehensive income (loss)
Unrealized translation gain	$8	$(1)	$7
Unrealized gain on commodity hedges	5	(1)	4
Total other comprehensive income (loss)	$13	$(2)	$11

Summary of Stockholders’ Equity

A reconciliation of changes in stockholders’ equity are as follows:

(In millions)	2023	2022	2021
Common stock and paid in capital
Balance, beginning of period	$136	$328	$770
Common shares issued under stock incentive and other plans (a)	12	8	8
Common shares purchased under repurchase program (b) (c)	(143)	(200)	(450)
Balance, end of period	5	136	328
Retained earnings
Balance, beginning of period	3,653	2,796	2,649
Adoption of new accounting pronouncements (d)	—	—	(2)
Common shares purchased under repurchase program (b)	(160)	—	—
Net income	178	927	220
Regular dividends	(76)	(70)	(71)
Balance, end of period	3,595	3,653	2,796
Accumulated other comprehensive income (loss)
Balance, beginning of period	(569)	(372)	(383)
Unrealized translation gain (loss)	72	(197)	7
Unrealized gain (loss) on commodity hedges	(6)	(1)	4
Pension and postretirement obligation adjustment	—	1	—
Balance, end of period	(503)	(569)	(372)
Total stockholders' equity	$3,097	$3,220	$2,752
Cash dividends declared per common share	$1.44	$1.27	$1.15

(a)
Common shares issued were 193,767, 168,270 and 183,281 for 2023, 2022 and 2021, respectively.
(b)
Common shares repurchased were 3,082,928, 2,853,312 and 3,922,423 for 2023, 2022 and 2021, respectively.
(c)
Includes $3 million in excise tax on stock repurchases for 2023.
(d)
Represents the cumulative-effect adjustment related to the adoption of the new guidance related to the measurement of credit losses on financial instruments during fiscal 2021. See Note A for more information.

NOTE O – STOCK INCENTIVE PLANS

Ashland has stock incentive plans under which key employees or directors are granted performance share awards or nonvested stock awards. Each program is typically a long-term incentive plan designed to link employee compensation with increased shareholder value or reward superior performance and encourage continued employment with Ashland. Ashland recognizes compensation expense for the grant date fair value of stock-based awards over the requisite service period and accounts for forfeitures when they occur across all stock-based awards.

The components of Ashland's pretax compensation expense for stock-based awards (net of forfeitures) and associated income tax benefits are as follows.

(In millions)	2023 (a)	2022 (b)	2021 (c)
SARs	$—	$1	$2
Nonvested stock awards	11	12	10
Performance share awards	11	11	6
	$22	$24	$18

Income tax benefit	$5	$6	$4

(a)
The year ended September 30, 2023 included $1 million of expense and $1 million of income related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
(b)
The year ended September 30, 2022 included $4 million and $2 million of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
(c)
The year ended September 30, 2021 included $3 million and zero of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.

Stock Appreciation Rights

SARs were granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs lapse ten years after the date of grant. Ashland estimated the fair value of SARs granted using the Black-Scholes option-pricing model. Ashland has not granted any SARs since August 2020.

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table.

	2023		2022		2021
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	exercise price	common	exercise price	common	exercise price
share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	1,142	$63.85	1,543	$62.14	1,993	$61.11
Exercised	(114)	52.31	(392)	57.32	(386)	54.44
Forfeitures and expirations	(5)	46.67	(9)	54.70	(64)	77.17
Outstanding - end of year (a)	1,023	65.22	1,142	63.85	1,543	62.14
Exercisable - end of year	1,023	65.22	1,094	63.24	1,415	60.68

(a)
Exercise prices per share for SARs outstanding at September 30, 2023 ranged from $47.63 to $59.95 for 521 thousand shares and from $67.16 to $82.34 for 502 thousand shares. The weighted-average remaining contractual life of outstanding and exercisable SARs and stock options was 3.7 years.

The total intrinsic value of SARs exercised was $6 million in 2023, $19 million in 2022 and $12 million in 2021. The actual tax benefit realized from the exercised SARs was $1 million in 2023, $4 million in 2022 and $3 million in 2021. The total grant date fair value of SARs that vested during 2023, 2022 and 2021 was $1 million each year. As of September 30, 2023, there was zero unrecognized compensation costs related to SARs. As of September 30, 2023, the aggregate intrinsic value of outstanding and exercisable SARs was $17 million.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2023		2022		2021
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	grant date	common	grant date	common	grant date
share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	209	$82.55	211	$76.10	199	$74.57
Granted	92	105.72	80	92.34	93	78.96
Vested	(106)	82.04	(72)	78.81	(69)	75.10
Forfeitures	(7)	106.25	(10)	80.06	(12)	79.02
Nonvested - end of year	188	97.66	209	82.55	211	76.10

The total grant date fair value of nonvested stock awards that vested during 2023, 2022 and 2021 was $8 million, $6 million and $5 million, respectively. As of September 30, 2023, there was $6 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of September 30, 2023, 54 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was zero, $6 million, and $3 million during 2023, 2022 and 2021, respectively.

Performance awards

Ashland sponsors a long-term incentive plan that awards performance shares/units to certain key employees that are tied to Ashland’s overall financial performance relative to the financial performance of selected industry peer groups and/or internal targets. Awards are granted annually, with each award covering a three-year measurement period and vesting over a one to three year period. Nonvested performance shares/units do not entitle employees to vote the shares or to receive any dividends thereon.

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

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

			Weighted-
		Target	average
		shares/units	fair value per
(In thousands)	Vesting period	granted (a)	share/unit (a)
Fiscal Year 2023	October 1, 2022 - September 30, 2025	98	$135.93
Fiscal Year 2022	October 1, 2021 - September 30, 2024	110	$131.33
Fiscal Year 2021	October 1, 2020 - September 30, 2023	122	$90.44

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

	2023	2022	2021
Risk-free interest rate	4.22%	1.18%	0.2%
Expected dividend yield	1.3%	1.3%	1.6%
Expected life (in years)	3	3	3
Expected volatility	35.1%	33.4%	32.7%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		average		average		average
(In thousands except per	Shares/	grant date	Shares/	grant date	Shares/	grant date
share data)	Units	fair value	Units	fair value	Units	fair value
Nonvested - beginning of year	310	$105.78	253	$88.66	227	$80.86
Granted	98	135.93	110	131.33	122	90.44
Vested	(88)	84.33	(1)	96.32	(79)	68.93
Forfeitures	(33)	94.53	(52)	85.78	(17)	89.36
Nonvested - end of year	287	118.43	310	105.78	253	88.66

As of September 30, 2023, there was $10 million of total unrecognized compensation costs related to nonvested performance share/unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

NOTE P – REVENUE

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Consolidated Balance Sheets. Ashland’s trade receivables were $288 million and $369 million as of September 30, 2023 and September 30, 2022, respectively. See Note H for additional information on Ashland's program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment and geographical region, as Ashland believes these categories best depict how management reviews the financial performance of its operations for the twelve months ended September 30, 2023, 2022 and 2021. Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation. See the following tables for details (Intersegment sales eliminations have been excluded. See Note Q for additional information.):

Sales by geography
(In millions)	2023	2022	2021
Life Sciences
North America	$228	$244	$229
Europe	305	267	242
Asia Pacific	233	218	192
Latin America & other	103	86	74
	$869	$815	$737

(In millions)	2023	2022	2021
Personal Care
North America	$176	$198	$180
Europe	233	270	240
Asia Pacific	105	126	100
Latin America & other	84	84	72
	$598	$678	$592

(In millions)	2023	2022	2021
Specialty Additives
North America	$203	$247	$203
Europe	214	258	246
Asia Pacific	153	182	171
Latin America & other	30	32	35
	$600	$719	$655

(In millions)	2023	2022	2021
Intermediates
North America	$128	$163	$114
Europe	27	39	28
Asia Pacific	22	43	29
Latin America & other	8	11	7
	$185	$256	$178

For fiscal 2023, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 37% of total consolidated sales and polyvinylprrolidones (PVP) representing 25% of total consolidated sales.

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

International data

Information about Ashland’s domestic and international operations follows. Ashland has no operations in any individual international country or single customer that represented more than 10% of sales in 2023, 2022 and 2021.

	Sales to external customers			Net assets (liabilities)		Property, plant and equipment - net
(In millions)	2023	2022	2021	2023	2022	2023	2022
United States	$634	$731	$637	$1,532	$1,857	$1,032	$1,042
International	1,557	1,660	1,474	1,565	1,363	341	296
	$2,191	$2,391	$2,111	$3,097	$3,220	$1,373	$1,338

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss (income) caption of the Statement of Consolidated Comprehensive Income (loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. This includes changes in prior years for indirect corporate costs previously allocated to Performance Adhesives. These costs are now reflected in Unallocated and Other for all periods presented.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment.

The following table presents various financial information for each reportable segment for the years ended September 30, 2023, 2022 and 2021.

Ashland Inc. and Consolidated Subsidiaries
Reportable Segment Information
Years Ended September 30
(In millions)	2023	2022	2021
Sales
Life Sciences	$869	$815	$737
Personal Care	598	678	592
Specialty Additives	600	719	655
Intermediates	185	256	178
Intersegment sales (a)	(61)	(77)	(51)
	$2,191	$2,391	$2,111
Equity income
Life Sciences	$—	$—	$—
Personal Care	1	1	—
Specialty Additives	—	—	—
Intermediates	—	—	—
	$1	$1	$—
Other income
Life Sciences	$—	$—	$—
Personal Care	—	—	2
Specialty Additives	—	—	—
Intermediates	—	—	—
Unallocated and Other	6	2	7
	$6	$2	$9
Equity and other income	$7	$3	$9

Operating income (loss)
Life Sciences	$172	$155	$130
Personal Care (b)	52	102	73
Specialty Additives (b)	10	103	61
Intermediates	50	87	35
Unallocated and Other (b)	(112)	(114)	(107)
	$172	$333	$192

(In millions)	2023	2022	2021
Depreciation expense
Life Sciences	$41	$35	$36
Personal Care	38	37	39
Specialty Additives	58	63	66
Intermediates	13	12	12
Unallocated and Other	—	—	1
	$150	$147	$154
Amortization expense
Life Sciences	$28	$28	$28
Personal Care	47	47	42
Specialty Additives	18	18	19
Intermediates	—	1	1
Unallocated and Other	—	—	—
	$93	$94	$90
EBITDA (c)
Life Sciences	$241	$218	$194
Personal Care	137	186	154
Specialty Additives	86	184	146
Intermediates	63	100	48
Unallocated and Other	(112)	(114)	(106)
	$415	$574	$436
Additions to property, plant and equipment
Life Sciences	$46	$28	$27
Personal Care	20	14	7
Specialty Additives	99	61	67
Intermediates	3	7	2
Unallocated and Other	2	3	2
	$170	$113	$105

(In millions)	2023	2022
Assets
Life Sciences	$1,904	$1,905
Personal Care	1,004	1,073
Specialty Additives	1,580	1,567
Intermediates	136	170
Unallocated and Other	1,315	1,498
	$5,939	$6,213
Property, plant and equipment - net
Life Sciences	$419	$422
Personal Care	160	153
Specialty Additives	642	603
Intermediates	47	56
Unallocated and Other	105	104
	$1,373	$1,338

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes income on acquisitions and divestitures, net for fiscal 2023, 2022 and 2021 within Unallocated and Other. Includes a $4 million impairment charge related to a Specialty Additives facility in 2023. Includes a fixed asset impairment of $3 million related to Personal Care and a capital project impairment of $10 million related to Specialty Additives in 2021.
(c)
Excludes income from discontinued operations and other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

NOTE R – SUBSEQUENT EVENTS

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (SPE), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (foreign accounts receivable sales program) in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at €125 million. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

Ashland determined that any receivables transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received true sale at law and non-consolidation opinions from independent qualified legal advisors in the jurisdiction of each originating subsidiary to support the legal isolation of these receivables. Consequently, Ashland will account for receivables transferred to buyers as part of this agreement as sales.

In addition, the 2018 foreign accounts receivable securitization was not extended in October 2023 with the initiation of the foreign accounts receivable sales program.

This page intentionally left blank.