Form 10-Q
period 2023-12-31
ASHLAND INC.
filed 2024-01-31
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-211719

ASHLAND INC.

(a Delaware corporation)

I.R.S. No. 81-2587835

8145 Blazer Drive

Wilmington, Delaware 19808

Telephone Number (302) 995-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ASH	New York Stock Exchange

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

At December 31, 2023, there were 50,094,986 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2023	2022
Sales	$473	$525
Cost of sales	375	360
Gross profit	98	165

Selling, general and administrative expense	83	93
Research and development expense	12	13
Intangibles amortization expense - Note F	21	23
Equity and other income	2	1
Loss on acquisitions and divestitures, net	(2)	—
Operating income (loss)	(18)	37

Net interest and other income	(24)	(14)
Other net periodic benefit loss - Note J	2	1
Income from continuing operations before income taxes	4	50
Income tax expense (benefit) - Note I	(24)	8
Income from continuing operations	28	42
Loss from discontinued operations, net of income taxes - Note B	(2)	(2)
Net income	$26	$40

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations	$0.54	$0.77
Loss from discontinued operations	(0.03)	(0.03)
Net income	$0.51	$0.74

Diluted earnings per share - Note L
Income from continuing operations	$0.54	$0.76
Loss from discontinued operations	(0.03)	(0.03)
Net income	$0.51	$0.73

COMPREHENSIVE INCOME
Net income	$26	$40
Other comprehensive income (loss), net of tax
Unrealized translation gain	54	82
Unrealized loss on commodity hedges	(1)	(4)
Other comprehensive income - Note M	53	78
Comprehensive income	$79	$118

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2023	September 30 2023
ASSETS
Current assets
Cash and cash equivalents	$440	$417
Accounts receivable(a) - Note G	194	338
Inventories - Note E	588	626
Other assets	143	125
Total current assets	1,365	1,506
Noncurrent assets
Property, plant and equipment
Cost	3,277	3,211
Accumulated depreciation	1,910	1,838
Net property, plant and equipment	1,367	1,373
Goodwill - Note F	1,396	1,362
Intangibles - Note F	875	886
Operating lease assets, net - Note H	123	122
Restricted investments - Note D	315	290
Asbestos insurance receivable(b) - Note K	124	127
Deferred income taxes	45	22
Other assets	256	251
Total noncurrent assets	4,501	4,433
Total assets	$5,866	$5,939

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note G	$—	$16
Trade and other payables	202	210
Accrued expenses and other liabilities	190	208
Current operating lease obligations - Note H	22	22
Total current liabilities	414	456
Noncurrent liabilities
Long-term debt - Note G	1,341	1,314
Asbestos litigation reserve - Note K	412	427
Deferred income taxes	148	148
Employee benefit obligations - Note J	98	100
Operating lease obligations - Note H	107	106
Other liabilities	293	291
Total noncurrent liabilities	2,399	2,386
Commitments and contingencies - Note K
Stockholders’ equity - Note M	3,053	3,097

Total liabilities and stockholders' equity	$5,866	$5,939

(a)
Accounts receivable includes an allowance for credit losses of $3 million at both December 31, 2023 and September 30, 2023.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $2 million at both December 31, 2023 and September 30, 2023.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2023	2022
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$26	$40
Loss from discontinued operations, net of income taxes	2	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	77	59
Original issue discount and debt issuance costs amortization	1	1
Deferred income taxes	(30)	7
Stock based compensation expense	1	7
Excess tax benefit on stock-based compensation	—	1
Income from restricted investments	(35)	(26)
Asset impairments	—	4
Pension contributions	(8)	(1)
Change in operating assets and liabilities(a)	167	(123)
Total cash flows provided (used) by operating activities from continuing operations	201	(29)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(36)	(23)
Proceeds from settlement of Company-owned life insurance contracts	—	2
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(5)	(5)
Reimbursements from restricted investments	16	—
Proceeds from sale of securities	9	—
Purchases of securities	(9)	—
Total cash flows used by investing activities from continuing operations	(26)	(27)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of Common Stock	(100)	—
Repayment of short-term debt	(16)	—
Cash dividends paid	(20)	(18)
Stock based compensation employee withholding taxes paid in cash	(3)	(9)
Total cash flows used by financing activities from continuing operations	(139)	(27)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	36	(83)
Cash used by discontinued operations
Operating cash flows	(14)	(34)
Total cash used by discontinued operations	(14)	(34)
Effect of currency exchange rate changes on cash and cash equivalents	1	3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	(114)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	417	646
CASH AND CASH EQUIVALENTS - END OF PERIOD	$440	$532

(a)
Excludes changes resulting from operations acquired, sold or held for sale.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting ("U.S. GAAP") and Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Results of operations for the period ended December 31, 2023 are not necessarily indicative of the expected results for the remainder of the fiscal year.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. For additional information about Ashland's reportable segments, see Note P.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There were no new standards that were either issued or adopted in the current fiscal year that will have a material impact on Ashland's Condensed Consolidated Financial Statements.

NOTE B – DISCONTINUED OPERATIONS

Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and tax items have been recorded within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss) for all periods presented.

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three months ended December 31, 2023 and 2022:

•
The Performance Adhesives business divested in 2022; and
•
The sale of the Ashland Distribution (Distribution) business divested in 2011.

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of

Riley Stoker Corporation, a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption. See Note K for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions)	2023	2022
Loss from discontinued operations, net of income taxes
Performance Adhesives	$(3)	$(1)
Asbestos-related litigation	1	—
Distribution	—	(1)
	$(2)	$(2)

NOTE C – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2024 and 2023 restructuring costs

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. This program continued into fiscal 2024.

Severance costs

Ashland recorded severance expense of $3 million and zero during the three months ended December 31, 2023 and 2022, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of December 31, 2023 and September 30, 2023, the severance reserve associated with this program was $3 million within accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table details at December 31, 2023, the amount of restructuring severance reserves related to this program.

(In millions)	Severance costs
Balance at of September 30, 2023	$3
Restructuring reserve	3
Utilization (cash paid)	(3)
Balance at December 31, 2023	$3

Plant optimization actions

During the three months ended December 31, 2023, Ashland incurred $21 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility, which was recorded within the cost of goods sold caption of the Statements of Consolidated Comprehensive Income (Loss).

Fiscal 2023 Life Sciences restructuring program

During the three months ended December 31, 2022, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of $1 million during the three months ended December 31, 2022, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of December 31, 2023 and September 30, 2023, the severance reserve associated with this program was zero.

NOTE D – FAIR VALUE MEASUREMENTS

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2023.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$440	$440	$440	$—	$—
Restricted investments(a)(b)	392	392	392	—	—
Investment of captive insurance company(c)	7	7	7	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$840	$840	$839	$1	$—

Liabilities
Commodity derivatives(e)	5	5	—	5	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a)
Included in restricted investments and $77 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $258 million related to the Asbestos trust and $134 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Condensed Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2023.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417	$417	$417	$—	$—
Restricted investments(a)(b)	367	367	367	—	—
Investment of captive insurance company(c)	6	6	6	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$791	$791	$790	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	4	4	—	4	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a)
Included in restricted investments and $77 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $243 million related to the Asbestos trust and $124 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Condensed Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

Restricted investments

Ashland maintains certain investments in company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $77 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both December 31, 2023 and September 30, 2023.

The following table presents gross unrealized gains and losses for the restricted securities as of December 31, 2023 and September 30, 2023:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2023
Demand deposit	$16	$—	$—	$16
Equity mutual fund	147	36	—	183
Fixed income mutual fund	226	—	(33)	193
Fair value	$389	$36	$(33)	$392

As of September 30, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	155	24	(2)	177
Fixed income mutual fund	226	—	(48)	178
Fair value	$393	$24	$(50)	$367

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio for the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions)	2023	2022
Investment income(a)	$5	$4
Net gains(a)	31	21
Funds restricted for specific transactions	5	5
Disbursements	(16)	—

(a)
Included in the net interest and other income caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three months ended December 31, 2023 and 2022 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2023	2022
Foreign currency derivative gains	$3	$8

The following table summarizes the fair values of the outstanding foreign currency derivatives as of December 31, 2023 and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2023	2023
Foreign currency derivative assets	$1	$1
Notional contract values	173	147

Foreign currency derivative liabilities	$—	$1
Notional contract values	17	103

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized during the three months ended December 31, 2023 and 2022 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended
	December 31
(In millions)	2023	2022
Commodity derivative gains (losses)	$(1)	$1

The following table summarizes the fair values of the outstanding commodity derivatives as of December 31, 2023, and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	December 31	September 30
(In millions)	2023	2023
Commodity derivative assets	$—	$—
Notional contract values	—	2

Commodity derivative liabilities	$5	$4
Notional contract values	14	16

Other financial instruments

At December 31, 2023 and September 30, 2023, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,354 million and $1,327 million, respectively, compared to a fair value of $1,279 million and $1,160 million, respectively. The fair values of long-term debt are based on quoted market prices.

NOTE E – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheets dates.

	December 31	September 30
(In millions)	2023	2023
Finished products	$376	$390
Raw materials, supplies and work in process	212	236
	$588	$626

NOTE F – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three months ended December 31, 2023.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2023.

	Life	Personal	Specialty
(In millions)	Sciences	Care(a)	Additives(a)	Intermediates(a)	Total
Balance at September 30, 2023	$819	$122	$421	$—	$1,362
Currency translation	21	2	11	—	34
Balance at December 31, 2023	$840	$124	$432	$—	$1,396

(a)
As of December 31, 2023 and September 30, 2023, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three months ended December 31, 2023.

Other intangible assets were comprised of the following as of December 31, 2023 and September 30, 2023.

	December 31, 2023			September 30, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$99	$(44)	$55	$97	$(43)	$54
Intellectual property	741	(598)	143	731	(581)	150
Customer and supplier relationships	835	(436)	399	821	(417)	404
Total definite-lived intangibles	1,675	(1,078)	597	1,649	(1,041)	608

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,953	$(1,078)	$875	$1,927	$(1,041)	$886

Amortization expense recognized on intangible assets was $21 million and $23 million for the three months ended December 31, 2023 and 2022, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $79 million in 2024 (includes three months actual and nine months estimated), $77 million in 2025, $75 million in 2026, $53 million in 2027 and $50 million in 2028. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE G – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	December 31, 2023	September 30, 2023
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	554	528
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	64	64
Other(a)	(9)	6
Total debt	1,341	1,330
Short-term debt	—	16
Long-term debt (less debt issuance costs)	$1,341	$1,314

(a)
Other includes $13 million of debt issuance costs as of December 31, 2023 and September 30, 2023. The current portion of the long-term debt was zero for both December 31, 2023 and September 30, 2023.

The scheduled aggregate maturities to 2028 for long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of December 31, 2023: zero in the next 3 years, $4 million in 2027, and $554 million in 2028.

Accounts Receivable Facilities and Off-Balance Sheet Arrangements

U.S. Accounts Receivable Sales Program

Ashland continues to maintain its U.S. Accounts Receivable Sales Program, which was entered into during fiscal 2021. Ashland accounts for the receivables transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Condensed Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the net interest and other income caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a loss of less than $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2023 and 2022 within the net interest and other income caption associated with sales under the program. Ashland has recorded $78 million in sales at December 31, 2023 against the buyer’s limit, which was $100 million at December 31, 2023 compared to $86 million of sales at September 30, 2023 against the buyer's limit, which was $115 million at September 30, 2023. Ashland transferred $99 million and $106 million in receivables to the special purpose entity as of December 31, 2023 and September 30, 2023, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of December 31, 2023 and September 30, 2023 of less than $1 million.

As of December 31, 2023 and 2022, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $85 million and $49 million, respectively, of which $77 million and $68 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between receivables transferred and derecognized versus collected of $8 million and $19 million for the periods ended December 31, 2023 and 2022, respectively, represents the impact of a net increase and a net reduction in accounts receivable sales volume during each period, respectively.

2018 Foreign Accounts Receivable Securitization Facility

In October 2023, Ashland terminated its 2018 Foreign Accounts Receivable Securitization Facility. The program had no outstanding borrowings at its termination. This program did not meet criteria for sale accounting and was reported as secured borrowing under ASC 860. At September 30, 2023, the outstanding amount of accounts receivable transferred by Ashland to the purchaser was $124 million.

Foreign Accounts Receivable Sales Program

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (the "SPE"), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Programs) primarily in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at €125 million. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

Ashland determined that any receivables transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received true sale at law and non-consolidation opinions from independent qualified legal advisors in the jurisdiction of each originating subsidiary to support the legal isolation of these receivables. Consequently, Ashland accounts for receivables transferred to buyers as part of this agreement as sales.

Through December 31, 2023, Ashland has sold $102 million in receivables under this agreement. Accordingly, Ashland recognized $1 million in losses within the net interest and other income caption of the Statements of Consolidated Income (Loss) for the three months ended December 31, 2023. Ashland recorded $102 million in sales and gross proceeds received against the buyer's limit, which was $102 million at December 31, 2023. Ashland transferred $147 million in receivables to the SPE as of December 31, 2023. Ashland recorded less than $1 million in liabilities related to its service obligations and limited guarantee as of December 31, 2023.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of December 31, 2023. Ashland's total borrowing capacity at December 31, 2023 was $596 million.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of December 31, 2023.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2023, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At December 31, 2023, Ashland’s calculation of the consolidated net leverage ratio was 2.1.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At December 31, 2023, Ashland’s calculation of the interest coverage ratio was 7.6.

NOTE H – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended
		December 31
(In millions)	Location	2023	2022
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$4	$3
Operating lease cost	Cost of Sales	3	3
Variable lease cost	Selling, General & Administrative	1	1
Variable lease cost	Cost of Sales	1	2
Short-term leases	Cost of Sales	1	1
Total lease cost		$10	$10

(a)
Includes a $1 million charge for the impairment of an abandoned right of use office building asset for the three months ended December 31, 2023.

Right-of-use assets exchanged for new operating lease obligations were $1 million and $2 million for the three months ended December 31, 2023 and 2022, respectively.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities:

	Three months ended
	December 31
(In millions)	2023	2022
Operating cash flows from operating leases	$7	$7

NOTE I – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 600% for the three months ended December 31, 2023.

The current quarter's tax rate was impacted by jurisdictional income mix, as well as net $24 million from favorable tax discrete items primarily related to changes in foreign tax reform related activity.

Prior fiscal year

The overall effective tax rate was 16% for the three months ended December 31, 2022. The prior year quarter's tax rate was impacted by jurisdictional income mix, as well as net $1 million from favorable tax discrete items.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2023.

(In millions)
Balance at October 1, 2023	$59
Increases related to positions taken in prior years	3
Lapse of statute of limitations	(1)
Balance at December 31, 2023	$61

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $4 million and $5 million for continuing operations. For the remaining balance as of December 31, 2023, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE J - EMPLOYEE BENEFIT PLANS

Plan contributions

For the three months ended December 31, 2023, Ashland contributed $4 million to its non-U.S. pension plans and $4 million to its U.S. pension plans. Ashland expects to make additional contributions of $2 million to its U.S. pension plans and $4 million to its non-U.S. pension plans during the remainder of fiscal 2024.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2023	2022	2023	2022
Three months ended December 31
Service cost	$1	$1	$—	$—
Interest cost	3	3	1	—
Expected return on plan assets	(2)	(2)	—	—
Total net periodic benefit costs	$2	$2	$1	$—

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to expense of $2 million and $1 million for the three months ended December 31, 2023 and 2022, respectively.

NOTE K – LITIGATION, CLAIMS AND CONTINGENCIES

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2023	2022	2023	2022	2021
Open claims - beginning of year	42	44	44	46	49
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(1)	(3)	(3)	(4)
Open claims - end of period	42	44	42	44	46

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2023, it was determined that the liability for Ashland asbestos-related claims should be increased by $9 million. Total reserves for asbestos claims were $271 million at December 31, 2023 compared to $281 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2023	2022	2023	2022	2021
Asbestos reserve - beginning of year	$281	$305	$305	$320	$335
Reserve adjustment	—	—	9	16	12
Amounts paid	(10)	(13)	(33)	(31)	(27)
Asbestos reserve - end of period(a)	$271	$292	$281	$305	$320

(a)
Included $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023.

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

At December 31, 2023, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $93 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $95 million at September 30, 2023. In fiscal 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $3 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2023	2022	2023	2022	2021
Insurance receivable - beginning of year	$95	$101	$101	$100	$103
Receivable adjustment(a)	—	—	3	7	6
Amounts collected	(2)	(2)	(9)	(6)	(9)
Insurance receivable - end of period(b)	$93	$99	$95	$101	$100

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million as of December 31, 2023 and September 30, 2023.
(b)
Includes $11 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2023	2022	2023	2022	2021
Open claims - beginning of year	12	11	11	12	12
New claims filed	—	—	1	1	1
Claims dismissed	—	—	—	(2)	(1)
Open claims - end of period	12	11	12	11	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2023, it was determined that the liability for Hercules asbestos-related claims should be decreased by $2 million. Total reserves for asbestos claims were $186 million at December 31, 2023 compared to $191 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2023	2022	2023	2022	2021
Asbestos reserve - beginning of year	$191	$213	$213	$217	$229
Reserve adjustments	—	—	(2)	15	8
Amounts paid	(5)	(4)	(20)	(19)	(20)
Asbestos reserve - end of period(a)	$186	$209	$191	$213	$217

(a)
Included $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023.

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

As of December 31, 2023, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $46 million compared to $47 million at September 30, 2023. In fiscal 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $3 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2023	2022	2023	2022	2021
Insurance receivable - beginning of year	$47	$52	$52	$47	$47
Receivable adjustment(a)	—	—	(3)	7	1
Amounts collected	(1)	(1)	(2)	(2)	(1)
Insurance receivable - end of period(b)	$46	$51	$47	$52	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million as of December 31, 2023 and September 30, 2023.
(b)
Includes $4 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $422 million for the Ashland asbestos-related litigation (current reserve of $271 million) and approximately $288 million for the Hercules asbestos-related litigation (current reserve of $186 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2023, such locations included 55 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $207 million at December 31, 2023 compared to $214 million at September 30, 2023, of which $158 million at December 31, 2023 and $165 million at September 30, 2023 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions)	2023	2022
Reserve - beginning of period	$214	$211
Disbursements	(11)	(13)
Revised obligation estimates and accretion	4	8
Reserve - end of period	$207	$206

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2023 and September 30, 2023, Ashland’s recorded receivable for these probable insurance recoveries were $16 million and $17 million, respectively, of which $12 million and $15 million at December 31, 2023 and September 30, 2023 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions)	2023	2022
Environmental expense	$4	$8
Legal expense	1	1
Total expense	5	9

Insurance receivable	(1)	—
Total expense, net of receivable activity(a)	$4	$9

(a)
Net expense of $1 million for the three months ended December 31, 2022 relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the loss from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $455 million. The largest reserve for any site is 22% of the remediation reserve as of December 31, 2023.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2023.

NOTE L – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at December 31, 2023 and 2022, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2023	2022
Numerator
Numerator for basic and diluted EPS - Income from continuing operations, net of tax	$28	$42
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	51	54
Share based awards convertible to common shares	—	1
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	51	55
EPS from continuing operations
Basic	$0.54	$0.77
Diluted	0.54	0.76

NOTE M – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2023, $900 million remained available for repurchase under this authorization.

Stock repurchase program agreements

During November 2023, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during December 2023, when Ashland paid a total of $100 million and received a delivery of 1.2 million shares of common stock.

Stockholder dividends

Dividends of 38.5 cents and 33.5 cents per share were paid in the first quarters of fiscal 2024 and 2023, respectively.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2023			2022
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$54	$—	$54	$83	$(1)	$82
Unrealized gain (loss) on commodity hedges	(1)	—	(1)	(5)	1	(4)
Total other comprehensive income	$53	$—	$53	$78	$—	$78

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions)	2023	2022
Common stock and paid in capital
Balance, beginning of period	$5	$136
Common shares issued under stock incentive and other plans(a)	(2)	(2)
Common shares purchased under repurchase program(b)(c)	(2)	—
Balance, end of period	1	134
Retained earnings
Balance, beginning of period	3,595	3,653
Common shares purchased under repurchase program(b)(c)	(99)	—
Net income	26	40
Regular dividends	(20)	(18)
Balance, end of period	3,502	3,675
Accumulated other comprehensive income (loss)
Balance, beginning of period	(503)	(569)
Unrealized translation gain	54	82
Unrealized loss on commodity hedges	(1)	(4)
Balance, end of period	(450)	(491)
Total stockholders' equity	$3,053	$3,318
Cash dividends declared per common share	$0.385	$0.335

(a)
Common shares issued were 78,349 and 127,577 for the three months ended December 31, 2023 and 2022, respectively. Includes $3 million and $9 million associated with stock-based compensation employee withholding taxes for the three months ended December 31, 2023 and 2022, respectively.
(b)
Common shares repurchased were 1,238,212 for the three months ended December 31, 2023.
(c)
Includes $1 million in excise tax on stock repurchases for the three months ended December 31, 2023. Ashland paid a total of $100 million for the three months ended December 31, 2023 for common stock repurchases.

NOTE N – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2023(a)	2022(b)
Nonvested stock awards	$4	$3
Performance share awards	(3)	5
	$1	$8

(a)
Included less than $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2023, and $1 million of income related to cash-settled performance units during the three months ended December 31, 2023.
(b)
Included $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2022.

NOTE O – REVENUE

Disaggregation of revenue

Ashland disaggregates its revenue by segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation. See the following tables for details. See Note P for additional information.

Sales by geography
	Three months ended
	December 31
(In millions)	2023	2022
Life Sciences
North America	$67	$47
Europe	63	74
Asia Pacific	51	60
Latin America & other	19	26
	$200	$207

	Three months ended
	December 31
(In millions)	2023	2022
Personal Care
North America	$40	$42
Europe	47	51
Asia Pacific	25	28
Latin America & other	17	17
	$129	$138

	Three months ended
	December 31
(In millions)	2023	2022
Specialty Additives
North America	$42	$53
Europe	40	48
Asia Pacific	34	35
Latin America & other	6	7
	$122	$143

	Three months ended
	December 31
(In millions)	2023	2022
Intermediates
North America	$25	$34
Europe	4	9
Asia Pacific	3	8
Latin America & other	1	3
	$33	$54

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $161 million and $288 million as of December 31, 2023 and September 30, 2023, respectively. See Note G for additional information on Ashland’s programs to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

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

The following table presents various financial information for each reportable segment for the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions - unaudited)	2023	2022
SALES
Life Sciences	$200	$207
Personal Care	129	138
Specialty Additives	122	143
Intermediates	33	54
Intersegment sales(a)	(11)	(17)
	$473	$525
OPERATING INCOME (LOSS)
Life Sciences	$32	$34
Personal Care	2	11
Specialty Additives	(32)	1
Intermediates	7	20
Unallocated and other	(27)	(29)
	$(18)	$37
DEPRECIATION EXPENSE
Life Sciences	$9	$10
Personal Care	9	9
Specialty Additives(b)	35	14
Intermediates	3	3
Unallocated and other	—	—
	$56	$36
AMORTIZATION EXPENSE
Life Sciences	$7	$7
Personal Care	11	12
Specialty Additives	3	4
Intermediates	—	—
	$21	$23
EBITDA(c)
Life Sciences	$48	$51
Personal Care	22	32
Specialty Additives	6	19
Intermediates	10	23
Unallocated and other	(27)	(29)
	$59	$96

	December 31	September 30
(In millions - unaudited)	2023	2023
TOTAL ASSETS
Life Sciences	$1,908	$1,904
Personal Care	985	1,004
Specialty Additives	1,556	1,580
Intermediates	132	136
Unallocated and other	1,285	1,315
	$5,866	$5,939

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Depreciation includes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023.
(c)
Excludes loss from discontinued operations and other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the ongoing Ukraine/Russia and Israel/Hamas conflicts on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for environmental, social and governance ("ESG"). The Company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, nutraceuticals, personal care and pharmaceutical. With approximately 3,800 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 66% and 70% for the three months ended December 31, 2023 and 2022, respectively. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31 were as follows:

	Three months ended
	December 31
Sales by Geography	2023	2022
North America(a)	34%	30%
Europe(a)	33%	35%
Asia Pacific	24%	25%
Latin America & other	9%	10%
	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31 was as follows:

	Three months ended
	December 31
Sales by Reportable Segment	2023	2022
Life Sciences	42%	40%
Personal Care	27%	26%
Specialty Additives	26%	27%
Intermediates	5%	7%
	100%	100%

KEY DEVELOPMENTS

Uncertainty relating to the ongoing Ukraine/Russia and Israel/Hamas conflicts

Business disruptions, including those related to the ongoing conflicts between Ukraine/Russia and Israel/Hamas continue to impact businesses around the globe. While it is impossible to predict the effects of these conflicts such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain and shipping interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

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

Other items

2023 Stock Repurchase Program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the 2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2023, $900 million remained available for repurchase under this authorization.

Stock Repurchase program agreements

During November 2023, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during December 2023, when Ashland paid a total of $100 million and received a delivery of 1.2 million shares of common stock.

Restructuring programs

As previously disclosed, in November 2023, Ashland is taking portfolio-optimization actions to further strengthen Ashland’s resilience and improve margins and returns. When completed, these portfolio actions are expected to result in improved Adjusted EBITDA margins of approximately 200 to 250 basis-points and returns on net assets of 150 to 200 basis-points. These actions are expected to reduce volatility, improve focus and decrease working capital and maintenance capital expenditures.

The impact of these portfolio actions for the three months ended December 31, 2023, resulted in accelerated depreciation charges of $21 million within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) and severance of $3 million and an impairment of a leased office building of $1 million within the selling, general and administrative caption of the Statements of Consolidated Comprehensive Income (Loss).

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for the three months ended December 31, 2023 and 2022 included the following:

	Three months ended December 31
(In millions except per share data)	2023	2022	Change
Net income	$26	$40	$(14)
Diluted earnings per share net income	0.51	0.73	(0.22)
Income from continuing operations	28	42	(14)
Diluted earnings per share income from continuing operations	0.54	0.76	(0.22)
Operating income (loss)	(18)	37	(55)
EBITDA(a)	34	93	(59)
Adjusted EBITDA(a)	70	108	(38)
Adjusted diluted EPS from continuing operations excluding intangibles amortization expense(a)	0.45	0.97	(0.52)

(a)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Ashland's net income of $26 million ($0.51 diluted earnings per share) and $40 million ($0.73 diluted earnings per share) included a loss from discontinued operations of $2 million ($0.03 diluted earnings per share) in the current and prior year quarters, each respectively.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income for the current and prior year quarters included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $3 million and income of $8 million for the three months ended December 31, 2023 and 2022 impacting continuing operations. Continuing operations was also impacted by favorable discrete tax items totaling $24 million and zero for the three months ended December 31, 2023 and 2022.

The pre-tax key items impacting operating income totaled expense of $34 million and expense of $13 million for the three months ended December 31, 2023 and 2022. Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating income was primarily driven by lower sales and production volumes, partially offset by improved price versus raw material cost and lower selling, general and administrative expense. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 55 million diluted shares in the first quarter of fiscal 2023 to 51 million diluted shares in the first quarter of fiscal 2024.

Ashland’s Adjusted EBITDA was $70 million for the current quarter compared to $108 million in the prior year quarter (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $38 million decrease in Adjusted EBITDA was primarily driven by lower sales and production volumes, partially offset by improved price versus raw material cost and lower selling, general and administrative expense. Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three ended December 31, 2023 and 2022.

	Three months ended December 31
(In millions)	2023	2022	Change
Sales	$473	$525	$(52)

The following table provides a reconciliation of the change in sales for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31, 2023
Volume	$(51)
Pricing	(6)
Divestiture	(1)
Foreign currency exchange	6
Change in sales	$(52)

Sales for the current quarter decreased $52 million compared to the prior year quarter. Lower sales volume was the primary factor.

	Three months ended December 31
(In millions)	2023	2022	Change
Cost of sales	$375	$360	$15
Gross profit as a percent of sales	20.7%	31.4%

The following table provides a reconciliation of the change in cost of sales between the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31, 2023
Changes in:
Operating Costs	$54
Foreign currency exchange	4
Volume	(30)
Price/mix	(13)
Change in cost of sales	$15

Cost of sales for the current quarter increased $15 million compared to the prior year quarter. Higher operating costs driven primarily by higher unit manufacturing cost associated with decreased plant loading to produce to demand (including $21 million due to accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility) was the primary factor. This increase was partially offset by lower volume and product price/mix. Gross profit as a percentage of sales decreased 10.7% primarily as a result of lower sales volume and higher operating costs.

	Three months ended December 31
(In millions)	2023	2022	Change
Selling, general and administrative expense	$83	$93	$(10)
As a percent of sales	17.5%	17.7%

Selling, general and administrative expense for the current quarter decreased $10 million compared to the prior year quarter with expenses as a percent of sales decreasing 0.2 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$4 million and $8 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note K for more information);
•
Expense of $4 million and $1 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively;

•
$4 million impairment charge in the prior year quarter associated with the sale of a Specialty Additives manufacturing facility; and
•
Lower variable compensation expenses (including stock-based compensation) between periods.

	Three months ended December 31
(In millions)	2023	2022	Change
Research and development expense	$12	$13	$(1)

Research and development expense is generally consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2023	2022	Change
Intangibles amortization expense	$21	$23	$(2)

Intangibles amortization expense is generally consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2023	2022	Change
Equity and other income	$2	$1	$1

Equity and other income is generally consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2023	2022	Change
Loss on acquisitions and divestitures, net	$(2)	$—	$(2)

The activity in the current quarter primarily related to legal fees associated with ongoing divestiture activity.

	Three months ended December 31
(In millions)	2023	2022	Change
Net interest and other income
Interest expense	$13	$14	$(1)
Interest income	(3)	(4)	1
Income from restricted investments	(36)	(25)	(11)
Other financing costs	2	1	1
	$(24)	$(14)	$(10)

Net interest and other income increased by $10 million during the current quarter compared to the prior year quarter. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments income of $36 million and $25 million included realized gains of $31 million compared to gains of $21 million for the three months ended December 31, 2023 and 2022, respectively. See Note D for more information on the restricted investments.

	Three months ended December 31
(In millions)	2023	2022	Change
Other net periodic benefit loss	$2	$1	$1

Other net periodic benefit loss for the three months ended December 31, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. See Note J for more information. Other net periodic benefit loss for the three months ended December 31, 2022 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $2 million. See Note J for more information.

	Three months ended December 31
(In millions)	2023	2022	Change
Income tax expense (benefit)	$(24)	$8	$(32)
Effective tax rate	-600%	16%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 600% for the three months ended December 31, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $24 million primarily related to changes in foreign tax reform related activity.

The overall effective tax rate was 16% for the three months ended December 31, 2022 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $1 million.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP financial measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three months ended December 31, 2023 was significantly impacted by foreign tax reform related activity. The effective tax rate during the three months ended December 31, 2022 was not impacted by tax specific key items.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2023	2022
Income from continuing operations before income taxes	$4	$50
Key items (pre-tax)(a)	3	(8)
Adjusted income from continuing operations
before income taxes	$7	$42

Income tax expense (benefit)	$(24)	$8
Income tax rate adjustments:
Tax effect of key items(b)	1	(2)
Tax specific key items:(c)
Other and tax reform related activity	24	—
Total income tax rate adjustments	25	(2)
Adjusted income tax expense	$1	$6
Effective tax rate	600%	16%
Effective tax rate, excluding key items (Non-GAAP)(d)	13%	15%

(a)
See Adjusted EBITDA reconciliation table disclosed in this Management, Discussion and Analysis for a summary of the key items, before tax.
(b)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.
(c)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed in this Management, Discussion and Analysis.
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2023	2022	Change
Loss from discontinued operations, net of income taxes
Performance Adhesives	$(3)	$(1)	$(2)
Asbestos-related litigation	1	—	1
Distribution	—	(1)	1
	$(2)	$(2)	$—

The activity for the Performance Adhesives segment represents subsequent adjustments that were made in conjunction with post-closing tax items and disputes during the current and prior year quarters. The activity for Distribution was related to post-closing adjustments for environmental expenses. Asbestos-related activity included after-tax net adjustments to the asbestos reserves and receivables during the current quarter.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three months ended December 31, 2023 and 2022.

	Three months ended December 31
(In millions)	2023	2022	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain	$54	$82	$(28)
Unrealized loss on commodity hedges	(1)	(4)	3
	$53	$78	$(25)

Total other comprehensive income (loss), net of tax, for the current quarter decreased $25 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended December 31, 2023 and 2022, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $54 million and $82 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended December 31, 2023 and 2022, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $1 million and $4 million for the three months ended December 31, 2023 and 2022, respectively.

Use of Non-GAAP Financial Measures

Ashland has included within this document the following non-GAAP financial measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income or cash flows from operating activities as a measure of operating performance or cash flows:

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income, plus income tax expense (benefit), net interest and other income, and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments Ashland makes to derive the non-GAAP financial measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its segments and provide continuity to investors for comparability purposes.

Adjusted Diluted Earnings Per Share (EPS)

Adjusted diluted EPS is defined as income from continuing operations, adjusted for key items, net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted diluted EPS metric enables Ashland to demonstrate what effect key items have on an earnings per diluted share basis by taking income from continuing operations, adjusted for key items after tax that have been identified in the Adjusted EBITDA table, and dividing by the average outstanding diluted shares for the applicable period. Ashland’s management believes this presentation is helpful to illustrate how the key items have impacted this metric during the applicable period.

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

Free Cash Flow, Ongoing Free Cash Flow and Ongoing Free Cash Flow Conversion

Free cash flow is defined as operating cash flows less capital expenditures while ongoing free cash flow is operating cash flows less capital expenditures and certain other adjustments as applicable. Ongoing free cash flow conversion is ongoing free cash flow divided by adjusted EBITDA. These free cash flow metrics enable Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, free cash flow and ongoing free cash flow include the impact of capital expenditures from continuing operations and other significant items impacting cash flow, providing a more complete picture of current and future cash generation. Free cash flow, ongoing free cash flow, and free cash flow conversion are non-GAAP liquidity measures that Ashland believes provide useful information to management and investors about Ashland's ability to convert Adjusted EBITDA to ongoing free cash flow. These liquidity measures are used regularly by Ashland's stakeholders and industry peers to measure the efficiency at providing cash from regular business activity. Free cash flow, ongoing free cash flow, and free cash flow conversion have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

Other disclosures on non-GAAP financial measures

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

These non-GAAP financial measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP financial measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP financial measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2022 Credit Agreement are based on similar non-GAAP financial measures and are defined further in the sections that reference this metric.

EBITDA and Adjusted EBITDA

EBITDA totaled income of $34 million and $93 million for the three months ended December 31, 2023 and 2022, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note C in the Notes to Consolidated Financial Statements for further information on the restructuring activities
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note K of the Notes to Consolidated Financial Statements for more information.
•
Accelerated depreciation – As a result of product line optimization activities at a Specialty Additives manufacturing plant, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three months ended December 31, 2023. See Note C of the Notes to Consolidated Financial Statements for more information.
•
Argentina foreign currency devaluation – following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2023
•
Asset impairments – Ashland recognized impairment charges to certain assets during 2023.

	Three months ended
	December 31
(In millions)	2023	2022
Net income	$26	$40
Income tax expense (benefit)	(24)	8
Net interest and other income	(24)	(14)
Depreciation and amortization(a)	56	59
EBITDA	34	93
Loss from discontinued operations, net of income taxes	2	2
Key items included in EBITDA:
Restructuring, separation and other costs	4	1
Environmental reserve adjustments	4	8
Accelerated depreciation	21	—
Argentina currency devaluation impact	5	—
Asset impairments	—	4
Total key items included in EBITDA	34	13
Adjusted EBITDA	$70	$108

Total key items included in EBITDA	$34	$13
Unrealized gain on securities	(31)	(21)
Total key items, before tax	$3	$(8)
(a)
Depreciation and amortization excludes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023, which is included as a key item within this table as a component of Adjusted EBITDA.

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the income from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the Adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The Adjusted diluted EPS for the income from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhances their ability to compare period-to-period financial results.

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized gain on securities – represents gains recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note D of the Notes to Consolidated Financial Statements for more information.
•
Other and tax reform related activity – represents tax specific key items associated with foreign tax reform related activity for the three months ended December 31, 2023.

	Three months ended
	December 31
	2023	2022
Diluted EPS from continuing operations (as reported)	$0.54	$0.76
Key items, before tax:
Restructuring, separation and other costs	0.08	0.02
Environmental reserve adjustments	0.08	0.14
Accelerated depreciation	0.41	—
Argentina currency devaluation impact	0.10	—
Asset impairments	—	0.07
Unrealized gain on securities	(0.60)	(0.38)
Key items, before tax	0.07	(0.15)
Tax effect of key items(a)	(0.02)	0.03
Key items, after tax	0.05	(0.12)
Tax specific key items:
Other and tax reform related activity	(0.47)	—
Tax specific key items(b)	(0.47)	—
Total key items	(0.42)	(0.12)
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.12	$0.64
Amortization expense adjustment (net of tax)(c)	$0.33	$0.33
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$0.45	$0.97

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for the three months ended December 31, 2023 and 2022.

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

The following table discloses sales, operating income, depreciation and amortization and EBITDA by reportable segment for the three months ended December 31, 2023 and 2022.

	Three months ended December 31
(In millions - unaudited)	2023	2022	Change
SALES
Life Sciences	$200	$207	$(7)
Personal Care	129	138	(9)
Specialty Additives	122	143	(21)
Intermediates	33	54	(21)
Intersegment sales(a)	(11)	(17)	6
	$473	$525	$(52)
OPERATING INCOME (LOSS)
Life Sciences	$32	$34	$(2)
Personal Care	2	11	(9)
Specialty Additives	(32)	1	(33)
Intermediates	7	20	(13)
Unallocated and other	(27)	(29)	2
	$(18)	$37	$(55)
DEPRECIATION EXPENSE
Life Sciences	$9	$10	$(1)
Personal Care	9	9	—
Specialty Additives(b)	35	14	21
Intermediates	3	3	—
Unallocated and other	—	—	—
	$56	$36	$20
AMORTIZATION EXPENSE
Life Sciences	$7	$7	$—
Personal Care	11	12	(1)
Specialty Additives	3	4	(1)
Intermediates	—	—	—
	$21	$23	$(2)
EBITDA(c)
Life Sciences	$48	$51	$(3)
Personal Care	22	32	(10)
Specialty Additives	6	19	(13)
Intermediates	10	23	(13)
Unallocated and other	(27)	(29)	2
	$59	$96	$(37)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Depreciation includes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023.

(c)
Excludes loss from discontinued operations, other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Sales change
Volume	$(13)
Price/mix	4
Foreign Currency	2
$(7)

The following table provides a reconciliation of the change in operating income for the Life Sciences operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Operating income change
Volume	$(9)
Cost	(3)
Price/mix	8
Foreign Currency	2
$(2)

EBITDA and Adjusted EBITDA reconciliation

The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment. Each of these non-GAAP financial measures are defined as follows: EBITDA (operating income plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items as applicable), and Adjusted EBITDA margin (Adjusted EBITDA divided by sales). Ashland does not allocate items to each reportable segment below operating income, such as interest expense and income taxes. As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income since it is the most directly comparable Statements of Consolidated Comprehensive Income (Loss) caption.

The following EBITDA presentation for the three months ended December 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the three months ended December 31, 2022 related to $1 million for restructuring program within the Nutraceuticals business of the Life Sciences segment.

	Life Sciences
	Three months ended December 31
(In millions)	2023	2022	Change
Operating income	$32	$34	$(2)
Depreciation and amortization	16	17	(1)
EBITDA	$48	$51	(3)
Restructuring and other costs	—	1	(1)
Adjusted EBITDA	$48	$52	$(4)
As a percent of sales	24.0%	25.1%	-110 bps

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Life Sciences' sales, operating income and Adjusted EBITDA decreased in the current quarter due to lower volume and higher costs partially offset by favorable price/mix actions and favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Personal Care operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Sales change
Volume	$(12)
Foreign Currency	2
Price/mix	1
$(9)

The following table provides a reconciliation of the change in operating income for the Personal Care operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Operating income change
Cost	$(8)
Volume	(4)
Price/mix	3
$(9)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three months ended December 31, 2023 or 2022.

	Personal Care
	Three months ended December 31
(In millions)	2023	2022	Change
Operating income	$2	$11	$(9)
Depreciation and amortization	20	21	(1)
EBITDA	$22	$32	(10)
As a percent of sales	17.1%	23.2%	-610 bps

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Personal Care's sales, operating income and EBITDA decreased in the current quarter primarily due to higher costs and lower volume, partially offset by favorable price/mix.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Sales change
Volume	$(18)
Price/mix	(4)
Divestiture	(1)
Foreign Currency	2
$(21)

The following table provides a reconciliation of the change in operating income for the Specialty Additives operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Operating income change
Costs (including accelerated depreciation)	$(29)
Volume	(3)
Foreign Currency	(1)
$(33)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three months ended December 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three months ended December 31, 2023 and 2022 related to $21 million accelerated depreciation in 2023 and an impairment charge of $4 million in 2022 both of which were associated with manufacturing facilities.

	Specialty Additives
	Three months ended December 31
(In millions)	2023	2022	Change
Operating income	$(32)	$1	$(33)
Depreciation and amortization(a)	17	18	(1)
EBITDA	(15)	19	(34)
Accelerated depreciation	21	—	21
Impairments	—	4	(4)
Adjusted EBITDA	$6	$23	$(17)
As a percent of sales	4.9%	16.1%	-1120 bps
(a)
Depreciation and amortization excludes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Specialty Additives sales, operating income and Adjusted EBITDA for the current quarter decreased primarily due to higher costs, including $21 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility and lower volume.

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

The following table provides a reconciliation of the change in sales for the Intermediates operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Sales change
Volume	$(11)
Price/mix	(10)
$(21)

The following table provides a reconciliation of the change in operating income for the Intermediates operating segment for the three months ended December 31, 2023 and 2022.

Three months ended
(In millions)	December 31
Operating income change
Volume	$(5)
Price/mix	(4)
Cost	(4)
$(13)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three months ended December 31, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three months ended December 31, 2023 or 2022.

	Intermediates
	Three months ended December 31
(In millions)	2023	2022	Change
Operating income	$7	$20	$(13)
Depreciation and amortization	3	3	—
EBITDA	$10	$23	$(13)
As a percent of sales	30.3%	42.6%	-1230 bps

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Intermediates' sales, operating income and EBITDA for the current quarter decreased primarily due to lower volume, unfavorable price/mix and higher costs.

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three months ended December 31, 2023 and 2022.

	Unallocated and Other
	Three months ended December 31
(In millions)	2023	2022	Change
Restructuring activities	$(4)	$(1)	$(3)
Environmental expenses	(4)	(8)	4
Argentina currency devaluation impact	(5)	—	(5)
Loss on acquisitions and divestitures, net	(2)	—	(2)
Other expenses (primarily governance and legacy expenses)	(12)	(20)	8
Total expense	$(27)	$(29)	$2

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Unallocated and other recorded expense of $27 million and $29 million for the three months ended December 31, 2023 and 2022, respectively. The current and prior year quarter included expense of $4 million and $1 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current quarter and prior year quarter included $4 million and $8 million for environmental expenses, respectively.

The remaining items included expense of $5 million related to the devaluation of the currency in Argentina and a loss of $2 million from acquisitions and divestitures during the current quarter.

Other expenses between periods were driven by decreases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and stock compensation expense.

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

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (SPE), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Program) primarily in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at €125 million. Ashland accounts for receivables transferred to buyers as part of this agreement as sales. See note G for more information on the Foreign Accounts Receivables Sale Program.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the three months ended December 31, 2023 and 2022.

	Three months ended
	December 31
(In millions)	2023	2022
Cash provided (used) by:
Operating activities from continuing operations	$201	$(29)
Investing activities from continuing operations	(26)	(27)
Financing activities from continuing operations	(139)	(27)
Discontinued operations	(14)	(34)
Effect of currency exchange rate changes on cash and cash equivalents	1	3
Net increase (decrease) in cash and cash equivalents	$23	$(114)

Cash and cash equivalents increased $23 million for the three months ended December 31, 2023 compared to a $114 million decrease for the three months ended December 31, 2022.

The $23 million increase for the three months ended December 31, 2023 was primarily driven by operating cash inflows offset by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $20 million, $36 million, and $100 million, respectively. Operating cash flows from continuing operations were inflows of $201 million, while discontinued operations cash flows were outflows of $14 million.

The $114 million decrease for the three months ended December 31, 2022 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and taxes paid on stock based compensation of $18 million, $23 million, and $9 million, respectively. Operating cash flows from continuing operations were outflows of $29 million, while discontinued operations cash flows were outflows of $34 million.

See the Statements of Condensed Consolidated Cash Flows for additional details.

Free cash flow and other liquidity resources

The following represents Ashland’s calculation of free cash flow and ongoing free cash flows for the disclosed periods. Free cash flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2023	2022
Total cash flows provided (used) by operating activities from continuing operations	$201	$(29)
less:
Additions to property, plant and equipment	(36)	(23)
Free cash flows	165	(52)
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	(8)	19
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	(102)	—
Restructuring-related payments(c)	3	1
Environmental and related litigation payments(d)	8	11
Ongoing free cash flow	$66	$(21)

Net Income	26	40
Adjusted EBITDA(e)	70	108

Operating cash flow conversion(f)	773%	-73%
Ongoing free cash flow conversion(g)	94%	-19%

(a)
Represents activity associated with the U.S. Accounts Receivable Sales Program impacting each period presented.
(b)
Represents activity associated with the Foreign Accounts Receivable Sales Program impacting each period presented.
(c)
Restructuring payments incurred during each period.
(d)
Represents cash outflows associated with environmental and related litigation payments which will be reimbursed by the environmental trust.
(e)
See adjusted EBITDA reconciliation.
(f)
Operating cash flow conversion is defined as Cash flows provided by operating activities from continuing operations divided by Net income.
(g)
Ongoing free cash flow conversion is defined as Ongoing free cash flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $951 million and $1,050 million as of December 31, 2023 and September 30, 2023, respectively. The $99 million decrease in working capital was driven by a reduction in cash and cash equivalents, primarily associated with repurchases of common stock, and lower trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities) including sales of foreign accounts receivables under the new Foreign Accounts Receivable Sales Programs. See Note G for additional information. The $87 million increase in ongoing free cash flows between periods was primarily a result of reduced trade working capital additions reflecting a reduction in inventory balances as well as reduced incentive compensation payout compared to the prior year offset by $13 million in higher additions to property, plant and equipment. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 153% and 166% of current liabilities as as of December 31, 2023 and September 30, 2023, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of December 31, 2023 and September 30, 2023.

	December 31	September 30
(In millions)	2023	2023
Cash and investment securities
Cash and cash equivalents	$440	$417
Restricted investments(a)	392	367

Unused borrowing capacity and liquidity
Revolving credit facility	596	594
2018 accounts receivable securitization (foreign)	—	104
U.S. Accounts Receivable Sales Program	—	—

(a)
Includes $258 million and $243 million related to the Asbestos trust and $134 million and $124 million related to the Environmental trust as of December 31, 2023 and September 30, 2023, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at December 31, 2023. In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,036 million at December 31, 2023, compared to $1,115 million at September 30, 2023. Ashland had zero of available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs, respectively, as of December 31, 2023. Ashland also maintained $392 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of December 31, 2023 and September 30, 2023.

	December 31	September 30
(In millions)	2023	2023
Short-term debt (includes current portion of long-term debt)	$—	$16
Long-term debt (less current portion and debt issuance cost discounts)(a)	1,341	1,314
Total debt	$1,341	$1,330

(a)
Includes $13 million of debt issuance cost discounts as of December 31, 2023 and September 30, 2023, respectively.

Debt as a percent of capital employed was 31% and 30% at December 31, 2023 and at September 30, 2023, respectively. At December 31, 2023, Ashland’s total debt had an outstanding principal balance of $1,386 million, discounts of $32 million, and debt issuance costs of $13 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 3 years, $4 million due in fiscal 2027 and $554 million due in 2028.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of December 31, 2023, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the "2022 Credit Agreement") contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2023, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2023, Ashland’s calculation of the consolidated net leverage ratio was 2.1.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2023, Ashland’s calculation of the consolidated interest coverage ratio was 7.6.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated net leverage ratio and a 1.8x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity decreased by $44 million since September 30, 2023 to $3,053 million at December 31, 2023. The decrease of $44 million was due to net income of $26 million and $54 million of deferred translation gains, offset by compensation expense and common shares issued of $2 million, stock repurchase activity of $101 million (includes $1 million in excise tax), dividends of $20 million, and losses on commodity hedges of $1 million.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2023, $900 million remained available for repurchase under this authorization.

Stock repurchase program agreements

During November 2023, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during December 2023, when Ashland paid a total of $100 million and received a delivery of 1.2 million shares of common stock.

Stockholder dividends

Ashland paid a dividend of 38.5 cents per share for the first quarter of fiscal 2024 and 33.5 cents per share in the first quarter of fiscal 2023.

Capital expenditures

Capital expenditures were $36 million for the three months ended December 31, 2023 compared to $23 million for the three months ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2023.

OUTLOOK

There is growing evidence of a convergence between Ashland’s sales volume and customer end-market demand. While traditionally a seasonally slower period, demand in January demonstrated sequential improvement with similar trends into February order build.

Current demand patterns suggest a potential recovery with continued momentum into the second half of the fiscal year. Demand evolution in the subsequent months will further narrow the range of recovery scenarios.

Ashland’s portfolio optimization actions continue to make progress and include the consolidation of Ashland’s carboxymethylcellulose (CMC) production capacity into Alizay, France resulting in a closure of CMC production capacity in Hopewell, Virginia during the fiscal second quarter of 2024. Other actions to improve Ashland’s industrial methylcellulose (MC) and hydroxyethycellulose (HEC) businesses continue to be assessed.

Ashland expects to realize a partial return to more typical margins during the second quarter, primarily a result of a forecasted increase in sales and production volumes, with continued improvement throughout the fiscal year. Overall, for the fiscal-second quarter the company expects sales in the range of $565 million to $585 million and adjusted EBITDA in the range of $115 million to $125 million. For the full fiscal year, Ashland expects sales in the range of $2.15 billion to $2.25 billion and adjusted EBITDA in the range of $460 million to $500 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2023 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2023, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2023, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 55 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of December 31, 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2023.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended December 31, 2023 was as follow:

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)(b)
October 1, 2023 to Otober 31, 2023	—	$—	—	$1,000
November 1, 2023 to November 30, 2023	666,315	78.09	666,315	948
December 1, 2023 to December 31, 2023	571,897	83.87	571,897	900
Total	1,238,212		1,238,212	$900

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2023, $900 million remained available for repurchase under this authorization.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On November 17, 2023, Robin E. Lampkin, Ashland’s Senior Vice President, General Counsel and Corporate Secretary, entered into a Rule 10b5-1 trading arrangement that provides for the sale of 844 shares of Ashland Common Stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) February 29, 2024, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

Ashland Securities Trading Plans

During November 2023, Ashland entered into a Rule 10b5-1 trading arrangement to repurchase Ashland Common Stock under its 2023 Stock Repurchase Program, in the aggregate dollar amount of $100 million. The trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement terminated in December 2023, upon the completion of the purchase of 1,238,212 shares of Ashland Common Stock.

ITEM 6. EXHIBITS

(a) Exhibits

3.1

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

10.1	Receivables Purchase Agreement, dated October 19, 2023 (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on October 24, 2023 (SEC File No. 333-211719), and incorporated herein by reference).

10.2	Master Framework Agreement, dated October 19, 2023 (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on October 24, 2023 (SEC File No. 333-211719), and incorporated herein by reference).

10.3*	Letter Agreement between the Ashland and Guillermo Novo, dated November 15, 2023.

31.1*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Balance Sheets at December 31, 2023 and September 30, 2023; (iii) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2023 and December 31, 2022; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 31, 2024	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)