Form 10-Q
period 2024-03-31
ASHLAND INC.
filed 2024-05-01
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At March 31, 2024, there were 50,127,444 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2024	2023	2024	2023
Sales	$575	$603	$1,048	$1,128
Cost of sales	414	406	789	766
Gross profit	161	197	259	362

Selling, general and administrative expense	106	79	189	172
Research and development expense	14	12	26	25
Intangibles amortization expense - Note F	20	23	40	46
Equity and other income	—	—	2	1
Loss on acquisitions and divestitures, net	—	—	(2)	—
Operating income	21	83	4	120

Net interest and other expense (income)	2	(10)	(21)	(24)
Other net periodic benefit loss - Note J	2	2	4	3
Income from continuing operations before income taxes	17	91	21	141
Income tax expense (benefit) - Note I	(104)	(1)	(128)	7
Income from continuing operations	121	92	149	134
Loss from discontinued operations, net of income taxes - Note B	(1)	(1)	(2)	(2)
Net income	$120	$91	$147	$132

PER SHARE DATA
Basic earnings per share - Note L
Income from continuing operations	$2.43	$1.71	$2.95	$2.47
Loss from discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)
Net income	$2.42	$1.70	$2.91	$2.43

Diluted earnings per share - Note L
Income from continuing operations	$2.40	$1.68	$2.92	$2.43
Loss from discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)
Net income	$2.39	$1.67	$2.88	$2.39

COMPREHENSIVE INCOME
Net income	$120	$91	$147	$132
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(27)	27	27	109
Unrealized gain (loss) on commodity hedges	1	(3)	—	(7)
Other comprehensive income (loss) - Note M	(26)	24	27	102
Comprehensive income	$94	$115	$174	$234

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2024	September 30 2023
ASSETS
Current assets
Cash and cash equivalents	$439	$417
Accounts receivable(a) - Note G	260	338
Inventories - Note E	550	626
Other assets	178	125
Total current assets	1,427	1,506
Noncurrent assets
Property, plant and equipment
Cost	3,299	3,211
Accumulated depreciation	1,959	1,838
Net property, plant and equipment	1,340	1,373
Goodwill - Note F	1,379	1,362
Intangibles - Note F	851	886
Operating lease assets, net - Note H	117	122
Restricted investments - Note D	306	290
Asbestos insurance receivable(b) - Note K	121	127
Deferred income taxes	150	22
Other assets	257	251
Total noncurrent assets	4,521	4,433
Total assets	$5,948	$5,939

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note G	$—	$16
Trade and other payables	207	210
Accrued expenses and other liabilities	225	208
Current operating lease obligations - Note H	21	22
Total current liabilities	453	456
Noncurrent liabilities
Long-term debt - Note G	1,328	1,314
Asbestos litigation reserve - Note K	399	427
Deferred income taxes	148	148
Employee benefit obligations - Note J	97	100
Operating lease obligations - Note H	101	106
Other liabilities	288	291
Total noncurrent liabilities	2,361	2,386
Commitments and contingencies - Note K
Stockholders’ equity - Note M	3,134	3,097

Total liabilities and stockholders' equity	$5,948	$5,939

(a)
Accounts receivable includes an allowance for credit losses of $3 million at both March 31, 2024 and September 30, 2023.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $2 million at both March 31, 2024 and September 30, 2023.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2024	2023
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$147	$132
Loss from discontinued operations, net of income taxes	2	2
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	160	120
Original issue discount and debt issuance costs amortization	3	3
Deferred income taxes	(136)	15
Stock based compensation expense	7	12
Excess tax benefit on stock-based compensation	—	2
Income from restricted investments	(47)	(48)
Asset impairments	—	4
Pension contributions	(11)	(3)
Change in operating assets and liabilities	130	(212)
Total cash flows provided by operating activities from continuing operations	255	27
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(70)	(58)
Proceeds from settlement of Company-owned life insurance contracts	—	3
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(5)	(5)
Other investing cash flows	(10)	—
Reimbursements from restricted investments	37	16
Proceeds from sale of securities	20	15
Purchases of securities	(20)	(15)
Total cash flows used by investing activities from continuing operations	(49)	(45)
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of Common Stock	(100)	(142)
Repayment of short-term debt	(16)	—
Cash dividends paid	(39)	(36)
Stock based compensation employee withholding taxes paid in cash	(4)	(10)
Total cash flows used by financing activities from continuing operations	(159)	(188)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	47	(206)
Cash used by discontinued operations
Operating cash flows	(27)	(47)
Total cash used by discontinued operations	(27)	(47)
Effect of currency exchange rate changes on cash and cash equivalents	2	6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	(247)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	417	646
CASH AND CASH EQUIVALENTS - END OF PERIOD	$439	$399

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting ("U.S. GAAP") and Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Results of operations for the period ended March 31, 2024 are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and six months ended March 31, 2024 and 2023:

•
The Performance Adhesives business divested in 2022;
•
The Composites business and Marl facility (Composites/Marl facility) divested in 2019;
•
The separation of Valvoline Inc. (Valvoline) business divested in 2017; and
•
The sale of the Ashland Distribution (Distribution) business divested in 2011.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and six months ended March 31, 2024 and 2023.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$—	$(3)	$—
Composites/Marl facility	(2)	(1)	(1)	(1)
Distribution	(1)	—	—	(1)
Valvoline	2	—	2	—
	$(1)	$(1)	$(2)	$(2)

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

Severance costs

Ashland recorded severance expense of $18 million and zero during the three months ended March 31, 2024 and 2023 and $21 million and zero during the six months ended March 31, 2024 and 2023, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of March 31, 2024, the severance liability associated with this program was $20 million and is recorded within accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table details at March 31, 2024 the amount of restructuring severance reserves related to this program.

(In millions)	Severance reserves
Balance at of September 30, 2023	$3
Severance expense	21
Utilization (cash paid)	(4)
Balance at March 31, 2024	$20

Plant optimization actions

During the three and six months ended March 31, 2024 , Ashland incurred $27 million and $49 million, respectively, of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland's portfolio optimization actions include the consolidation of Ashland's carboxymethylcellulose (CMC) and industrial methylcellulose (MC) capacity and rebalancing of the hydroxyethylcellulose (HEC) network.

Fiscal 2023 Life Sciences restructuring program

During the three months ended December 31, 2022, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of $1 million during the three months ended December 31, 2022, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of March 31, 2024, the severance reserve associated with this program was zero.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2024.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$439	$439	$439	$—	$—
Restricted investments(a)(b)	383	383	383	—	—
Investment of captive insurance company(c)	8	8	8	—	—
Total assets at fair value	$830	$830	$830	$—	$—

Liabilities
Foreign currency derivatives(d)	$1	$1	$—	$1	$—
Commodity derivatives(d)	4	4	—	4	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a)
Includes $306 million within restricted investments and $77 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $255 million related to the Asbestos trust and $128 million related to the Environmental trust.
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

(a)
Includes $290 million within restricted investments and $77 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $243 million related to the Asbestos trust and $124 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Condensed Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

Restricted investments

Ashland maintains certain investments in company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $77 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both March 31, 2024 and September 30, 2023.

The following table presents gross unrealized gains and losses for the restricted securities as of March 31, 2024 and September 30, 2023:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2024
Demand deposit	$9	$—	$—	$9
Equity mutual fund	141	46	—	187
Fixed income mutual fund	223	—	(36)	187
Fair value	$373	$46	$(36)	$383

As of September 30, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	155	24	(2)	177
Fixed income mutual fund	226	—	(48)	178
Fair value	$393	$24	$(50)	$367

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio for the three and six months ended March 31, 2024 and 2023.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Investment income(a)	$3	$3	$9	$6
Net gains(a)	9	19	39	41
Funds restricted for specific transactions	—	—	5	5
Disbursements	(21)	(16)	(37)	(16)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and six months ended March 31, 2024 and 2023 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Foreign currency derivative gains (losses)	$(2)	$1	$1	$9

The following table summarizes the fair values of the outstanding foreign currency derivatives as of March 31, 2024 and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2024	2023
Foreign currency derivative assets	$—	$1
Notional contract values	40	147

Foreign currency derivative liabilities	$1	$1
Notional contract values	198	103

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized during the three and six months ended March 31, 2024 and 2023 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Commodity derivative losses	$(2)	$(1)	$(3)	$—

The following table summarizes the fair values of the outstanding commodity derivatives as of March 31, 2024, and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	March 31	September 30
(In millions)	2024	2023
Commodity derivative assets	$—	$—
Notional contract values	1	2

Commodity derivative liabilities	$4	$4
Notional contract values	14	16

Other financial instruments

At March 31, 2024 and September 30, 2023, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,340 million and $1,327 million, respectively, compared to a fair value of $1,266 million and $1,160 million, respectively. The fair values of long-term debt are based on quoted market prices.

NOTE E – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheets dates.

	March 31	September 30
(In millions)	2024	2023
Finished products	$352	$390
Raw materials, supplies and work in process	198	236
	$550	$626

NOTE F – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three and six months ended March 31, 2024.

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2024.

	Life	Personal	Specialty
(In millions)	Sciences	Care(a)	Additives(a)	Intermediates(a)	Total
Balance at September 30, 2023	$819	$122	$421	$—	$1,362
Currency translation	11	1	5	—	17
Balance at March 31, 2024	$830	$123	$426	$—	$1,379

(a)
As of March 31, 2024 and September 30, 2023, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified in the three and six months ended March 31, 2024.

Other intangible assets were comprised of the following as of March 31, 2024 and September 30, 2023.

	March 31, 2024			September 30, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$98	$(45)	$53	$97	$(43)	$54
Intellectual property	736	(602)	134	731	(581)	150
Customer and supplier relationships	827	(441)	386	821	(417)	404
Total definite-lived intangibles	1,661	(1,088)	573	1,649	(1,041)	608

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,939	$(1,088)	$851	$1,927	$(1,041)	$886

Amortization expense recognized on intangible assets was $20 million and $23 million for the three months ended March 31, 2024 and 2023, respectively, and $40 million and $46 million for the six months ended March 31, 2024 and 2023, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $79 million in 2024 (includes six months actual and six months estimated), $77 million in 2025, $75 million in 2026, $53 million in 2027 and $50 million in 2028. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE G – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	March 31, 2024	September 30, 2023
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	540	528
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	65	64
Other(a)	(9)	6
Total debt	1,328	1,330
Short-term debt	—	16
Long-term debt (less debt issuance costs)	$1,328	$1,314

(a)
Other includes $12 million and $13 million of debt issuance costs as of March 31, 2024 and September 30, 2023, respectively. The current portion of the long-term debt was zero for both March 31, 2024 and September 30, 2023.

The scheduled aggregate maturities to 2028 for long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of March 31, 2024: zero in the next 3 years, $4 million in 2027, and $540 million in 2028.

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

Ashland recognized a loss of $1 million and less than $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively, and $2 million and $1 million for the six months ended March 31, 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $84 million in sales at March 31, 2024 against the buyer’s limit, which was $100 million at March 31, 2024 compared to $86 million of sales at September 30, 2023 against the buyer's limit, which was $115 million at September 30, 2023. Ashland transferred $102 million and $106 million in receivables to the special purpose entity as of March 31, 2024 and September 30, 2023, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of March 31, 2024 and September 30, 2023 of less than $1 million.

As of March 31, 2024 and 2023, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $174 million and $99 million, respectively, of which $159 million and $122 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between receivables transferred and derecognized versus collected of $15 million and $22 million for the periods ended March 31, 2024 and 2023, respectively, represents the impact of a net increase and a net reduction in accounts receivable sales volume during each period, respectively.

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

Through March 31, 2024, Ashland has sold $122 million in receivables under this agreement. Accordingly, Ashland recognized $1 million and $2 million in losses within the net interest and other expense (income) caption of the Statements of Consolidated Income (Loss) for the three and six months ended March 31, 2024, respectively. Ashland recorded $122 million in sales and gross proceeds received against the buyer's limit, which was $122 million at March 31, 2024. Ashland transferred $168 million in receivables to the SPE as of March 31, 2024. Ashland recorded less than $1 million in liabilities related to its service obligations and limited guarantee as of March 31, 2024.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of March 31, 2024. Ashland's total borrowing capacity at March 31, 2024 was $596 million.

Ashland had zero of available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of March 31, 2024.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2024, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At March 31, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.1.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At March 31, 2024, Ashland’s calculation of the interest coverage ratio was 7.3.

NOTE H – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Six months ended
		March 31		March 31
(In millions)	Location	2024	2023	2024	2023
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$3	$3	$7	$6
Operating lease cost	Cost of Sales	4	4	7	8
Variable lease cost	Selling, General & Administrative	2	1	3	2
Variable lease cost	Cost of Sales	1	1	2	2
Short-term leases	Cost of Sales	—	1	1	1
Total lease cost		$10	$10	$20	$19

(a)
Includes zero and $1 million charges for the impairment of an abandoned right of use office building asset for the three and six months ended March 31, 2024, respectively.

Right-of-use assets exchanged for new operating lease obligations were $2 million and $20 million for the three months ended March 31, 2024 and 2023, respectively, and $3 million and $23 million for the six months ended March 31, 2024 and 2023, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Condensed Consolidated Balance Sheets as of March 31, 2024.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Operating cash flows from operating leases	$7	$6	$14	$13
Investing cash flows from finance leases	10	—	10	—

NOTE I – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 612% and 610% for the three and six months ended March 31, 2024.

The current quarter's tax rate was impacted by jurisdictional income mix, as well as a net $102 million from favorable tax discrete items primarily related to changes in foreign tax activity. The current six month tax rate was impacted by jurisdictional income mix, as well as net $126 million from favorable tax discrete items primarily related to changes in foreign tax activity.

Prior fiscal year

The overall effective tax rate was a benefit of 1% and 5% for the three and six months ended March 31, 2023. The quarter tax rate was impacted by jurisdictional income mix, as well as net $20 million from favorable tax discrete items primarily related to changes in uncertain tax positions. The six months tax rate was impacted by jurisdictional income mix, as well as net $23 million from favorable tax discrete items primarily related to changes in uncertain tax positions resulting primarily from a combination of state expirations and audit settlements.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2024.

(In millions)
Balance at October 1, 2023	$59
Increases related to positions taken in prior years	2
Decreases related to positions taken in prior years	(1)
Increases related to positions taken in current year	3
Lapse of statute of limitations	(1)
Balance at March 31, 2024	$62

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $4 million and $5 million for continuing operations. For the remaining balance as of March 31, 2024, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE J - EMPLOYEE BENEFIT PLANS

Plan contributions

For the six months ended March 31, 2024, Ashland contributed $6 million to its non-U.S. pension plans and $5 million to its U.S. pension plans. Ashland expects to make additional contributions of $1 million to its U.S. pension plans and $2 million to its non-U.S. pension plans during the remainder of fiscal 2024.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2024	2023	2024	2023
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	2	3	1	1
Expected return on plan assets	(1)	(2)	—	—
Total net periodic benefit costs	$2	$2	$1	$1
Six months ended March 31
Service cost	$1	$2	$—	$—
Interest cost	7	6	1	1
Expected return on plan assets	(4)	(4)	—	—
Total net periodic benefit costs	$4	$4	$1	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to expense of $2 million and $4 million for the three and six months ended March 31, 2024, respectively, and expense of $2 million and $3 million for the three and six months ended March 31, 2023, respectively.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2024	2023	2023	2022	2021
Open claims - beginning of year	42	44	44	46	49
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(2)	(3)	(3)	(4)
Open claims - end of period	42	43	42	44	46

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2023, it was determined that the liability for Ashland asbestos-related claims should be increased by $9 million. Total reserves for asbestos claims were $263 million at March 31, 2024 compared to $281 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Asbestos reserve - beginning of year	$281	$305	$305	$320	$335
Reserve adjustment	—	—	9	16	12
Amounts paid	(18)	(20)	(33)	(31)	(27)
Asbestos reserve - end of period(a)	$263	$285	$281	$305	$320

(a)
Included $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023.

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

At March 31, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $91 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $95 million at September 30, 2023. In fiscal 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $3 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Insurance receivable - beginning of year	$95	$101	$101	$100	$103
Receivable adjustment(a)	—	—	3	7	6
Amounts collected	(4)	(5)	(9)	(6)	(9)
Insurance receivable - end of period(b)	$91	$96	$95	$101	$100

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million as of March 31, 2024 and September 30, 2023.
(b)
Includes $11 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2024	2023	2023	2022	2021
Open claims - beginning of year	12	11	11	12	12
New claims filed	1	1	1	1	1
Claims dismissed	(1)	—	—	(2)	(1)
Open claims - end of period	12	12	12	11	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2023, it was determined that the liability for Hercules asbestos-related claims should be decreased by $2 million. Total reserves for asbestos claims were $180 million at March 31, 2024 compared to $191 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Asbestos reserve - beginning of year	$191	$213	$213	$217	$229
Reserve adjustments	—	—	(2)	15	8
Amounts paid	(11)	(8)	(20)	(19)	(20)
Asbestos reserve - end of period(a)	$180	$205	$191	$213	$217

(a)
Included $16 million and $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023, respectively.

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

As of March 31, 2024, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $45 million compared to $47 million at September 30, 2023. In fiscal 2023, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a decrease of $3 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Insurance receivable - beginning of year	$47	$52	$52	$47	$47
Receivable adjustment(a)	—	—	(3)	7	1
Amounts collected	(2)	(1)	(2)	(2)	(1)
Insurance receivable - end of period(b)	$45	$51	$47	$52	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million as of March 31, 2024 and September 30, 2023.
(b)
Includes $4 million classified in accounts receivable on the Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $422 million for the Ashland asbestos-related litigation (current reserve of $263 million) and approximately $288 million for the Hercules asbestos-related litigation (current reserve of $180 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2024, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $198 million at March 31, 2024 compared to $214 million at September 30, 2023, of which $149 million at March 31, 2024 and $165 million at September 30, 2023 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the six months ended March 31, 2024 and 2023.

	Six months ended
	March 31
(In millions)	2024	2023
Reserve - beginning of period	$214	$211
Disbursements	(23)	(29)
Revised obligation estimates and accretion	7	11
Reserve - end of period	$198	$193

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At March 31, 2024 and September 30, 2023, Ashland’s recorded receivables for these probable insurance recoveries were $15 million and $17 million, respectively, of which $12 million and $15 million at March 31, 2024 and September 30, 2023 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and six months ended March 31, 2024 and 2023.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Environmental expense	$3	$3	$7	$11
Legal expense	—	1	2	2
Total expense	3	4	9	13

Insurance receivable	—	—	(1)	—
Total expense, net of receivable activity(a)	$3	$4	$8	$13

(a)
Net expense of zero and $1 million for the three and six months ended March 31, 2024, respectively, and zero and $1 million for the three and six months ended March 31, 2023, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the loss from discontinued operations, net of income taxes caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $450 million. The largest reserve for any site is 23% of the remediation reserve as of March 31, 2024.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2024.

NOTE L – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at March 31, 2024 and 2023, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2024	2023	2024	2023
Numerator
Numerator for basic and diluted EPS - Income from continuing operations, net of tax	$121	$92	$149	$134
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	50	54	50	54
Share based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	51	55	51	55
EPS from continuing operations
Basic	$2.43	$1.71	$2.95	$2.47
Diluted	2.40	1.68	2.92	2.43

NOTE M – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2024, $900 million remained available for repurchase under this authorization.

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

Stockholder dividends

Dividends of 38.5 cents per share were paid in the first and second quarters of fiscal 2024 and 33.5 cents per share were paid in the first and second quarters of fiscal 2023.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2024			2023
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(27)	$—	$(27)	$27	$—	$27
Unrealized gain (loss) on commodity hedges	1	—	1	(4)	1	(3)
Total other comprehensive income	$(26)	$—	$(26)	$23	$1	$24

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$27	$—	$27	$110	$(1)	$109
Unrealized gain (loss) on commodity hedges	—	—	—	(9)	2	(7)
Total other comprehensive income (loss)	$27	$—	$27	$101	$1	$102

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Common stock and paid in capital
Balance, beginning of period	$1	$134	$5	$136
Common shares issued under stock incentive and other plans(a)	5	4	3	2
Common shares purchased under repurchase program(b)(c)	—	(138)	(2)	(138)
Balance, end of period	6	—	6	—
Retained earnings
Balance, beginning of period	3,502	3,675	3,595	3,653
Net income	120	91	147	132
Regular dividends	(19)	(18)	(39)	(36)
Common shares purchased under repurchase program(b)(c)	—	(15)	(99)	(15)
Other	1	1	—	—
Balance, end of period	3,604	3,734	3,604	3,734
Accumulated other comprehensive income (loss)
Balance, beginning of period	(450)	(491)	(503)	(569)
Unrealized translation gain (loss)	(27)	27	27	109
Unrealized gain (loss) on commodity hedges	1	(3)	—	(7)
Balance, end of period	(476)	(467)	(476)	(467)
Total stockholders' equity	$3,134	$3,267	$3,134	$3,267
Cash dividends declared per common share	$0.385	$0.335	$0.770	$0.670

(a)
Common shares issued were 32,458 and 16,935 for the three months ended March 31, 2024 and 2023, respectively, and 110,807 and 144,514 for the six months ended March 31, 2024 and 2023, respectively. Includes $1 million for the three months ended March 31, 2024 and 2023, respectively, and $4 million and $10 million for the six months ended March 31, 2024 and 2023, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common shares repurchased were zero and 1,238,212 for the three and six months ended March 31, 2024, and 1,488,251 for the three and six months ended March 31, 2023.
(c)
Includes zero and $1 million in excise tax on stock repurchases for the three and six months ended March 31, 2024, respectively, and $1 million for both the three and six months ended March 31, 2023.

NOTE N – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024(a)	2023(b)	2024(a)	2023(b)
Nonvested stock awards	$3	$4	$7	$7
Performance share awards	4	2	1	7
	$7	$6	$8	$14

(a)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2024, respectively, and $1 million of expense and zero related to cash-settled performance units during the three and six months ended March 31, 2024, respectively.
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

Sales by geography
	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Life Sciences
North America	$73	$61	$140	$109
Europe	72	87	136	160
Asia Pacific	57	62	107	122
Latin America & other	20	30	39	56
	$222	$240	$422	$447

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Personal Care
North America	$45	$48	$85	$90
Europe	69	69	116	120
Asia Pacific	31	28	57	56
Latin America & other	24	22	40	39
	$169	$167	$298	$305

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Specialty Additives
North America	$46	$52	$88	$105
Europe	63	61	103	109
Asia Pacific	40	39	74	74
Latin America & other	8	9	14	16
	$157	$161	$279	$304

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Intermediates
North America	$27	$36	$52	$70
Europe	6	7	10	16
Asia Pacific	6	6	9	14
Latin America & other	1	2	2	5
	$40	$51	$73	$105

For the six months ending March 31, 2024, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 37% of total consolidated sales and polyvinylpyrrolidones (PVP) representing 23% of total consolidated sales.

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $225 million and $288 million as of March 31, 2024 and September 30, 2023, respectively. See Note G for additional information on Ashland’s programs to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

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

The following table presents various financial information for each reportable segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2024	2023	2024	2023
SALES
Life Sciences	$222	$240	$422	$447
Personal Care	169	167	298	305
Specialty Additives	157	161	279	304
Intermediates	40	51	73	105
Intersegment sales(a)	(13)	(16)	(24)	(33)
	$575	$603	$1,048	$1,128
OPERATING INCOME (LOSS)
Life Sciences	$50	$58	$82	$92
Personal Care	25	14	28	25
Specialty Additives	(18)	15	(50)	16
Intermediates	9	17	16	37
Unallocated and other	(45)	(21)	(72)	(50)
	$21	$83	$4	$120
DEPRECIATION EXPENSE
Life Sciences	$11	$10	$20	$20
Personal Care	9	10	17	20
Specialty Additives(b)	40	14	77	28
Intermediates	3	3	6	6
	$63	$37	$120	$74
AMORTIZATION EXPENSE
Life Sciences	$5	$7	$12	$14
Personal Care	11	11	22	22
Specialty Additives	4	5	6	9
Intermediates	—	—	—	1
	$20	$23	$40	$46
EBITDA(c)
Life Sciences	$66	$75	$114	$126
Personal Care	45	35	67	67
Specialty Additives	26	34	33	53
Intermediates	12	20	22	44
Unallocated and other	(45)	(21)	(72)	(50)
	$104	$143	$164	$240

	March 31	September 30
(In millions - unaudited)	2024	2023
TOTAL ASSETS
Life Sciences	$1,915	$1,904
Personal Care	982	1,004
Specialty Additives	1,526	1,580
Intermediates	135	136
Unallocated and other	1,390	1,315
	$5,948	$5,939

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Depreciation includes accelerated depreciation of $27 million and $49 million for Specialty Additives for the three and six months ended March 31, 2024, respectively.
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

Ashland’s sales generated outside of North America were 69% and 68% for the three and six months ended March 31, 2024 and 70% for the three and six months ended March 31, 2023. Sales by region expressed as a percentage of total consolidated sales for the three and six months ended March 31 were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2024	2023	2024	2023
North America(a)	31%	30%	32%	30%
Europe(a)	37%	37%	35%	36%
Asia Pacific	23%	23%	24%	24%
Latin America & other	9%	10%	9%	10%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and six months ended March 31 was as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2024	2023	2024	2023
Life Sciences	39%	40%	40%	40%
Personal Care	29%	28%	28%	27%
Specialty Additives	27%	27%	27%	27%
Intermediates	5%	5%	5%	6%
	100%	100%	100%	100%

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

Restructuring programs

As previously disclosed, in November 2023, Ashland is taking portfolio optimization actions to further strengthen Ashland’s resilience and improve margins and returns. When completed, these portfolio actions are expected to result in improved adjusted EBITDA margins of approximately 200 to 250 basis-points and returns on net assets of 150 to 200 basis-points. These actions are expected to reduce volatility, improve focus and decrease working capital and maintenance capital expenditures.

Ashland continues to make progress on these portfolio optimization actions which include optimizing and consolidating CMC and MC production as well as rebalancing the global HEC production network. During the fiscal second quarter, Ashland continued to wrap-up CMC production at Hopewell, Virginia. CMC levels will be drawn down while Ashland migrates select production volumes into Alizay, France. In addition, Ashland advanced actions to optimize MC by consolidating production capacity in Doel, Belgium. Other actions to improve Ashland's HEC business continue to be assessed.

The impact of these portfolio actions for the three and six months ended March 31, 2024, resulted in accelerated depreciation charges of $27 million and $49 million and other plant optimization costs of $1 million and $1 million, respectively, recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). In addition, severance of $18 million and $21 million and other restructuring costs of $2 million and $3 million, respectively, were recorded for the three and six months ended March 31, 2024 within the selling, general and administrative caption of the Statements of Consolidated Comprehensive Income (Loss). See Note C for additional information.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for the three and six months ended March 31, 2024 and 2023 included the following:

	Three months ended			Six months ended
	March 31			March 31
(In millions except per share data)	2024	2023	Change	2024	2023	Change
Net income	$120	$91	$29	$147	$132	$15
Diluted earnings per share net income	2.39	1.67	0.72	2.88	2.39	0.49
Income from continuing operations	121	92	29	149	134	15
Diluted earnings per share income from continuing operations	2.40	1.68	0.72	2.92	2.43	0.49
Operating income	21	83	(62)	4	120	(116)
EBITDA(a)	74	140	(66)	109	235	(126)
Adjusted EBITDA(a)	126	145	(19)	197	254	(57)
Adjusted diluted EPS from continuing operations excluding intangibles amortization expense(a)	1.27	1.43	(0.16)	1.71	2.40	(0.69)

(a)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results current quarter

Ashland's net income of $120 million ($2.39 diluted earnings per share) and $91 million ($1.67 diluted earnings per share) included a loss from discontinued operations of $1 million ($0.01 diluted earnings per share) and a loss of $1 million ($0.01 diluted earnings per share) in the current and prior year quarters, each respectively.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income for the current and prior year quarters included certain key items that were excluded to arrive at adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $42 million and income of $16 million for the three months ended March 31, 2024 and 2023 impacting continuing operations. Continuing operations was also impacted by favorable tax specific key items for discrete tax items totaling $105 million and $20 million for the three months ended March 31, 2024 and 2023.

Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating income was primarily driven by unfavorable pricing primarily within Intermediates, and higher selling, general and administrative expense, due to higher variable compensation expense. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 55 million diluted shares in the second quarter of fiscal 2023 to 51 million diluted shares in the second quarter of fiscal 2024.

Ashland’s adjusted EBITDA was $126 million for the current quarter compared to $145 million in the prior year quarter (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $19 million decrease in adjusted EBITDA was primarily driven by unfavorable pricing primarily within Intermediates and higher selling, general and administrative expense, due to higher variable compensation expense. Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and six months ended March 31, 2024 and 2023.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Sales	$575	$603	$(28)	$1,048	$1,128	$(80)

The following table provides a reconciliation of the change in sales for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Volume	$5	$(46)
Pricing	(31)	(36)
Divestiture	(1)	(2)
Foreign currency exchange	(1)	4
Change in sales	$(28)	$(80)

Current Quarter - Sales for the current quarter decreased $28 million compared to the prior year quarter. Unfavorable product pricing was the primary factor.

Year-to-date - Sales for the current year decreased $80 million compared to the prior year period. Lower sales volumes and unfavorable pricing were the primary factors.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Cost of sales	$414	$406	$8	$789	$766	$23
Gross profit as a percent of sales	28.0%	32.7%		24.7%	32.1%

The following table provides a reconciliation of the change in cost of sales between the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Changes in:
Operating Costs	$20	$71
Volume	6	(29)
Foreign currency exchange	1	4
Price/mix	(18)	(22)
Divestiture	(1)	(1)
Change in cost of sales	$8	$23

Current Quarter - Cost of sales for the current quarter increased $8 million compared to the prior year quarter. Higher operating costs driven by $27 million accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities was the primary factor. This increase was partially offset by favorable product price/mix. Gross profit as a percentage of sales decreased 4.7% primarily as a result of higher operating costs and lower sales.

Year-to-date - Cost of sales for the current year increased $23 million compared to the prior year period. Higher operating costs driven by higher unit manufacturing costs associated with decreased plant loading to produce to demand and $49 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities were the primary factor. These increases were partially offset by lower volume and product price/mix. Gross profit as a percentage of sales decreased 7.4% primarily as a result of lower sales volume and higher operating costs.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expense	$106	$79	$27	$189	$172	$17
As a percent of sales	18.4%	13.1%		18.0%	15.2%

Current Quarter - Selling, general and administrative expense for the current quarter increased $27 million compared to the prior year quarter with expenses as a percent of sales increasing 5.3 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$3 million and $4 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note K for more information);
•
Expense of $20 million and zero comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively; and
•
Higher variable compensation expenses (including stock-based compensation) between quarters.

Year-to-date - Selling, general and administrative expense for the current period increased $17 million compared to the prior year period with expenses as a percent of sales increasing 2.8 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$7 million and $12 million in net environmental-related expenses during the current and prior year period, respectively (see Note K for more information);
•
Expense of $24 million and $1 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year period, respectively;
•
$4 million impairment charge in the prior year period associated with the sale of a Specialty Additives manufacturing facility;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina in the current period; and
•
Higher variable compensation expenses, partially offset by lower stock based compensation between periods.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Research and development expense	$14	$12	$2	$26	$25	$1

Current Quarter - Research and development expense is generally consistent with the prior year quarter.

Year-to-date - Research and development expense is generally consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Intangibles amortization expense	$20	$23	$(3)	$40	$46	$(6)

Current Quarter - The lower intangibles amortization expense in the current quarter is driven by the impact of certain fully amortized intangibles in prior periods.

Year-to-date - The lower intangibles amortization expense in the current period is driven by the impact of certain fully amortized intangibles in prior periods.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Equity and other income	$—	$—	$—	$2	$1	$1

Current Quarter - Equity and other income was zero for the current and prior year quarter.

Year-to-date - Equity and other income is generally consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Loss on acquisitions and divestitures, net	$—	$—	$—	$(2)	$—	$(2)

Current Quarter - Loss on acquisitions and divestitures, net was zero for the current and prior year quarter.

Year-to-date - The activity in the current period primarily related to legal fees associated with ongoing divestiture activity.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Net interest and other expense (income)
Interest expense	$13	$14	$(1)	$26	$27	$(1)
Interest income	(2)	(3)	1	(5)	(7)	2
Income from restricted investments	(12)	(22)	10	(48)	(47)	(1)
Other financing costs	3	1	2	6	3	3
	$2	$(10)	$12	$(21)	$(24)	$3

Current Quarter - Net interest and other expense (income) increased by $12 million during the current quarter compared to the prior year quarter. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments income of $12 million and $22 million included realized gains of $9 million compared to gains of $20 million for the three months ended March 31, 2024 and 2023, respectively. See Note D for more information on the restricted investments.

Year-to-date - Net interest and other expense (income) increased by $3 million during the current period compared to the prior year period. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year period. Restricted investments income of $48 million and $47 million included realized gains of $39 million compared to gains of $41 million for the six months ended March 31, 2024 and 2023, respectively. See Note D for more information on the restricted investments.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Other net periodic benefit loss	$2	$2	$—	$4	$3	$1

Current Quarter - Other net periodic benefit loss for the three months ended March 31, 2024 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $1 million. Other net periodic benefit loss for the three months ended March 31, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. See Note J for more information.

Year-to-date - Other net periodic benefit loss for the six months ended March 31, 2024 primarily included interest cost of $8 million which was partially offset by expected return on plan assets of $4 million. Other net periodic benefit loss for the six months ended March 31, 2023 primarily included interest cost of $7 million which was partially offset by expected return on plan assets of $4 million. See Note J for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Income tax expense (benefit)	$(104)	$(1)	$(103)	$(128)	$7	$(135)
Effective tax rate	-612%	-1%		-610%	5%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 612% for the three months ended March 31, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $102 million primarily related to changes in foreign tax activity.

The overall effective tax rate was a benefit 1% for the three months ended March 31, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $20 million primarily related to changes in uncertain tax positions.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 610% for the six months ended March 31, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $126 million primarily related to changes in foreign tax activity.

The overall effective tax rate was 5% for the six months ended March 31, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $23 million primarily related to changes in uncertain tax positions primarily from a combination of state expirations and audit settlements.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income (loss) which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP financial measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three and six months ended March 31, 2024 and 2023 was significantly impacted by foreign tax activity and uncertain tax positions.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Income from continuing operations before income taxes	$17	$91	$21	$141
Key items (pre-tax)(a)	42	(16)	47	(24)
Adjusted income from continuing operations
before income taxes	$59	$75	$68	$117

Income tax expense (benefit)	$(104)	$(1)	$(128)	$7
Income tax rate adjustments:
Tax effect of key items(b)	10	(3)	12	(5)
Tax specific key items:(c)
Uncertain tax positions	—	20	—	20
Other and tax reform related activity	105	—	129	—
Total income tax rate adjustments	115	17	141	15
Adjusted income tax expense	$11	$16	$13	$22
Effective tax rate	-612%	-1%	-610%	5%
Effective tax rate, excluding key items (Non-GAAP)(d)	19%	21%	19%	19%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$—	$—	$(3)	$—	$(3)
Composites/Marl facility	(2)	(1)	(1)	(1)	(1)	—
Distribution	(1)	—	(1)	—	(1)	1
Valvoline	2	—	2	2	—	2
	$(1)	$(1)	$—	$(2)	$(2)	$—

Current Quarter - The activity for Valvoline represents subsequent adjustments that were made in conjunction with post-closing tax items and disputes during the current quarter. The activity for Composites/Marl facility was related to post-closing adjustments in the current and prior year quarter.

Year-to-date - The activity for the Performance Adhesives represents subsequent adjustments that were made in conjunction with post-closing tax items and disputes during the current year period. The activity for Composites/Marl facility, Distribution and Valvoline was related to post-closing adjustments.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and six months ended March 31, 2024 and 2023.

	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$(27)	$27	$(54)	$27	$109	$(82)
Unrealized gain (loss) on commodity hedges	1	(3)	4	—	(7)	7
	$(26)	$24	$(50)	$27	$102	$(75)

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter decreased $50 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended March 31, 2024 and 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a loss of $27 million and a gain of $27 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended March 31, 2024 and 2023, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $1 million and losses of $3 million for the three months ended March 31, 2024 and 2023, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year decreased $75 million compared to the prior year period primarily as a result of the following:

•
For the six months ended March 31, 2024 and 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $27 million and $109 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the six months ended March 31, 2024 and 2023, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $7 million for the six months ended March 31, 2023.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income, plus income tax expense (benefit), net interest and other expense (income), and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is adjusted EBITDA divided by sales.

Management believes the use of EBITDA and adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income and operating income (loss). The adjustments Ashland makes to derive the non-GAAP financial measures of EBITDA and adjusted EBITDA exclude items which may cause short-term fluctuations in net income and operating income (loss) and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its segments and provide continuity to investors for comparability purposes.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $74 million and $140 million for the three months ended March 31, 2024 and 2023, respectively, and income of $109 million and $235 million for the six months ended March 31, 2024 and 2023, respectively. EBITDA and adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note C in the Notes to Consolidated Financial Statements for further information on the restructuring activities;
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note K of the Notes to Consolidated Financial Statements for more information;
•
Accelerated depreciation – As a result of product line optimization activities at two Specialty Additives manufacturing plants, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the six months ended March 31, 2024. See Note C of the Notes to Consolidated Financial Statements for more information;
•
Argentina foreign currency devaluation – following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2024;
•
Asset impairments – Ashland recognized impairment charges to certain assets during fiscal 2023; and
•
Other plant optimization costs – During the second quarter of fiscal 2024, Ashland incurred inventory adjustment and production costs associated with product line optimization actions.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2024	2023	2024	2023
Net income	$120	$91	$147	$132
Income tax expense (benefit)	(104)	(1)	(128)	7
Net interest and other expense (income)	2	(10)	(21)	(24)
Depreciation and amortization(a)	56	60	111	120
EBITDA	74	140	109	235
Loss from discontinued operations, net of income taxes	1	1	2	2
Key items included in EBITDA:
Restructuring, separation and other costs	20	—	24	1
Environmental reserve adjustments	3	4	7	12
Accelerated depreciation	27	—	49	—
Argentina currency devaluation impact	—	—	5	—
Asset impairments	—	—	—	4
Other plant optimization costs	1	—	1	—
Total key items included in EBITDA	51	4	86	17
Adjusted EBITDA	$126	$145	$197	$254

Total key items included in EBITDA	$51	$4	$86	$17
Unrealized gain on securities	(9)	(20)	(39)	(41)
Total key items, before tax	$42	$(16)	$47	$(24)
(a)
Depreciation and amortization excludes accelerated depreciation of $27 million and $49 million for Specialty Additives for the three and six months ended March 31, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA.

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the income from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income and/or operating income (loss) which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The adjusted diluted EPS for the income from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhances their ability to compare period-to-period financial results.

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized gain on securities – represents gains recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note D of the Notes to Consolidated Financial Statements for more information;
•
Other and tax reform related activity – represents tax specific key items associated with foreign tax related activity for the three and six months ended March 31, 2024; and
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and six months ended March 31, 2023.

	Three months ended		Six months ended
	March 31		March 31
	2024	2023	2024	2023
Diluted EPS from continuing operations (as reported)	$2.40	$1.68	$2.92	$2.43
Key items, before tax:
Restructuring, separation and other costs	0.39	—	0.47	0.02
Environmental reserve adjustments	0.06	0.07	0.14	0.22
Accelerated depreciation	0.55	—	0.96	—
Argentina currency devaluation impact	—	—	0.10	—
Asset impairments	—	—	—	0.07
Other plant optimization costs	0.02	—	0.02	—
Unrealized gain on securities	(0.18)	(0.35)	(0.76)	(0.74)
Key items, before tax	0.84	(0.28)	0.93	(0.43)
Tax effect of key items(a)	(0.20)	0.05	(0.23)	0.09
Key items, after tax	0.64	(0.23)	0.70	(0.34)
Tax specific key items:
Other and tax reform related activity	(2.07)	—	(2.54)	—
Uncertain tax positions	—	(0.36)	—	(0.36)
Tax specific key items(b)	(2.07)	(0.36)	(2.54)	(0.36)
Total key items	(1.43)	(0.59)	(1.84)	(0.70)
Adjusted diluted EPS from continuing operations (non-GAAP)	$0.97	$1.09	$1.08	$1.73
Amortization expense adjustment (net of tax)(c)	$0.30	$0.34	$0.63	$0.67
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.27	$1.43	$1.71	$2.40

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for the three and six months ended March 31, 2024 and 2023.

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

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended			Six months ended
	March 31			March 31
(In millions - unaudited)	2024	2023	Change	2024	2023	Change
SALES
Life Sciences	$222	$240	$(18)	$422	$447	$(25)
Personal Care	169	167	2	298	305	(7)
Specialty Additives	157	161	(4)	279	304	(25)
Intermediates	40	51	(11)	73	105	(32)
Intersegment sales(a)	(13)	(16)	3	(24)	(33)	9
	$575	$603	$(28)	$1,048	$1,128	$(80)
OPERATING INCOME (LOSS)
Life Sciences	$50	$58	$(8)	$82	$92	$(10)
Personal Care	25	14	11	28	25	3
Specialty Additives	(18)	15	(33)	(50)	16	(66)
Intermediates	9	17	(8)	16	37	(21)
Unallocated and other	(45)	(21)	(24)	(72)	(50)	(22)
	$21	$83	$(62)	$4	$120	$(116)
DEPRECIATION EXPENSE
Life Sciences	$11	$10	$1	$20	$20	$—
Personal Care	9	10	(1)	17	20	(3)
Specialty Additives(b)	40	14	26	77	28	49
Intermediates	3	3	—	6	6	—
	$63	$37	$26	$120	$74	$46
AMORTIZATION EXPENSE
Life Sciences	$5	$7	$(2)	$12	$14	$(2)
Personal Care	11	11	—	22	22	—
Specialty Additives	4	5	(1)	6	9	(3)
Intermediates	—	—	—	—	1	(1)
	$20	$23	$(3)	$40	$46	$(6)
EBITDA(c)
Life Sciences	$66	$75	$(9)	$114	$126	$(12)
Personal Care	45	35	10	67	67	—
Specialty Additives	26	34	(8)	33	53	(20)
Intermediates	12	20	(8)	22	44	(22)
Unallocated and other	(45)	(21)	(24)	(72)	(50)	(22)
	$104	$143	$(39)	$164	$240	$(76)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Depreciation includes accelerated depreciation of $27 million and $49 million for Specialty Additives for the three and six months ended March 31, 2024, respectively.
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

The following table provides a reconciliation of the change in sales for the Life Sciences operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Sales change
Volume	$(15)	$(29)
Price/mix	(3)	2
Foreign Currency	—	2
	$(18)	$(25)

The following table provides a reconciliation of the change in operating income (loss) for the Life Sciences operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Operating income change
Volume	$(6)	$(10)
Cost	(1)	(4)
Price/mix	(1)	2
Foreign Currency	—	2
	$(8)	$(10)

EBITDA and Adjusted EBITDA reconciliation

The EBITDA and adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment. Each of these non-GAAP financial measures are defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), adjusted EBITDA (EBITDA adjusted for key items as applicable), and adjusted EBITDA margin (adjusted EBITDA divided by sales). Ashland does not allocate items to each reportable segment below operating income (loss), such as interest expense and income taxes. As a result, reportable segment EBITDA and adjusted EBITDA are reconciled directly to operating income (loss) since it is the most directly comparable Statements of Consolidated Comprehensive Income (Loss) caption.

The following EBITDA presentation for the three and six months ended March 31, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the six months ended March 31, 2023 related to $1 million for restructuring program within the Nutraceuticals business of the Life Sciences segment.

	Life Sciences
	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$50	$58	$(8)	$82	$92	$(10)
Depreciation and amortization	16	17	(1)	32	34	(2)
EBITDA	$66	$75	(9)	$114	$126	(12)
Restructuring and other costs	—	—	—	—	1	(1)
Adjusted EBITDA	$66	$75	$(9)	$114	$127	$(13)
As a percent of sales	29.7%	31.3%	-160 bps	27.0%	28.4%	-140 bps

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Life Sciences' sales, operating income and adjusted EBITDA primarily decreased in the current quarter due to lower volume.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Life Sciences' sales, operating income and adjusted EBITDA decreased in the current period due to lower volume and higher costs, partially offset by favorable price/mix actions and favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Personal Care operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Sales change
Volume	$7	$(4)
Price/mix	(4)	(4)
Foreign Currency	(1)	1
	$2	$(7)

The following table provides a reconciliation of the change in operating income (loss) for the Personal Care operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Operating income change
Cost	$7	$(1)
Volume	2	(2)
Price/mix	2	6
	$11	$3

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. Personal Care had no key items for the three and six months ended March 31, 2024 or 2023.

	Personal Care
	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$25	$14	$11	$28	$25	$3
Depreciation and amortization	20	21	(1)	39	42	(3)
EBITDA	$45	$35	10	$67	$67	—
As a percent of sales	26.6%	21.0%	560 bps	22.5%	22.0%	50 bps

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Personal Care's sales increased primarily due to higher volume, partially offset by unfavorable price/mix and foreign currency exchange, while operating income and EBITDA increased in the current period primarily due to higher volume, lower costs and favorable price/mix.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Personal Care's sales decreased in the current period primarily due to lower volume and unfavorable price/mix. Operating income increased primarily due to favorable price/mix, partially offset by lower volume and EBITDA remained generally consistent compared to the prior year period.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Sales change
Volume	$9	$(9)
Price/mix	(12)	(15)
Divestiture	(1)	(2)
Foreign Currency	—	1
	$(4)	$(25)

The following table provides a reconciliation of the change in operating income (loss) for the Specialty Additives operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Operating income (loss) change
Costs (including accelerated depreciation)	$(31)	$(60)
Price/mix	(3)	(3)
Divestiture	(1)	(1)
Volume	2	(1)
Foreign Currency	—	(1)
	$(33)	$(66)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and six months ended March 31, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three months ended March 31, 2024 related to $27 million of accelerated depreciation and $1 million of other plant optimization costs. The key items during the six months ended March 31, 2024 and 2023 related to $49 million accelerated depreciation and $1 million of other plant optimization costs in fiscal 2024 and an asset impairment charge of $4 million in fiscal 2023 all of which were associated with manufacturing facilities.

	Specialty Additives
	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Operating income (loss)	$(18)	$15	$(33)	$(50)	$16	$(66)
Depreciation and amortization(a)	17	19	(2)	34	37	(3)
EBITDA	(1)	34	(35)	(16)	53	(69)
Accelerated depreciation	27	—	27	49	—	49
Asset Impairments	—	—	—	—	4	(4)
Other plant optimization costs	1	—	1	1	—	1
Adjusted EBITDA	$27	$34	$(7)	$34	$57	$(23)
As a percent of sales	17.2%	21.1%	-390 bps	12.2%	18.8%	-660 bps
(a)
Depreciation and amortization excludes accelerated depreciation of $27 million and $49 million for Specialty Additives for the three and six months ended March 31, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA.

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Specialty Additives sales for the quarter decreased primarily as a result of unfavorable price/mix partially offset by higher volume, while operating income (loss) decreased primarily due to higher costs, including $27 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and unfavorable price/mix. Adjusted EBITDA decreased primarily due to higher costs and unfavorable price/mix, partially offset by higher volume.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Specialty Additives sales and operating income (loss) for the current period decreased primarily due to higher costs, including $49 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities, unfavorable price/mix, and lower volume. Adjusted EBITDA's decrease was driven primarily by increased costs and price/mix.

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

The following table provides a reconciliation of the change in sales for the Intermediates operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	Current Year End
Sales change
Price/mix	$(13)	$(23)
Volume	2	(9)
	$(11)	$(32)

The following table provides a reconciliation of the change in operating income (loss) for the Intermediates operating segment for the three and six months ended March 31, 2024 and 2023.

	Three months ended	Six months ended
(In millions)	March 31, 2024	March 31, 2024
Operating income change
Price/mix	$(11)	$(19)
Volume	1	(3)
Cost	2	1
	$(8)	$(21)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and six months ended March 31, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and six months ended March 31, 2024 or 2023.

	Intermediates
	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$9	$17	$(8)	$16	$37	$(21)
Depreciation and amortization	3	3	—	6	7	(1)
EBITDA	$12	$20	$(8)	$22	$44	$(22)
As a percent of sales	30.0%	39.2%	-920 bps	30.1%	41.9%	-1180 bps

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Intermediates' sales, operating income and EBITDA for the current quarter decreased primarily due to unfavorable price/mix, partially offset by higher volume.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Intermediates' sales, operating income and EBITDA for the current period decreased primarily due to unfavorable price/mix and lower volume.

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and six months ended March 31, 2024 and 2023.

	Unallocated and Other
	Three months ended March 31			Six months ended March 31
(In millions)	2024	2023	Change	2024	2023	Change
Restructuring activities	$(20)	$(1)	$(19)	$(24)	$(2)	$(22)
Environmental expenses	(3)	(4)	1	(7)	(12)	5
Loss on acquisitions and divestitures, net	—	—	—	(2)	—	(2)
Argentina currency devaluation impact	—	—	—	(5)	—	(5)
Other expenses (primarily governance and legacy expenses)	(22)	(16)	(6)	(34)	(36)	2
Total expense	$(45)	$(21)	$(24)	$(72)	$(50)	$(22)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Unallocated and other recorded expense of $45 million and $21 million for the three months ended March 31, 2024 and 2023, respectively. The current and prior year quarter included expense of $20 million and $1 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current quarter and prior year quarter included $3 million and $4 million for environmental expenses, respectively.

Other expenses between periods were driven by increases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Unallocated and other recorded expense of $72 million and $50 million for the six months ended March 31, 2024 and 2023, respectively. The current and prior year period included expense of $24 million and $2 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively.

The current and prior year period included $7 million and $12 million for environmental expenses, respectively.

The remaining items primarily included expense of $5 million related to the devaluation of the currency in Argentina.

Other expenses between periods were driven by decreases in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation, mainly driven by lower stock compensation expense in the current period.

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

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the six months ended March 31, 2024 and 2023.

	Six months ended
	March 31
(In millions)	2024	2023
Cash provided (used) by:
Operating activities from continuing operations	$255	$27
Investing activities from continuing operations	(49)	(45)
Financing activities from continuing operations	(159)	(188)
Discontinued operations	(27)	(47)
Effect of currency exchange rate changes on cash and cash equivalents	2	6
Net increase (decrease) in cash and cash equivalents	$22	$(247)

Cash and cash equivalents increased $22 million for the six months ended March 31, 2024 compared to a $247 million decrease for the six months ended March 31, 2023.

The $22 million increase for the six months ended March 31, 2024 was primarily driven by operating cash inflows from continuing operations of $255 million partially offset by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $39 million, $70 million, and $100 million, respectively. Discontinued operations cash flows were outflows of $27 million.

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

	Six months ended
	March 31
(In millions)	2024	2023
Total cash flows provided by operating activities from continuing operations	$255	$27
less:
Additions to property, plant and equipment	(70)	(58)
Free cash flows	185	(31)
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	(15)	22
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	(122)	—
Restructuring-related payments(c)	7	1
Environmental and related litigation payments(d)	15	24
Ongoing free cash flow	$70	$16

Net income	147	132
Adjusted EBITDA(e)	197	254

Operating cash flow conversion(f)	173%	20%
Ongoing free cash flow conversion(g)	36%	6%

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

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $974 million and $1,050 million as of March 31, 2024 and September 30, 2023, respectively. The $76 million decrease in working capital was driven by lower trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities) including sales of foreign accounts receivables under the new Foreign Accounts Receivable Sales Programs, partially offset by higher cash and cash equivalents as well as an increase in refundable income taxes. See Note G for additional information on the Foreign Accounts Receivables Sales Programs. The $54 million increase in ongoing free cash flows between periods was primarily a result of reduced trade working capital additions reflecting a reduction in inventory balances as well as reduced incentive compensation payout compared to the prior year offset by $12 million in higher additions to property, plant and equipment. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 154% and 166% of current liabilities as as of March 31, 2024 and September 30, 2023, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of March 31, 2024 and September 30, 2023.

	March 31	September 30
(In millions)	2024	2023
Cash and investment securities
Cash and cash equivalents	$439	$417
Restricted investments(a)	383	367

Unused borrowing capacity and liquidity
Revolving credit facility	596	594
2018 accounts receivable securitization (foreign)	NA	104
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	NA

(a)
Includes $255 million and $243 million related to the Asbestos trust and $128 million and $124 million related to the Environmental trust as of March 31, 2024 and September 30, 2023, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at March 31, 2024. In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $1,035 million at March 31, 2024, compared to $1,115 million at September 30, 2023. Ashland had zero available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs, respectively, as of March 31, 2024. Ashland also maintained $383 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of March 31, 2024 and September 30, 2023.

	March 31	September 30
(In millions)	2024	2023
Short-term debt (includes current portion of long-term debt)	$—	$16
Long-term debt (less current portion and debt issuance cost discounts)(a)	1,328	1,314
Total debt	$1,328	$1,330

(a)
Includes $12 million and $13 million of debt issuance cost discounts as of March 31, 2024 and September 30, 2023, respectively.

Debt as a percent of capital employed was 30% at March 31, 2024 and at September 30, 2023, respectively. At March 31, 2024, Ashland’s total debt had an outstanding principal balance of $1,372 million, discounts of $32 million, and debt issuance costs of $12 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 3 years, $4 million due in fiscal 2027 and $540 million due in 2028.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of March 31, 2024, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the "2022 Credit Agreement") contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2024, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At March 31, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.1.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At March 31, 2024, Ashland’s calculation of the consolidated interest coverage ratio was 7.3.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity increased by $37 million since September 30, 2023 to $3,134 million at March 31, 2024. The increase of $37 million was due to net income of $147 million, $27 million of deferred translation gains, and $3 million in compensation expense and common shares issued, offset by stock repurchase activity of $101 million (includes $1 million in excise tax) and dividends of $39 million.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2024, $900 million remained available for repurchase under this authorization.

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

Stockholder dividends

Ashland paid a dividend of 38.5 cents per share for the first and second quarters of fiscal 2024 and 33.5 cents per share in the first and second quarters of fiscal 2023.

Capital expenditures

Capital expenditures were $70 million for the six months ended March 31, 2024 compared to $58 million for the six months ended March 31, 2023.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the six months ended March 31, 2024.

OUTLOOK

Overall end market demand growth is expected to be flat-to-low single digits this year with Ashland’s full-year results driven primarily through a convergence of our sales volume and customer end market demand with a commensurate increase in production at our manufacturing plants. Versus the prior year, Ashland expects higher full-year volume and mix to approximately offset the revenue impact of portfolio optimization actions and softer pricing.

As part of its portfolio optimization initiative, Ashland recently announced the closure of one of its production units at its plant in Doel, Belgium. As a result, Ashland will be reducing its volume exposure to several lower value, more cyclical industrial segments, including the construction end market. Ashland will continue to operate its remaining methylcellulose (MC) production unit to grow in higher value segments. Ashland continues to advance its work to improve the productivity of its hydroxyethylcellulose (HEC) business.

Ashland expects a sequential improvement in margins during the second half of the fiscal year, primarily reflecting a forecasted increase in sales and production volumes as well as portfolio optimization mix benefits. Year-over-year second-half margin improvement is expected to be significant when compared against inventory corrective actions taken in fiscal year 2023.

Overall, for the fiscal-third quarter the company expects sales in the range of $560 million to $580 million and adjusted EBITDA in the range of $138 million to $148 million. For the full fiscal year, Ashland now expects sales in the range of $2.150 billion to $2.225 billion and adjusted EBITDA in the range of $470 million to $500 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2024 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting - During the three and six months ended March 31, 2024, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of March 31, 2024, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of March 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2024.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2024 was as follow:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)(b)
January 1, 2024 to January 31, 2024	—	$—	—	$900
February 1, 2024 to February 29, 2024	—	—	—	900
March 1, 2024 to March 31, 2024	—	—	—	900
Total	—		—	$900

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2024, $900 million remained available for repurchase under this authorization.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On February 16, 2024, Eric N. Boni, Ashland’s Vice President, Finance and Principal Accounting Officer, entered into a Rule 10b5-1 trading arrangement, to exercise up to 2,730 stock appreciation rights related to Ashland’s common stock. The duration of the trading arrangement is until the earlier of (1) December 5, 2024, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

Ashland Securities Trading Plans

None.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2024 and March 31, 2023; (ii) Condensed Consolidated Balance Sheets at March 31, 2024 and September 30, 2023; (iii) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2024 and March 31, 2023; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
May 1, 2024	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)