Form 10-Q
period 2024-06-30
ASHLAND INC.
filed 2024-08-07
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At June 30, 2024, there were 48,831,868 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2024	2023	2024	2023
Sales	$544	$546	$1,591	$1,674
Cost of sales	358	368	1,147	1,134
Gross profit	186	178	444	540

Selling, general and administrative expense	114	84	303	256
Research and development expense	15	12	42	37
Intangibles amortization expense - Note G	19	24	59	70
Equity and other income	—	4	3	5
Loss on acquisitions and divestitures, net - Note B	(99)	—	(100)	—
Operating income (loss)	(61)	62	(57)	182

Net interest and other expense (income)	7	3	(14)	(21)
Other net periodic benefit loss - Note K	2	2	6	6
Income (loss) from continuing operations before income taxes	(70)	57	(49)	197
Income tax expense (benefit) - Note J	(101)	15	(229)	21
Income from continuing operations	31	42	180	176
Income (loss) from discontinued operations, net of income taxes - Note C	(25)	8	(27)	6
Net income	$6	$50	$153	$182

PER SHARE DATA
Basic earnings per share - Note M
Income from continuing operations	$0.61	$0.81	$3.57	$3.29
Income (loss) from discontinued operations	(0.49)	0.15	(0.53)	0.11
Net income	$0.12	$0.96	$3.04	$3.40

Diluted earnings per share - Note M
Income from continuing operations	$0.60	$0.79	$3.53	$3.24
Income (loss) from discontinued operations	(0.48)	0.15	(0.52)	0.11
Net income	$0.12	$0.94	$3.01	$3.35

COMPREHENSIVE INCOME (LOSS)
Net income	$6	$50	$153	$182
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(25)	(4)	2	105
Unrealized gain (loss) on commodity hedges	2	1	2	(6)
Other comprehensive income (loss) - Note N	(23)	(3)	4	99
Comprehensive income (loss)	$(17)	$47	$157	$281

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2024	September 30 2023
ASSETS
Current assets
Cash and cash equivalents	$399	$417
Accounts receivable(a) - Note H	224	338
Inventories - Note F	532	626
Other assets	189	125
Current assets held for Sale - Note B	41	—
Total current assets	1,385	1,506
Noncurrent assets
Property, plant and equipment
Cost	3,265	3,211
Accumulated depreciation	1,971	1,838
Net property, plant and equipment	1,294	1,373
Goodwill - Note G	1,352	1,362
Intangibles - Note G	761	886
Operating lease assets, net - Note I	116	122
Restricted investments - Note E	287	290
Asbestos insurance receivable(b) - Note L	136	127
Deferred income taxes	160	22
Other assets	256	251
Total noncurrent assets	4,362	4,433
Total assets	$5,747	$5,939

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$—	$16
Trade and other payables	198	210
Accrued expenses and other liabilities	230	208
Current operating lease obligations - Note I	21	22
Current liabilities held for sale - Note B	15	—
Total current liabilities	464	456
Noncurrent liabilities
Long-term debt - Note H	1,325	1,314
Asbestos litigation reserve - Note L	427	427
Deferred income taxes	43	148
Employee benefit obligations - Note K	97	100
Operating lease obligations - Note I	100	106
Other liabilities	324	291
Total noncurrent liabilities	2,316	2,386
Commitments and contingencies - Note L
Stockholders’ equity - Note N	2,967	3,097

Total liabilities and stockholders' equity	$5,747	$5,939

(a)
Accounts receivable includes an allowance for credit losses of $2 million and $3 million at June 30, 2024 and September 30, 2023, respectively.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $2 million at both June 30, 2024 and September 30, 2023.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2024	2023
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$153	$182
Loss (income) from discontinued operations, net of income taxes	27	(6)
Adjustments to reconcile income from continuing operations to cash flows from operating activities:
Depreciation and amortization	221	181
Original issue discount and debt issuance costs amortization	4	4
Deferred income taxes	(137)	11
Gain from sales of property and equipment	—	(1)
Loss on acquisitions and divestitures, net	99	—
Stock based compensation expense	10	17
Excess tax benefit on stock-based compensation	—	1
Income from restricted investments	(51)	(57)
Asset impairments	—	4
Pension contributions	(14)	(7)
Change in operating assets and liabilities	70	(166)
Total cash flows provided by operating activities from continuing operations	382	163
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(99)	(101)
Proceeds from disposal of property, plant and equipment	—	3
Proceeds from settlement of Company-owned life insurance contracts	1	3
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(5)	(7)
Other investing cash flows	(10)	—
Reimbursements from restricted investments	60	46
Proceeds from sale of securities	39	36
Purchases of securities	(39)	(36)
Total cash flows used by investing activities from continuing operations	(54)	(57)
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of Common Stock	(230)	(300)
Repayment of short-term debt	(16)	—
Cash dividends paid	(59)	(56)
Stock based compensation employee withholding taxes paid in cash	(5)	(10)
Total cash flows used by financing activities from continuing operations	(310)	(366)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	18	(260)
Cash used by discontinued operations
Operating cash flows	(38)	(43)
Total cash used by discontinued operations	(38)	(43)
Effect of currency exchange rate changes on cash and cash equivalents	2	6
DECREASE IN CASH AND CASH EQUIVALENTS	(18)	(297)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	417	646
CASH AND CASH EQUIVALENTS - END OF PERIOD	$399	$349

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting ("U.S. GAAP") and Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Results of operations for the period ended June 30, 2024 are not necessarily indicative of the expected results for the remainder of the fiscal year.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. For additional information about Ashland's reportable segments, see Note Q.

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

NOTE B – DIVESTITURES

Nutraceuticals business sale

In May 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire").

The Nutraceuticals business is included within Ashland's Life Sciences segment and serves the broader nutrition market.

The transaction is expected to close during Ashland's fiscal fourth quarter, contingent on certain customary regulatory approvals and standard closing conditions.

Ashland determined that it has met all the criteria for its Nutraceuticals business to be classified as held for sale. Therefore, the net assets of this business were classified as held for sale within the Condensed Consolidated Balance Sheets as of June 30, 2024. Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024. The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the expected disposition is included within the income tax expense (benefit) caption of the Statements of Consolidated Comprehensive Income (Loss). See Note J for additional details.

Held for sale classification

The assets and liabilities of the Nutraceuticals business have been reflected as assets and liabilities held for sale, as described above, which are comprised of the following components:

June 30
(In millions)	2024
Accounts receivable, net	$11
Inventories	24
Deferred income taxes	6
Current assets held for sale	$41

Trade and other payables	$9
Accrued expenses and other liabilities	4
Operating lease obligations	2
Current liabilities held for sale	$15

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

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and nine months ended June 30, 2024 and 2023:

•
The Performance Adhesives business divested in 2022;
•
The Composites business and Marl facility (Composites/Marl facility) divested in 2019;
•
The sale of the Ashland Distribution (Distribution) business divested in 2011;
•
The sale of Ashland Water Technologies (Water Technologies) business divested in 2014; and
•
The separation of Valvoline Inc. (Valvoline) business divested in 2017.

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation, a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption. See Note L for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the three and nine months ended June 30, 2024 and 2023.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$(1)	$(3)	$(1)
Composites/Marl facility	(1)	—	(2)	(1)
Distribution	(3)	(2)	(3)	(3)
Water Technologies	(4)	—	(4)	—
Valvoline	—	15	2	15
Asbestos-related litigation	(17)	(4)	(17)	(4)
	$(25)	$8	$(27)	$6

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

Severance costs

Ashland recorded severance expense of $3 million and $1 million during the three months ended June 30, 2024 and 2023 and $23 million and $1 million during the nine months ended June 30, 2024 and 2023, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of June 30, 2024, the severance liability associated with this program was $19 million and is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets.

The following table details at June 30, 2024 the amount of restructuring severance reserves related to this program.

(In millions)	Severance reserves
Balance at of September 30, 2023	$3
Severance expense	23
Utilization (cash paid)	(7)
Balance at June 30, 2024	$19

Plant optimization actions

During the three and nine months ended June 30, 2024, Ashland incurred $7 million and $55 million, respectively, of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland's portfolio optimization actions include the consolidation of Ashland's carboxymethylcellulose (CMC) and industrial methylcellulose (MC) capacity and rebalancing of the hydroxyethylcellulose (HEC) network.

During the three and nine months ended June 30, 2024, Ashland incurred $1 million, of accelerated depreciation for product line optimization activities associated with a Personal Care manufacturing facility in Summerville, South Carolina, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

Fiscal 2023 Life Sciences restructuring program

During the three months ended December 31, 2022, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of zero and $1 million during the three and nine months ended June 30, 2023, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of June 30, 2024, the severance reserve associated with this program was zero.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2024.

	Carrying	Total fair	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$399	$399	$399	$—	$—
Restricted investments(a)(b)	363	363	363	—	—
Investment of captive insurance company(c)	6	6	6	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$770	$770	$768	$2	$—

Liabilities
Commodity derivatives(e)	$3	$3	$—	$3	$—
Total liabilities at fair value	$3	$3	$—	$3	$—

(a)
Includes $287 million within restricted investments and $76 million within other current assets in the Condensed Consolidated Balance Sheets.
(b)
Includes $250 million related to the Asbestos trust and $113 million related to the Environmental trust.
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

Restricted investments

Ashland maintains certain investments in company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $76 million and $77 million classified within other current assets, in the Condensed Consolidated Balance Sheets at June 30, 2024 and September 30, 2023, respectively.

The following table presents gross unrealized gains and losses for the restricted securities as of June 30, 2024 and September 30, 2023:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2024
Demand deposit	$6	$—	$—	$6
Equity mutual fund	126	48	—	174
Fixed income mutual fund	222	—	(39)	183
Fair value	$354	$48	$(39)	$363

As of September 30, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	155	24	(2)	177
Fixed income mutual fund	226	—	(48)	178
Fair value	$393	$24	$(50)	$367

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio for the three and nine months ended June 30, 2024 and 2023.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Investment income(a)	$3	$4	$12	$10
Net gains(a)	1	6	39	47
Funds restricted for specific transactions	—	1	5	7
Disbursements	(23)	(29)	(60)	(46)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption. The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized during the three and nine months ended June 30, 2024 and 2023 within the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Foreign currency derivative gains	$1	$1	$2	$10

The following table summarizes the fair values of the outstanding foreign currency derivatives as of June 30, 2024 and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2024	2023
Foreign currency derivative assets	$1	$1
Notional contract values	174	147

Foreign currency derivative liabilities	$—	$1
Notional contract values	43	103

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized during the three and nine months ended June 30, 2024 and 2023 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Commodity derivative losses	$(2)	$(2)	$(5)	$(2)

The following table summarizes the fair values of the outstanding commodity derivatives as of June 30, 2024, and September 30, 2023 included in accounts receivable and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets.

	June 30	September 30
(In millions)	2024	2023
Commodity derivative assets	$1	$—
Notional contract values	4	2

Commodity derivative liabilities	$3	$4
Notional contract values	14	16

Other financial instruments

At June 30, 2024 and September 30, 2023, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,337 million and $1,327 million, respectively, compared to a fair value of $1,255 million and $1,160 million, respectively. The fair values of long-term debt are based on quoted market prices.

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of the reported Condensed Consolidated Balance Sheets dates.

	June 30	September 30
(In millions)	2024	2023
Finished products	$343	$390
Raw materials, supplies and work in process	189	236
	$532	$626

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 and when events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified in the three and nine months ended June 30, 2024.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2024.

	Life	Personal	Specialty
(In millions)	Sciences	Care(a)	Additives(a)	Intermediates(a)	Total
Balance at September 30, 2023	$819	$122	$421	$—	$1,362
Currency translation	4	—	3	—	7
Nutraceuticals - Held for sale(b)	(17)	—	—	—	(17)
Balance at June 30, 2024	$806	$122	$424	$—	$1,352

(a)
As of June 30, 2024 and September 30, 2023, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(b)
Reclassified to the current assets held for sale caption of the Condensed Consolidated Balance Sheets as of June 30, 2024. See Note B.

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

No indicators of impairment were identified in the three and nine months ended June 30, 2024.

Other intangible assets were comprised of the following as of June 30, 2024 and September 30, 2023.

	June 30, 2024			September 30, 2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$85	$(41)	$44	$97	$(43)	$54
Intellectual property	707	(599)	108	731	(581)	150
Customer and supplier relationships	748	(417)	331	821	(417)	404
Total definite-lived intangibles	1,540	(1,057)	483	1,649	(1,041)	608

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,818	$(1,057)	$761	$1,927	$(1,041)	$886

Amortization expense recognized on intangible assets was $19 million and $24 million for the three months ended June 30, 2024 and 2023, respectively, and $59 million and $70 million for the nine months ended June 30, 2024 and 2023, respectively, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $76 million in 2024 (includes nine months actual and three months estimated), $70 million in 2025, $68 million in 2026, $46 million in 2027 and $43 million in 2028. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s current and long-term debt as of the dates reported in the Condensed Consolidated Balance Sheets.

(In millions)	June 30, 2024	September 30, 2023
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	535	528
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	66	64
Other(a)	(8)	6
Total debt	1,325	1,330
Short-term debt	—	16
Long-term debt (less debt issuance costs)	$1,325	$1,314

(a)
Other includes $12 million and $13 million of debt issuance costs as of June 30, 2024 and September 30, 2023, respectively. The current portion of the long-term debt was zero for both June 30, 2024 and September 30, 2023.

The scheduled aggregate maturities to 2028 for long-term debt by year (including the current portion and excluding debt issuance costs) are as follows as of June 30, 2024: zero in the next 3 years, $4 million in 2027, and $535 million in 2028.

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

Ashland recognized a loss of $1 million and less than $1 million within the Statements of Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $2 million for the nine months ended June 30, 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $81 million in sales at June 30, 2024 against the buyer’s limit, which was $81 million at June 30, 2024 compared to $86 million of sales at September 30, 2023 against the buyer's limit, which was $86 million at September 30, 2023. Ashland transferred $104 million and $106 million in receivables to the special purpose entity as of June 30, 2024 and September 30, 2023, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of June 30, 2024 and September 30, 2023 of less than $1 million.

As of June 30, 2024 and 2023, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $244 million and $150 million, respectively, of which $233 million and $164 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between receivables transferred and derecognized versus collected of $11 million and $14 million for the periods ended June 30, 2024 and 2023, respectively, represents the impact of a net increase and a net reduction in accounts receivable sales volume during each period, respectively.

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

Through June 30, 2024, Ashland has sold $123 million in receivables under this agreement. Accordingly, Ashland recognized a loss of less than $1 million and $2 million within the net interest and other expense (income) caption of the Statements of Consolidated Income (Loss) for the three and nine months ended June 30, 2024, respectively. Ashland recorded $123 million in sales and gross proceeds received against the buyer's limit, which was $123 million at June 30, 2024. Ashland transferred $158 million in receivables to the SPE as of June 30, 2024. Ashland recorded less than $1 million in liabilities related to its service obligations and limited guarantee as of June 30, 2024.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan under this program. As of June 30, 2024, the program is in systems implementation phase and has not yet been offered to suppliers.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of June 30, 2024. Ashland's total borrowing capacity at June 30, 2024 was $596 million.

Ashland had zero of available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of June 30, 2024.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2024, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland's current credit agreement (the 2022 Credit Agreement) is 4.0. At June 30, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.2.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At June 30, 2024, Ashland’s calculation of the interest coverage ratio was 7.3.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

		Three months ended		Nine months ended
		June 30		June 30
(In millions)	Location	2024	2023	2024	2023
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$3	$3	$10	$10
Operating lease cost	Cost of Sales	4	3	11	11
Variable lease cost	Selling, General & Administrative	1	1	4	3
Variable lease cost	Cost of Sales	1	2	4	4
Short-term leases	Cost of Sales	1	—	2	2
Total lease cost		$10	$9	$31	$30

(a)
Includes zero and $1 million charges for the impairment of an abandoned right of use office building asset for the three and nine months ended June 30, 2024, respectively.

Right-of-use assets exchanged for new operating lease obligations were $1 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $29 million for the nine months ended June 30, 2024 and 2023, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Condensed Consolidated Balance Sheets as of June 30, 2024.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Operating cash flows from operating leases	$6	$8	$20	$21
Investing cash flows from finance leases	—	—	10	—

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 144% and 467% for the three and nine months ended June 30, 2024.

The current quarter's tax rate was impacted by jurisdictional income mix, as well as a net $104 million from favorable tax discrete items primarily related to the tax impact of the held for sale classification for the Nutraceuticals business. The current nine month tax rate was impacted by jurisdictional income mix, as well as net $231 million from favorable tax discrete items primarily related to changes in foreign tax activity and the tax impact of the held for sale classification for the Nutraceuticals business.

Prior fiscal year

The overall effective tax rate was 26% and 11% for the three and nine months ended June 30, 2023. The quarter tax rate was impacted by jurisdictional income mix, as well as net $4 million from favorable tax discrete items primarily related to changes in uncertain tax positions and adjustments to valuation allowances. The nine months tax rate was impacted by jurisdictional income mix, as well as net $27 million from favorable tax discrete items primarily related to changes in uncertain tax positions.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2024.

(In millions)
Balance at October 1, 2023	$59
Increases related to positions taken in prior years	3
Decreases related to positions taken in prior years	(1)
Increases related to positions taken in current year	13
Lapse of statute of limitations	(1)
Balance at June 30, 2024	$73

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $4 million and $5 million for continuing operations. For the remaining balance as of June 30, 2024, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Plan contributions

For the nine months ended June 30, 2024, Ashland contributed $7 million to its non-U.S. pension plans and $7 million to its U.S. pension plans. Ashland does not expect to make additional contributions to its U.S. pension plans and $1 million to its non-U.S. pension plans during the remainder of fiscal 2024.

Components of net periodic benefit costs (income)

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2024	2023	2024	2023
Three months ended June 30
Service cost	$1	$—	$—	$1
Interest cost	2	4	1	—
Expected return on plan assets	(1)	(2)	—	—
Total net periodic benefit costs	$2	$2	$1	$1
Nine months ended June 30
Service cost	$2	$2	$—	$1
Interest cost	10	10	2	1
Expected return on plan assets	(6)	(5)	—	—
Total net periodic benefit costs	$6	$7	$2	$2

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss), which netted to expense of $2 million and $6 million for the three and nine months ended June 30, 2024, respectively, and expense of $2 million and $6 million for the three and nine months ended June 30, 2023, respectively.
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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2024	2023	2023	2022	2021
Open claims - beginning of year	42	44	44	46	49
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(3)	(3)	(3)	(4)
Open claims - end of period	42	42	42	44	46

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2024, it was determined that the liability for Ashland asbestos-related claims should be increased by $24 million. Total reserves for asbestos claims were $282 million at June 30, 2024 compared to $281 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Asbestos reserve - beginning of year	$281	$305	$305	$320	$335
Reserve adjustment	24	9	9	16	12
Amounts paid	(23)	(29)	(33)	(31)	(27)
Asbestos reserve - end of period(a)	$282	$285	$281	$305	$320

(a)
Includes $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both June 30, 2024 and September 30, 2023.

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

At June 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $100 million (excluding the Hercules receivable for asbestos claims discussed below) compared to $95 million at September 30, 2023. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $11 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Insurance receivable - beginning of year	$95	$101	$101	$100	$103
Receivable adjustment(a)	11	3	3	7	6
Amounts collected	(6)	(7)	(9)	(6)	(9)
Insurance receivable - end of period(b)	$100	$97	$95	$101	$100

(a)
2021 includes a $2 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million at both of June 30, 2024 and September 30, 2023.
(b)
Includes $9 million and $11 million classified in accounts receivable on the Condensed Consolidated Balance Sheets at both June 30, 2024 and September 30, 2023, respectively.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2024, it was determined that the liability for Hercules asbestos-related claims should be increased by $14 million. Total reserves for asbestos claims were $190 million at June 30, 2024 compared to $191 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Asbestos reserve - beginning of year	$191	$213	$213	$217	$229
Reserve adjustments	14	(2)	(2)	15	8
Amounts paid	(15)	(14)	(20)	(19)	(20)
Asbestos reserve - end of period(a)	$190	$197	$191	$213	$217

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at both June 30, 2024 and September 30, 2023.

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

As of June 30, 2024, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $51 million compared to $47 million at September 30, 2023. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a increase of $6 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2024	2023	2023	2022	2021
Insurance receivable - beginning of year	$47	$52	$52	$47	$47
Receivable adjustment(a)	6	(3)	(3)	7	1
Amounts collected	(2)	(2)	(2)	(2)	(1)
Insurance receivable - end of period(b)	$51	$47	$47	$52	$47

(a)
2021 includes a $1 million reserve adjustment related to allowances for credit losses as a result of Ashland's adoption of the credit measurement standard. The total allowance for credit losses was $1 million as of both June 30, 2024 and September 30, 2023.
(b)
Includes $6 million and $4 million classified in accounts receivable on the Condensed Consolidated Balance Sheets at both June 30, 2024 and September 30, 2023, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $410 million for the Ashland asbestos-related litigation (current reserve of $282 million) and approximately $276 million for the Hercules asbestos-related litigation (current reserve of $190 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2024, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 15 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $231 million at June 30, 2024 compared to $214 million at September 30, 2023, of which $182 million at June 30, 2024 and $165 million at September 30, 2023 were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during the nine months ended June 30, 2024 and 2023.

	Nine months ended
	June 30
(In millions)	2024	2023
Reserve - beginning of period	$214	$211
Disbursements	(34)	(40)
Revised obligation estimates and accretion	51	33
Reserve - end of period	$231	$204

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2024 and September 30, 2023, Ashland’s recorded receivables for these probable insurance recoveries were $15 million and $17 million, respectively, of which $13 million and $15 million at June 30, 2024 and September 30, 2023 were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the three and nine months ended June 30, 2024 and 2023.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Environmental expense	$43	$22	$50	$32
Accretion	1	—	1	1
Legal expense	—	1	2	3
Total expense	44	23	53	36

Insurance receivable	(1)	(2)	(2)	(2)
Total expense, net of receivable activity(a)	$43	$21	$51	$34

(a)
Net expense of $8 million and $10 million for the three and nine months ended June 30, 2024, respectively, and $5 million and $6 million for the three and nine months ended June 30, 2023, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations, net of income taxes caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $495 million. The largest reserve for any site is 20% of the remediation reserve as of June 30, 2024.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2024.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland Common Stock for each applicable period were not included in the computation of income from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at June 30, 2024 and 2023, respectively. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2024	2023	2024	2023
Numerator
Numerator for basic and diluted EPS - Income from continuing operations, net of tax	$31	$42	$180	$176
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	50	52	50	53
Share based awards convertible to common shares	1	1	1	1
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	51	53	51	54
EPS from continuing operations
Basic	$0.61	$0.81	$3.57	$3.29
Diluted	0.60	0.79	3.53	3.24

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2024, $770 million remained available for repurchase under this authorization.

Stock repurchase program agreements

Current fiscal year

During June 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $30 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $30 million and received a delivery of 0.3 million shares of common stock.

During May 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

During November 2023, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during December 2023, when Ashland paid a total of $100 million and received a delivery of 1.2 million shares of common stock.

Prior fiscal year

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

Stockholder dividends

On May 7, 2024, Ashland's Board declared a quarterly cash dividend of $0.405 per share on the company's common stock representing a 5% increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2024. Dividends of $0.385 per share were paid in the first and second quarters of fiscal 2024 and the third quarter of fiscal 2023 and $0.335 per share were paid in the first and second quarters of fiscal 2023.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2024			2023
(In millions)	Before tax	Tax (expense) benefit	Net of tax	Before tax	Tax (expense) benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation loss	$(25)	$—	$(25)	$(4)	$—	$(4)
Unrealized gain on commodity hedges	2	—	2	1	—	1
Total other comprehensive income (loss)	$(23)	$—	$(23)	$(3)	$—	$(3)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$2	$—	$2	$106	$(1)	$105
Unrealized gain (loss) on commodity hedges	2	—	2	(8)	2	(6)
Total other comprehensive income (loss)	$4	$—	$4	$98	$1	$99

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Common stock and paid in capital
Balance, beginning of period	$6	$—	$5	$136
Common shares issued under stock incentive and other plans(a)	1	5	4	7
Common shares purchased under repurchase program(b)(c)	(7)	(5)	(9)	(143)
Balance, end of period	—	—	—	—
Retained earnings
Balance, beginning of period	3,604	3,734	3,595	3,653
Net income	6	50	153	182
Regular dividends	(20)	(20)	(59)	(56)
Common shares purchased under repurchase program(b)(c)	(124)	(145)	(223)	(160)
Balance, end of period	3,466	3,619	3,466	3,619
Accumulated other comprehensive income (loss)
Balance, beginning of period	(476)	(467)	(503)	(569)
Unrealized translation gain (loss)	(25)	(4)	2	105
Unrealized gain (loss) on commodity hedges	2	1	2	(6)
Balance, end of period	(499)	(470)	(499)	(470)
Total stockholders' equity	$2,967	$3,149	$2,967	$3,149
Cash dividends declared per common share	$0.405	$0.385	$1.175	$1.055

(a)
Common shares issued were 18,909 and 35,420 for the three months ended June 30, 2024 and 2023, respectively, and 129,716 and 179,934 for the nine months ended June 30, 2024 and 2023, respectively. Includes $1 million each for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $10 million for the nine months ended June 30, 2024 and 2023, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common shares repurchased were 1,314,485 and 2,552,697 for the three and nine months ended June 30, 2024, and 1,594,677 and 3,082,928 for the three and nine months ended June 30, 2023.
(c)
Includes $1 million and $2 million in excise tax on stock repurchases for the three and nine months ended June 30, 2024, respectively, and $2 million and $3 million for the three and nine months ended June 30, 2023, respectively.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024(a)	2023(b)	2024(a)	2023(b)
Nonvested stock awards	$3	$2	$10	$9
Performance share awards	1	1	2	8
	$4	$3	$12	$17

(a)
Included $1 million and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2024, respectively, and zero expense related to cash-settled performance units during both the three and nine months ended June 30, 2024.
(b)
Included $2 million of income and zero related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2023, respectively.

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

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Life Sciences
North America	$56	$57	$197	$166
Europe	65	77	200	237
Asia Pacific	58	60	165	182
Latin America & other	16	25	55	81
	$195	$219	$617	$666

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Personal Care
North America	$51	$43	$136	$134
Europe	65	53	181	173
Asia Pacific	37	28	94	84
Latin America & other	22	22	62	61
	$175	$146	$473	$452

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Specialty Additives
North America	$49	$52	$137	$157
Europe	55	53	158	162
Asia Pacific	38	40	112	114
Latin America & other	8	7	22	23
	$150	$152	$429	$456

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Intermediates
North America	$24	$30	$76	$100
Europe	7	7	17	23
Asia Pacific	4	5	12	19
Latin America & other	1	1	3	6
	$36	$43	$108	$148

For the nine months ending June 30, 2024, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 37% of total consolidated sales and polyvinylpyrrolidones (PVP) representing 22% of total consolidated sales.

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $191 million and $288 million as of June 30, 2024 and September 30, 2023, respectively. See Note H for additional information on Ashland’s programs to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

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

Reportable segment business descriptions

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, film coatings, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and controlling color. Nutraceutical solutions, which is classified as held for sale, include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness, and provide custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

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

The following table presents various financial information for each reportable segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2024	2023	2024	2023
SALES
Life Sciences	$195	$219	$617	$666
Personal Care	175	146	473	452
Specialty Additives	150	152	429	456
Intermediates	36	43	108	148
Intersegment sales(a)	(12)	(14)	(36)	(48)
	$544	$546	$1,591	$1,674
OPERATING INCOME (LOSS)
Life Sciences	$43	$49	$125	$141
Personal Care	31	14	59	38
Specialty Additives	10	5	(40)	22
Intermediates	6	13	22	50
Unallocated and other(b)	(151)	(19)	(223)	(69)
	$(61)	$62	$(57)	$182
DEPRECIATION EXPENSE
Life Sciences	$9	$11	$29	$31
Personal Care(c)	10	9	27	28
Specialty Additives(d)	20	15	97	43
Intermediates	3	3	9	9
	$42	$38	$162	$111
AMORTIZATION EXPENSE
Life Sciences	$6	$7	$18	$20
Personal Care	10	12	32	35
Specialty Additives	3	5	8	14
Intermediates	—	—	1	1
	$19	$24	$59	$70
EBITDA(e)
Life Sciences	$58	$67	$172	$192
Personal Care	51	35	118	101
Specialty Additives	33	25	65	79
Intermediates	9	16	32	60
Unallocated and other	(151)	(19)	(223)	(69)
	$—	$124	$164	$363

	June 30	September 30
(In millions - unaudited)	2024	2023
TOTAL ASSETS
Life Sciences	$1,773	$1,904
Personal Care	970	1,004
Specialty Additives	1,500	1,580
Intermediates	124	136
Unallocated and other	1,380	1,315
	$5,747	$5,939

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024.
(c)
Depreciation includes accelerated depreciation of $1 million for Personal Care for both the three and nine months ended June 30, 2024.
(d)
Depreciation includes accelerated depreciation of $7 million and $55 million for Specialty Additives for the three and nine months ended June 30, 2024, respectively.
(e)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission ("SEC"), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations, beliefs, and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effects of the ongoing Ukraine/Russia and Israel/Hamas conflicts on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 69% and 68% for the three and nine months ended June 30, 2024, respectively, and 69% and 70% for the three and nine months ended June 30, 2023, respectively. Sales by region expressed as a percentage of total consolidated sales for the three and nine months ended June 30 were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2024	2023	2024	2023
North America(a)	31%	31%	32%	30%
Europe(a)	35%	35%	35%	36%
Asia Pacific	25%	24%	24%	24%
Latin America & other	9%	10%	9%	10%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three and nine months ended June 30 was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2024	2023	2024	2023
Life Sciences	36%	40%	39%	40%
Personal Care	32%	27%	30%	27%
Specialty Additives	27%	28%	27%	27%
Intermediates	5%	5%	4%	6%
	100%	100%	100%	100%

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

Other items

Stock repurchase program agreements

During June 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $30 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $30 million and received a delivery of 0.3 million shares of common stock.

During May 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

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

Ashland continues to make progress on these portfolio optimization actions which include optimizing and consolidating CMC and MC production as well as rebalancing the global HEC production network. As of the fiscal third quarter, Ashland closed CMC production at Hopewell, Virginia. CMC levels continue to be drawn down while Ashland migrates select production volumes into Alizay, France. In addition, Ashland completed actions to optimize MC by consolidating production capacity in Doel, Belgium. Other actions to improve Ashland's HEC business continue to be assessed. Ashland also executed similar optimization actions at a Personal Care facility in Summerville, South Carolina.

The impact of these portfolio actions for the three and nine months ended June 30, 2024, resulted in accelerated depreciation charges of $8 million and $56 million and other plant optimization costs of $4 million and $5 million, respectively, recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). In addition, severance of $3 million and $23 million and other restructuring costs of zero and $5 million were recorded for the three and nine months ended June 30, 2024, each respectively within the selling, general and administrative caption of the Statements of Consolidated Comprehensive Income (Loss). See Note D for additional information.

Nutraceuticals business

In May 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire"). The transaction is expected to close during Ashland's fiscal fourth quarter, contingent on certain customary regulatory approvals and standard closing conditions.

Ashland recorded a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for the three and nine months ended June 30, 2024 and 2023 included the following:

	Three months ended			Nine months ended
	June 30			June 30
(In millions except per share data)	2024	2023	Change	2024	2023	Change
Net income	$6	$50	$(44)	$153	$182	$(29)
Diluted earnings per share net income	0.12	0.94	(0.82)	3.01	3.35	(0.34)
Income from continuing operations	31	42	(11)	180	176	4
Diluted earnings per share income from continuing operations	0.60	0.79	(0.19)	3.53	3.24	0.29
Operating income (loss)	(61)	62	(123)	(57)	182	(239)
EBITDA(a)	(34)	130	(164)	76	363	(287)
Adjusted EBITDA(a)	139	133	6	336	385	(49)
Adjusted diluted EPS from continuing operations excluding intangibles amortization expense(a)	1.49	1.23	0.26	3.19	3.63	(0.44)

(a)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results current quarter

Ashland's net income of $6 million ($0.12 diluted earnings per share) and $50 million ($0.94 diluted earnings per share) included a loss from discontinued operations of $25 million ($0.48 diluted earnings per share) and income of $8 million ($0.15 diluted earnings per share) in the current and prior year quarters, each respectively.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income (loss) for the current and prior year quarters included certain key items that were excluded to arrive at adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $147 million and $5 million for the three months ended June 30, 2024 and 2023 impacting continuing operations. Continuing operations was also impacted by favorable tax specific key items for discrete tax items totaling $106 million and $4 million for the three months ended June 30, 2024 and 2023.

Excluding these key items, the increase in continuing operations, diluted earnings per share from continuing operations and operating income (loss) was primarily driven by higher sales and production volumes within the Personal Care and Specialty Additives segments, favorable product mix, and deflationary raw materials, partially offset by unfavorable volume and pricing within the Life Sciences segment, lower pricing within the Intermediates segment and higher selling, general and administrative expenses, primarily related to the reset of variable compensation. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 53 million diluted shares in the third quarter of fiscal 2023 to 51 million diluted shares in the third quarter of fiscal 2024.

Ashland’s adjusted EBITDA was $139 million for the current quarter compared to $133 million in the prior year quarter (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $6 million increase in adjusted EBITDA was primarily driven by higher sales and production volumes within the Personal

Care and Specialty Additives segments, favorable product mix, and deflationary raw materials, partially offset by unfavorable volume and pricing within the Life Sciences segment, lower pricing within the Intermediates segment and higher selling, general and administrative expenses, primarily related to the reset of variable compensation. Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Sales	$544	$546	$(2)	$1,591	$1,674	$(83)

The following table provides a reconciliation of the change in sales for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Sales change
Price/mix	$(24)	$(60)
Volume	26	(20)
Divestiture	—	(3)
Foreign currency exchange	(4)	—
Change in sales	$(2)	$(83)

Current Quarter - Sales for the current quarter decreased $2 million compared to the prior year quarter. The decrease was driven by unfavorable product price/mix and foreign exchange currency, which was partially offset by favorable volume. CMC and MC portfolio optimization initiatives reduced sales by approximately $15 million during the current quarter.

Year-to-date - Sales for the current year decreased $83 million compared to the prior year period. Unfavorable product price/mix and lower sales volumes were the primary factors. CMC and MC portfolio optimization initiatives reduced sales by approximately $15 million during the current year.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Cost of sales	$358	$368	$(10)	$1,147	$1,134	$13
Gross profit as a percent of sales	34.2%	32.6%		27.9%	32.3%

The following table provides a reconciliation of the change in cost of sales between the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Cost of sales change
Operating Costs	$(13)	$61
Foreign currency exchange	(2)	3
Divestiture	—	(2)
Volume	21	(8)
Price/mix	(16)	(41)
Change in cost of sales	$(10)	$13
Current Quarter - Cost of sales for the current quarter decreased $10 million compared to the prior year quarter. The decrease was primarily driven by favorable product price/mix, lower operating costs and favorable foreign exchange currency, which was partially offset by higher volume, $8 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and one Personal Care manufacturing facility, and $4 million of other plant optimization costs. Gross profit as a percentage of sales increased 1.6%.

Year-to-date - Cost of sales for the current year increased $13 million compared to the prior year period. Higher operating costs driven by higher unit manufacturing costs associated with decreased plant loading to produce to demand in the first half of the year, $56 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and one Personal Care manufacturing facility, and $5 million of other plant optimization costs were the primary factors. These increases were partially offset by favorable product price/mix and lower volume. Gross profit as a percentage of sales decreased 4.4% primarily as a result of higher operating costs including product line optimization activities.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expense	$114	$84	$30	$303	$256	$47
As a percent of sales	21.0%	15.4%		19.0%	15.3%

Current Quarter - Selling, general and administrative expense for the current quarter increased $30 million compared to the prior year quarter with expenses as a percent of sales increasing 5.6 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$35 million and $16 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L for more information);
•
$12 million gain associated with ICMS Brazil tax credit during the prior year quarter; and
•
Higher variable compensation expenses between quarters.

Year-to-date - Selling, general and administrative expense for the current period increased $47 million compared to the prior year period with expenses as a percent of sales increasing 3.7 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$41 million and $28 million in net environmental-related expenses during the current and prior year period, respectively (see Note L for more information);
•
Expense of $28 million and $5 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year period, respectively;
•
$12 million gain associated with ICMS Brazil tax credit during the prior year period;
•
$4 million impairment charge in the prior year period associated with the sale of a Specialty Additives manufacturing facility;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina in the current period; and
•
Higher variable compensation expenses, partially offset by lower stock based compensation between periods.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Research and development expense	$15	$12	$3	$42	$37	$5

Current Quarter - Research and development expense increased due to higher incentive compensation.

Year-to-date - Research and development expense increased due to higher incentive compensation.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Intangibles amortization expense	$19	$24	$(5)	$59	$70	$(11)

Current Quarter - The lower intangibles amortization expense in the current quarter is driven by the impact of certain fully amortized intangibles in prior periods.

Year-to-date - The lower intangibles amortization expense in the current period is driven by the impact of certain fully amortized intangibles in prior periods.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Equity and other income	$—	$4	$(4)	$3	$5	$(2)

Current Quarter - Equity and other income was zero for the current year quarter, while the prior year quarter included China financial cash subsidies.

Year-to-date - Equity and other income is $3 million for in the current year period. The prior year activity related to China financial cash subsidies.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Loss on acquisitions and divestitures, net	$(99)	$—	$(99)	$(100)	$—	$(100)

Current Quarter - Ashland recorded a $99 million impairment charge associated with the Nutraceuticals business. See Note B for more information.

Year-to-date - Ashland recorded a $99 million impairment charge associated with the Nutraceuticals business. See Note B for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Net interest and other expense (income)
Interest expense	$12	$14	$(2)	$38	$41	$(3)
Interest income	(3)	(2)	(1)	(8)	(9)	1
Income from restricted investments	(4)	(10)	6	(51)	(57)	6
Other financing costs	2	1	1	7	4	3
	$7	$3	$4	$(14)	$(21)	$7

Current Quarter - Net interest and other expense (income) increased by $4 million during the current quarter compared to the prior year quarter. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments income of $4 million and $10 million included realized gains of $1 million compared to gains of $6 million for the three months ended June 30, 2024 and 2023, respectively. See Note E for more information on the restricted investments.

Year-to-date - Net interest and other expense (income) increased by $7 million during the current period compared to the prior year period. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year period. Restricted investments income of $51 million and $57 million included realized gains of $39 million compared to gains of $47 million for the nine months ended June 30, 2024 and 2023, respectively. See Note E for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Other net periodic benefit loss	$2	$2	$—	$6	$6	$—

Current Quarter - Other net periodic benefit loss for the three months ended June 30, 2024 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $1 million. Other net periodic benefit loss for the three months ended June 30, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. See Note K for more information.

Year-to-date - Other net periodic benefit loss for the nine months ended June 30, 2024 primarily included interest cost of $12 million which was partially offset by expected return on plan assets of $6 million. Other net periodic benefit loss for the nine months ended June 30, 2023 primarily included interest cost of $11 million which was partially offset by expected return on plan assets of $5 million. See Note K for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Income tax expense (benefit)	$(101)	$15	$(116)	$(229)	$21	$(250)
Effective tax rate	144%	26%		467%	11%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 144% for the three months ended June 30, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $104 million primarily related to the tax impact of the held for sale classification for the Nutraceuticals business.

The overall effective tax rate was 26% for the three months ended June 30, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $4 million primarily related to changes in uncertain tax positions and adjustments to valuation allowances.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a 467% for the nine months ended June 30, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $231 million primarily related to changes in foreign tax activity and the tax impact of the held for sale classification for the Nutraceuticals business.

The overall effective tax rate was 11% for the nine months ended June 30, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $27 million primarily related to changes in uncertain tax positions.

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

The effective tax rate during the three and nine months ended June 30, 2024 and 2023 was significantly impacted by foreign tax activity, uncertain tax positions, and the tax impact of the held for sale classification for the Nutraceuticals business.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Income (loss) from continuing operations before income taxes	$(70)	$57	$(49)	$197
Key items (pre-tax)(a)	147	5	194	(19)
Adjusted income from continuing operations
before income taxes	$77	$62	$145	$178

Income tax expense (benefit)	$(101)	$15	$(229)	$21
Income tax rate adjustments:
Tax effect of key items(b)	12	(3)	24	(8)
Tax specific key items:(c)
Uncertain tax positions	(9)	3	(9)	23
Valuation allowance	—	1	—	1
Restructuring and separation activity	115	—	115	—
Other and tax reform related activity	—	—	129	—
Total income tax rate adjustments	118	1	259	16
Adjusted income tax expense	$17	$16	$30	$37
Effective tax rate	144%	26%	467%	11%
Effective tax rate, excluding key items (Non-GAAP)(d)	23%	26%	21%	21%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$(1)	$1	$(3)	$(1)	$(2)
Composites/Marl facility	(1)	—	(1)	(2)	(1)	(1)
Distribution	(3)	(2)	(1)	(3)	(3)	—
Water Technologies	(4)	—	(4)	(4)	—	(4)
Valvoline	—	15	(15)	2	15	(13)
Asbestos-related litigation	(17)	(4)	(13)	(17)	(4)	(13)
	$(25)	$8	$(33)	$(27)	$6	$(33)

Current Quarter - The activity for Valvoline for the three months ended June 30, 2023 primarily represents cash proceeds related to subsequent adjustments that were made in conjunction with post-closing disputes and Tax Matters Agreement. The activity for Composites/Marl facility, Distribution, and Water Technologies was related to post-closing adjustments in the current and prior year quarter primarily related to environmental liabilities. Asbestos activity in each quarter primarily relates to Ashland's annual update.

Year-to-date - The activity for the Performance Adhesives represents subsequent adjustments that were made in conjunction with post-closing tax items during the current year period. The activity for Composites/Marl facility, Distribution and Water Technologies was related to post-closing adjustments primarily related to environmental liabilities. The Valvoline activity for the current year period represents subsequent adjustments that were made in conjunction with post-closing tax items and disputes and primarily represents cash proceeds related to certain post-closing disputes and Tax Matters Agreement during the prior year period. Asbestos activity in each period primarily relates to Ashland's annual update.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income is provided below for the three and nine months ended June 30, 2024 and 2023.

	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$(25)	$(4)	$(21)	$2	$105	$(103)
Unrealized gain (loss) on commodity hedges	2	1	1	2	(6)	8
	$(23)	$(3)	$(20)	$4	$99	$(95)

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter decreased $20 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended June 30, 2024 and 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $25 million and $4 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended June 30, 2024 and 2023, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year decreased $95 million compared to the prior year period primarily as a result of the following:

•
For the nine months ended June 30, 2024 and 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $2 million and $105 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the nine months ended June 30, 2024 and 2023, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $2 million and unrealized losses of $6 million for the nine months ended June 30, 2024 and 2023, respectively.

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

EBITDA and Adjusted EBITDA

EBITDA totaled loss of $34 million and income of $130 million for the three months ended June 30, 2024 and 2023, respectively, and income of $76 million and $363 million for the nine months ended June 30, 2024 and 2023, respectively. EBITDA and adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Nutraceutical impairment – During the three months ended June 30, 2024, Ashland entered into an agreement to sell substantially all of the net assets of its Nutraceuticals business. As a result, Ashland recorded a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.
•
Accelerated depreciation – As a result of product line optimization activities at two Specialty Additives manufacturing plants and a Personal Care manufacturing plant, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three and nine months ended June 30, 2024. See Note D of the Notes to Condensed Consolidated Financial Statements for more information;
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note L of the Notes to Condensed Consolidated Financial Statements for more information;
•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D in the Notes to Condensed Consolidated Financial Statements for further information on the restructuring activities;
•
Other plant optimization costs – During the three and nine months ended June 30, 2024, Ashland incurred inventory adjustment and production costs associated with product line optimization actions.
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2024;
•
Asset impairments – Ashland recognized impairment charges to certain assets during fiscal 2023;
•
ICMS Brazil tax credit – In 2017, the Federal Supreme Court of Brazil ruled in a leading case that a Brazil value-added tax (ICMS) should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (2017 Decision). Following favorable court rulings from lawsuits previously filed by two of Ashland's Brazilian subsidiaries challenging the inclusion of ICMS in Ashland's calculation of PIS/COFINS, Ashland received acknowledgment from the Brazilian tax authorities that allows Ashland to begin the process to recover the taxes; and
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Nutraceuticals business held for sale assets during the three and nine months ended June 30, 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2024	2023	2024	2023
Net income	$6	$50	$153	$182
Income tax expense (benefit)	(101)	15	(229)	21
Net interest and other expense (income)	7	3	(14)	(21)
Depreciation and amortization(a)	54	62	166	181
EBITDA	(34)	130	76	363
Loss (income) from discontinued operations, net of income taxes	25	(8)	27	(6)
Key items included in EBITDA:
Nutraceutical impairment	99	—	99	—
Accelerated depreciation	8	—	56	—
Environmental reserve adjustments	35	19	41	31
Restructuring, separation and other costs	3	4	28	5
Other plant optimization costs	4	—	5	—
Argentina currency devaluation impact	—	—	5	—
Asset impairments	—	—	—	4
ICMS Brazil tax credit	—	(12)	—	(12)
Held for sale depreciation and amortization	(1)	—	(1)	—
Total key items included in EBITDA	148	11	233	28
Adjusted EBITDA	$139	$133	$336	$385

Total key items included in EBITDA	$148	$11	$233	$28
Unrealized gains on securities	(1)	(6)	(39)	(47)
Total key items, before tax	$147	$5	$194	$(19)
(a)
Depreciation and amortization excludes accelerated depreciation of $1 million for Personal Care for both the three and nine months ended June 30, 2024 and $7 million and $55 million for Specialty Additives for the three and nine months ended June 30, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA. Depreciation and amortization includes $1 million for Life Sciences for the Nutraceuticals business held for sale assets for both the three and nine months ended June 30, 2024, which is included as a key item within this table as a component of adjusted EBITDA.

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

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized gain on securities – represents gains recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and nine months ended June 30, 2024 and June 30, 2023;
•
Valuation allowance – represents the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – represents the tax impact of the held for sale classification for the
Nutraceuticals business; and

•
Other and tax reform related activity – represents tax specific key items associated with foreign tax related activity for the three and nine months ended June 30, 2024.

	Three months ended		Nine months ended
	June 30		June 30
	2024	2023	2024	2023
Diluted EPS from continuing operations (as reported)	$0.60	$0.79	$3.53	$3.24
Key items, before tax:
Nutraceutical impairment	1.94	—	1.94	—
Accelerated depreciation	0.16	—	1.10	—
Environmental reserve adjustments	0.69	0.36	0.80	0.58
Restructuring, separation and other costs	0.06	0.09	0.55	0.09
Other plant optimization costs	0.08	—	0.10	—
Argentina currency devaluation impact	—	—	0.10	—
Asset impairments	—	—	—	0.07
ICMS Brazil tax credit	—	(0.23)	—	(0.22)
Held for sale depreciation and amortization	(0.02)	—	(0.02)	—
Unrealized gain on securities	(0.02)	(0.12)	(0.76)	(0.87)
Key items, before tax	2.89	0.10	3.81	(0.35)
Tax effect of key items(a)	(0.24)	0.06	(0.48)	0.15
Key items, after tax	2.65	0.16	3.33	(0.20)
Tax specific key items:
Uncertain tax positions	0.18	(0.06)	0.18	(0.42)
Valuation allowance	—	(0.02)	—	(0.02)
Restructuring and separation activity	(2.25)	—	(2.25)	—
Other and tax reform related activity	—	—	(2.54)	—
Tax specific key items(b)	(2.07)	(0.08)	(4.61)	(0.44)
Total key items	0.58	0.08	(1.28)	(0.64)
Adjusted diluted EPS from continuing operations (non-GAAP)	$1.18	$0.87	$2.25	$2.60
Amortization expense adjustment (net of tax)(c)	$0.31	$0.36	$0.94	$1.03
Adjusted diluted EPS from continuing operations (non-GAAP) excluding intangibles amortization expense	$1.49	$1.23	$3.19	$3.63

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for the three and nine months ended June 30, 2024 and 2023.

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

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended			Nine months ended
	June 30			June 30
(In millions - unaudited)	2024	2023	Change	2024	2023	Change
SALES
Life Sciences	$195	$219	$(24)	$617	$666	$(49)
Personal Care	175	146	29	473	452	21
Specialty Additives	150	152	(2)	429	456	(27)
Intermediates	36	43	(7)	108	148	(40)
Intersegment sales(a)	(12)	(14)	2	(36)	(48)	12
	$544	$546	$(2)	$1,591	$1,674	$(83)
OPERATING INCOME (LOSS)
Life Sciences	$43	$49	$(6)	$125	$141	$(16)
Personal Care	31	14	17	59	38	21
Specialty Additives	10	5	5	(40)	22	(62)
Intermediates	6	13	(7)	22	50	(28)
Unallocated and other (b)	(151)	(19)	(132)	(223)	(69)	(154)
	$(61)	$62	$(123)	$(57)	$182	$(239)
DEPRECIATION EXPENSE
Life Sciences	$9	$11	$(2)	$29	$31	$(2)
Personal Care(c)	10	9	1	27	28	(1)
Specialty Additives(d)	20	15	5	97	43	54
Intermediates	3	3	—	9	9	—
	$42	$38	$4	$162	$111	$51
AMORTIZATION EXPENSE
Life Sciences	$6	$7	$(1)	$18	$20	$(2)
Personal Care	10	12	(2)	32	35	(3)
Specialty Additives	3	5	(2)	8	14	(6)
Intermediates	—	—	—	1	1	—
	$19	$24	$(5)	$59	$70	$(11)
EBITDA(e)
Life Sciences	$58	$67	$(9)	$172	$192	$(20)
Personal Care	51	35	16	118	101	17
Specialty Additives	33	25	8	65	79	(14)
Intermediates	9	16	(7)	32	60	(28)
Unallocated and other	(151)	(19)	(132)	(223)	(69)	(154)
	$—	$124	$(124)	$164	$363	$(199)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024.
(c)
Depreciation includes accelerated depreciation of $1 million for Personal Care for both the three and nine months ended June 30, 2024.
(d)
Depreciation includes accelerated depreciation of $7 million and $55 million for Specialty Additives for the three and nine months ended June 30, 2024, respectively.
(e)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

Life Sciences

Life Sciences is comprised of pharmaceuticals, nutrition, nutraceuticals, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coating, thickeners, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Nutraceutical solutions, which is classified as held for sale, include products for weight management, joint comfort, stomach and intestinal health, sports nutrition and general wellness. The nutraceutical business also provides custom formulation, toll processing and particle engineering solutions. Customers include pharmaceutical, food, beverage, nutraceuticals and supplements manufacturers, hospitals and radiologists and industrial manufacturers.

In May 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire"). The transaction is expected to close during Ashland's fiscal fourth quarter, contingent on certain customary regulatory approvals and standard closing conditions.

The following table provides a reconciliation of the change in sales for the Life Sciences operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Sales change
Volume	$(15)	$(44)
Price/mix	(8)	(6)
Foreign Currency	(1)	1
	$(24)	$(49)

The following table provides a reconciliation of the change in operating income (loss) for the Life Sciences operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Operating income change
Volume	$(7)	$(18)
Price/mix	(4)	(1)
Foreign Currency	(1)	1
Cost	6	2
	$(6)	$(16)

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

The following EBITDA presentation for the three and nine months ended June 30, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the three and nine months ended June 30, 2024 related to $1 million for environmental reserve adjustment offset by $1 million held for sale reversal of depreciation and amortization. The key items during the three and nine months ended June 30, 2023 related to $3 million and $4 million for restructuring programs, and $2 million each, for environmental reserve adjustments for the three and nine months ended June 30, 2023.

	Life Sciences
	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$43	$49	$(6)	$125	$141	$(16)
Depreciation and amortization	16	18	(2)	48	51	(3)
EBITDA	$59	$67	(8)	$173	$192	(19)
Restructuring and other costs	—	3	(3)	—	4	(4)
Environmental reserve adjustments	1	2	(1)	1	2	(1)
Held for sale depreciation and amortization	(1)	—	(1)	(1)	—	(1)
Adjusted EBITDA	$59	$72	$(13)	$173	$198	$(25)
As a percent of sales	30.3%	32.9%	-260 bps	28.0%	29.7%	-170 bps
(a)
Depreciation and amortization includes $1 million for Life Sciences associated with the Nutraceuticals business held for sale assets for the three and nine months ended June 30, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Life Sciences' sales, operating income and adjusted EBITDA primarily decreased in the current quarter due to lower volume, unfavorable price/mix and unfavorable foreign currency exchange, partially offset by lower costs.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Life Sciences' sales, operating income and adjusted EBITDA decreased in the current period due to lower volume, higher costs, and unfavorable price/mix, partially offset by favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Personal Care operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Sales change
Volume	$32	$27
Price/mix	(2)	(6)
Foreign Currency	(1)	—
	$29	$21

The following table provides a reconciliation of the change in operating income (loss) for the Personal Care operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Operating income change
Volume	$11	$9
Cost	5	4
Price/mix	2	9
Foreign Currency	(1)	(1)
	$17	$21

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and nine months ended June 30, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. The key items for Personal Care for the three and nine months ended June 30, 2024 related to $1 million of accelerated depreciation. Personal Care had no key items for the three and nine months ended June 30, 2023.

	Personal Care
	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$31	$14	$17	$59	$38	$21
Depreciation and amortization	19	21	(2)	58	63	(5)
EBITDA	$50	$35	15	$117	$101	16
Accelerated depreciation	1	—	1	1	—	1
Adjusted EBITDA	$51	$35	$16	$118	$101	$17
As a percent of sales	29.1%	24.0%	510 bps	24.9%	22.3%	260 bps
(a)
Depreciation and amortization excludes accelerated depreciation of $1 million for Personal Care for the three and nine months ended June 30, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Personal Care's sales increased primarily due to higher volume, partially offset by unfavorable price/mix and foreign currency exchange, while operating income and Adjusted EBITDA increased in the current period primarily due to higher volume and favorable price/mix, partially offset by unfavorable foreign currency exchange. The CMC portfolio optimization initiative had an approximate $3 million negative sales impact during the quarter.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Personal Care's sales increased in the current period primarily due to higher volume partially offset by unfavorable price/mix. Operating income and Adjusted EBITDA increased primarily due to higher volume and favorable price/mix, partially offset by unfavorable foreign currency exchange and higher cost including $1 million of accelerated depreciation for product line optimization activities associated with a manufacturing facility. The CMC portfolio optimization initiative had an approximate $3 million negative sales impact during the year.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Sales change
Price/mix	$(9)	$(24)
Foreign Currency	(1)	—
Divestiture	—	(3)
Volume	8	—
	$(2)	$(27)

The following table provides a reconciliation of the change in operating income (loss) for the Specialty Additives operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Operating income (loss) change
Costs (including accelerated depreciation)	$(1)	$(62)
Price/mix	4	1
Volume	2	1
Foreign Currency	—	(1)
Divestiture	—	(1)
	$5	$(62)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation for the three and nine months ended June 30, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three months ended June 30, 2024 and 2023 related to $7 million of accelerated depreciation, $4 million of other plant optimization costs, and $1 million in environmental reserve adjustments in fiscal 2024 and environmental reserve adjustments of $4 million in fiscal 2023. The key items during the nine months ended June 30, 2024 and 2023 related to $55 million accelerated depreciation, $5 million of other plant optimization costs and $1 million in environmental reserve adjustments in fiscal 2024 and an asset impairment charge of $4 million and environmental reserve adjustments of $4 million in fiscal 2023 all of which were associated with manufacturing facilities.

	Specialty Additives
	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Operating income (loss)	$10	$5	$5	$(40)	$22	$(62)
Depreciation and amortization(a)	16	20	(4)	50	57	(7)
EBITDA	26	25	1	10	79	(69)
Accelerated depreciation	7	—	7	55	—	55
Asset Impairments	—	—	—	—	4	(4)
Environmental reserve adjustments	1	4	(3)	1	4	(3)
Other plant optimization costs	4	—	4	5	—	5
Adjusted EBITDA	$38	$29	$9	$71	$87	$(16)
As a percent of sales	25.3%	19.1%	620 bps	16.6%	19.1%	-250 bps
(a)
Depreciation and amortization excludes accelerated depreciation of $7 million and $55 million for Specialty Additives for the three and nine months ended June 30, 2024, respectively, which is included as a key item within this table as a component of adjusted EBITDA.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Specialty Additives sales for the quarter decreased primarily as a result of unfavorable price/mix and foreign exchange currency, partially offset by higher volume, while operating income and Adjusted EBITDA increased primarily due to favorable price/mix and higher volume, partially offset by higher costs, including $7 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities. The CMC and MC portfolio optimization initiatives had an approximate $12 million negative sales impact during the quarter.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Specialty Additives sales for the current period decreased primarily due to unfavorable price/mix, while operating income (loss) and Adjusted EBITDA decreased primarily due to higher costs, including $55 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and unfavorable foreign currency exchange partially offset by higher volume. The CMC and MC portfolio optimization initiatives had an approximate $12 million negative sales impact during the year.

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

The following table provides a reconciliation of the change in sales for the Intermediates operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Sales change
Price/mix	$(7)	$(31)
Volume	—	(9)
	$(7)	$(40)

The following table provides a reconciliation of the change in operating income (loss) for the Intermediates operating segment for the three and nine months ended June 30, 2024 and 2023.

	Three months ended	Nine months ended
(In millions)	June 30, 2024	June 30, 2024
Operating income change
Price/mix	$(8)	$(26)
Volume	—	(3)
Cost	1	1
	$(7)	$(28)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the three and nine months ended June 30, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and nine months ended June 30, 2024 or 2023.

	Intermediates
	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Operating income	$6	$13	$(7)	$22	$50	$(28)
Depreciation and amortization	3	3	—	10	10	—
EBITDA	$9	$16	$(7)	$32	$60	$(28)
As a percent of sales	25.0%	37.2%	-1220 bps	29.6%	40.5%	-1090 bps

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Intermediates' sales, operating income and EBITDA for the current quarter decreased primarily due to unfavorable price/mix, partially offset by lower costs.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Intermediates' sales, operating income and EBITDA for the current period decreased primarily due to unfavorable price/mix and lower volume, partially offset by lower costs.

Unallocated and other

The following table summarizes the key components of the Unallocated and other segment’s operating income (loss) for the three and nine months ended June 30, 2024 and 2023.

	Unallocated and Other
	Three months ended June 30			Nine months ended June 30
(In millions)	2024	2023	Change	2024	2023	Change
Restructuring activities	$(3)	$(3)	$—	$(28)	$(5)	$(23)
Environmental expenses	(33)	(12)	(21)	(40)	(24)	(16)
ICMS Brazil tax credit	—	12	(12)	—	12	(12)
Loss on acquisitions and divestitures, net	(99)	—	(99)	(100)	—	(100)
Argentina currency devaluation impact	—	—	—	(5)	—	(5)
Other expenses (primarily governance and legacy expenses)	(16)	(16)	—	(50)	(52)	2
Total expense	$(151)	$(19)	$(132)	$(223)	$(69)	$(154)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Unallocated and other recorded expense of $151 million and $19 million for the three months ended June 30, 2024 and 2023, respectively. The current and prior year quarter included expense of $3 million, each quarter, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current quarter and prior year quarter included $33 million and $12 million for environmental expenses, respectively.

The prior year quarter included income of $12 million ICMS tax credits in Brazil.

The current quarter also includes a $99 million loss on acquisitions and divestitures, net due to an impairment charge within the Nutraceuticals business. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Other expenses between periods were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation.

Fiscal 2024 year-to-date compared to fiscal 2023 year-to-date

Unallocated and other recorded expense of $223 million and $69 million for the nine months ended June 30, 2024 and 2023, respectively. The current and prior year period included expense of $28 million and $5 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively.

The current and prior year period included $40 million and $24 million for environmental expenses, respectively.

The current year also includes a $99 million loss on acquisitions and divestitures, net due to an impairment charge within the Nutraceuticals business. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

The prior year period also included income of $12 million ICMS tax credits in Brazil.

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

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (SPE), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Program) primarily in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at a maximum of €125 million subject to other limitations as applicable. Ashland accounts for receivables transferred to buyers as part of this agreement as sales. See Note H for more information on the Foreign Accounts Receivables Sale Program.

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to the third party under this program. As of June 30, 2024, the program is in systems implementation phase and has not yet been offered to suppliers.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows for the nine months ended June 30, 2024 and 2023.

	Nine months ended
	June 30
(In millions)	2024	2023
Cash provided (used) by:
Operating activities from continuing operations	$382	$163
Investing activities from continuing operations	(54)	(57)
Financing activities from continuing operations	(310)	(366)
Discontinued operations	(38)	(43)
Effect of currency exchange rate changes on cash and cash equivalents	2	6
Net increase (decrease) in cash and cash equivalents	$(18)	$(297)

Cash and cash equivalents decreased $18 million for the nine months ended June 30, 2024 and $297 million for the nine months ended June 30, 2023.

The $18 million decrease for the nine months ended June 30, 2024 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $59 million, $99 million, and $230 million, respectively. Operating cash flows from continuing operations were inflows of $382 million.

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

	Nine months ended
	June 30
(In millions)	2024	2023
Total cash flows provided by operating activities from continuing operations	$382	$163
less:
Additions to property, plant and equipment	(99)	(101)
Free cash flows	283	62
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	(11)	14
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	(123)	—
Restructuring-related payments(c)	10	3
Environmental and related litigation payments(d)	23	34
Ongoing free cash flow	$182	$113

Net income	$153	$182
Adjusted EBITDA(e)	$336	$385

Operating cash flow conversion(f)	250%	90%
Ongoing free cash flow conversion(g)	54%	29%

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

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $921 million and $1,050 million as of June 30, 2024 and September 30, 2023, respectively. The $129 million decrease in working capital was driven by lower trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities) including sales of foreign accounts receivables under the new Foreign Accounts Receivable Sales Programs, partially offset by an increase in refundable income taxes and current assets held for sale. See Note H for additional information on the Foreign Accounts Receivables Sales Programs. The $69 million increase in ongoing free cash flows between periods was primarily a result of reduced trade working capital additions reflecting a reduction in inventory balances as well as reduced incentive compensation payout compared to the prior year. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 134% and 166% of current liabilities as as of June 30, 2024 and September 30, 2023, respectively.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of June 30, 2024 and September 30, 2023.

	June 30	September 30
(In millions)	2024	2023
Cash and investment securities
Cash and cash equivalents	$399	$417
Restricted investments(a)	363	367

Unused borrowing capacity and liquidity
Revolving credit facility	596	594
2018 accounts receivable securitization (foreign)	NA	104
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	NA

(a)
Includes $250 million and $243 million related to the Asbestos trust and $113 million and $124 million related to the Environmental trust as of June 30, 2024 and September 30, 2023, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at June 30, 2024. In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $995 million at June 30, 2024, compared to $1,115 million at September 30, 2023. Ashland had zero available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs, respectively, as of June 30, 2024. Ashland also maintained $363 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of June 30, 2024 and September 30, 2023.

	June 30	September 30
(In millions)	2024	2023
Short-term debt (includes current portion of long-term debt)	$—	$16
Long-term debt (less current portion and debt issuance cost discounts)(a)	1,325	1,314
Total debt	$1,325	$1,330

(a)
Includes $12 million and $13 million of debt issuance cost discounts as of June 30, 2024 and September 30, 2023, respectively.

Debt as a percent of capital employed was 31% and 30% at June 30, 2024 and at September 30, 2023, respectively. At June 30, 2024, Ashland’s total debt had an outstanding principal balance of $1,367 million, discounts of $30 million, and debt issuance costs of $12 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 3 years, $4 million due in fiscal 2027 and $535 million due in 2028.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of June 30, 2024, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the "2022 Credit Agreement") contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2024, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.2.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2024, Ashland’s calculation of the consolidated interest coverage ratio was 7.3.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity decreased by $130 million since September 30, 2023 to $2,967 million at June 30, 2024. The decrease of $130 million was due to net income of $153 million, compensation expense and common shares issued of $4 million, $2 million of deferred translation gains, and $2 million for unrealized gains on commodity hedges offset by stock repurchase activity of $232 million (includes $2 million in excise tax) and dividends of $59 million.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2024, $770 million remained available for repurchase under this authorization.

Stock repurchase program agreements

Current fiscal year

During June 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $30 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $30 million and received a delivery of 0.3 million shares of common stock.

During May 2024, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during June 2024, when Ashland paid a total of $100 million and received a delivery of 1.0 million shares of common stock.

During November 2023, under the 2023 Stock Repurchase Program, Ashland initiated a Rule 10b5-1 trading plan agreement to repurchase up to $100 million of its outstanding shares. The program was completed during December 2023, when Ashland paid a total of $100 million and received a delivery of 1.2 million shares of common stock.

Prior fiscal year

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

Stockholder dividends

On May 7, 2024, Ashland's Board declared a quarterly cash dividend of $0.405 cents per share on the company's common stock representing a five percent increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2024. Dividends of $0.385 cents per share were paid in the first and second quarters of fiscal 2024 and the third quarter of fiscal 2023 and $0.335 cents per share in the first and second quarters of fiscal 2023.

Capital expenditures

Capital expenditures were $99 million for the nine months ended June 30, 2024 compared to $101 million for the nine months ended June 30, 2023.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2024.

OUTLOOK

During the quarter, Ashland announced the signing of a definitive agreement to sell its nutraceuticals business to Turnspire Capital Partners LLC. The transaction is expected to close in the calendar third quarter 2024, subject to the satisfaction of customary closing conditions. In addition, Ashland continues to reduce its inventory and volume exposure to lower value, more cyclical business within MC and CMC. The CMC and MC portfolio optimization initiative is expected to reduce revenue versus the prior year by approximately $20 million during the fiscal-fourth quarter.

Diminished sales trends experienced in June have continued into July, reflecting increasingly challenging market conditions. Overall end market demand growth is estimated to be flat-to-low single digits. Ashland’s fiscal-fourth quarter year-over-year improvement is expected to be largely driven by the continuing convergence of our sales volume and customer end market demand with a commensurate increase in production at our manufacturing plants. Improved demand in Personal Care and Specialty Additives is expected to be partially offset by softer VP&D volumes within Life Sciences. Overall year-over-year sales volume growth, adjusted for portfolio optimization, is expected to be mid-single-digit in the fiscal-fourth quarter, partially offset by low-single-digit pricing declines.

Year-over-year fiscal-fourth quarter margin improvement is expected to be significant when compared against inventory corrective actions taken in fiscal year 2023. Adjusted EBITDA margin is forecasted to be in-line with Ashland’s mid-20s second-half target, supported by portfolio optimization actions.

Overall, for the fiscal-fourth quarter the company expects sales in the range of $530 million to $540 million and adjusted EBITDA in the range of $130 million to $140 million. For the full fiscal year, Ashland now expects sales of approximately $2.1 billion and adjusted EBITDA in the range of $465 million to $475 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2024 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting - During the three and nine months ended June 30, 2024, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2024, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of June 30, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2024.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2024 was as follow:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)(b)
April 1, 2024 to April 30, 2024	—	$—	—	$900
May 1, 2024 to May 31, 2024	641,290	99.30	641,290	836
June 1, 2024 to June 30, 2024	673,195	98.51	673,195	770
Total	1,314,485		1,314,485	$770

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2024, $770 million remained available for repurchase under this authorization.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On May 13, 2024, J. Kevin Willis, Ashland’s Senior Vice President, Chief Financial and Principal Financial Officer, entered into a Rule 10b5-1 trading arrangement, to exercise up to 24,672 stock appreciation rights related to Ashland’s common stock and the concurrent sale of all shares of Common Stock acquired upon such exercise. The duration of the trading arrangement is until the earlier of (1) December 31, 2024, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

Ashland Securities Trading Plans

On May 13, 2024, Ashland Inc. entered into a Rule 10b5-1 trading arrangement to repurchase Ashland Common Stock under its 2023 Stock Repurchase Program in the aggregate dollar amount of $100 million. The trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement terminated in June 2024 upon the completion of the purchase of $100 million shares of Ashland Common Stock.

On June 17, 2024, Ashland Inc. entered into a Rule 10b5-1 trading arrangement to repurchase Ashland Common Stock under its 2023 Stock Repurchase Program in the aggregate dollar amount of $30 million. The trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement terminated in June 2024 upon the completion of the purchase of $30 million shares of Ashland Common Stock.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024 and June 30, 2023; (ii) Condensed Consolidated Balance Sheets at June 30, 2024 and September 30, 2023; (iii) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2024 and June 30, 2023; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
August 7, 2024	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)