Form 10-K
period 2024-09-30
ASHLAND INC.
filed 2024-11-18
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

At March 31, 2024, the aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4.9 billion. In determining this amount, the Registrant has assumed that its directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

At October 31, 2024, there were 47,109,326 shares of Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement (Proxy Statement) for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

PART I

ITEM 1. BUSINESS

GENERAL

Ashland Inc. is a Delaware corporation, with its headquarters and principal executive offices at 8145 Blazer Drive, Wilmington, Delaware 19808. Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “ASH”. The terms “Ashland” and the “Company” as used herein include Ashland Inc., its predecessors, and its consolidated subsidiaries, except where the context indicates otherwise.

Ashland is a global specialty additives and materials company with a conscious and proactive mindset for sustainability. The Company serves customers in a wide range of consumer and industrial markets including, architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 3,200 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s reportable segments include: Life Sciences; Personal Care; Specialty Additives; and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists and industrial manufacturers. The nutraceuticals business was sold in August 2024.

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household solutions. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies.

Specialty Additives is comprised of rheology and performance-enhancing additives serving the architectural coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum-based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry and welders.

Intermediates is comprised of the production of 1,4 butanediol ("BDO") and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

Unallocated and Other generally includes items such as certain significant company-wide restructuring activities, corporate governance costs and legacy costs or activities that relate to divested businesses that are no longer operated by Ashland.

Available Information - Ashland’s Internet address is http://www.ashland.com. On this website, Ashland makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the Securities and Exchange Commission ("SEC"). Ashland also makes available, free of charge on its website, its Corporate Governance Guidelines, Board Committee Charters, Director Independence Standards and Global Code of Conduct that applies to Ashland’s directors, officers and employees. These documents are also available in print to any stockholder who requests them. Information contained on Ashland’s website referenced here or elsewhere in this Annual Report is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

LIFE SCIENCES

Life Sciences is a leading supplier of excipients and tablet coating systems to the pharmaceutical and nutrition industries. Excipients include a comprehensive range of polymers for use as tablet binders, super disintegrants, sustained-release agents and drug solubilizers, as well as a variety of coating formulations for immediate, delayed, and sustained release applications. Core products include cellulosics and vinyl pyrrolidone polymers which are used primarily in oral solid dosage drug formulations. Its nutrition portfolio provides functional benefits in areas such as thickening, texture control, thermal gelation, structure enhancement, water binding, clarification and stabilization. Its core products include cellulose gums and vinyl pyrrolidone polymers which are used in a wide range of offerings for bakery, beverage, dairy, desserts, meat products, pet food, prepared foods, sauces and savory products.

Life Sciences operates throughout the Americas, Europe and Asia Pacific. It has 14 manufacturing and lab facilities in nine countries which serve its various end markets. It has manufacturing facilities and labs in Wilmington, Delaware; Calvert City, Kentucky; Columbus, Ohio; Fiskeville, Rhode Island; and Texas City, Texas within the United States; Cabreuva and Sao Paolo, Brazil; Shanghai, China; Dusseldorf, Germany; Hyderabad, India; Mullingar, Ireland; Mexico City, Mexico; Bangkok, Thailand; and Istanbul, Turkey.

Life Science markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2024, the following Life Sciences product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Life Sciences sales	% of Ashland total consolidated sales
Cellulosics	38%	37%
Polyvinylpyrrolidones (PVP)	38%	23%

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

Personal Care operates throughout the Americas, Europe and Asia Pacific. It has 14 manufacturing and lab facilities in nine countries which serve its various end markets and participates in one joint venture. It has manufacturing facilities and labs in Freetown, Massachusetts; Chatham, New Jersey; Ossining, New York; Merry Hill, North Carolina; Kenedy, Texas; and Menomonee Falls, Wisconsin within the United States; Sao Paulo, Brazil; Shanghai, China; Sophia Antipolis, France; Hamburg, Germany; Mumbai, India; Mexico City, Mexico; Zwijndrecht, Netherlands and Poole, United Kingdom.

Personal Care markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2024, the following Personal Care product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Personal Care sales	% of Ashland total consolidated sales
Cellulosics	18%	37%
Polyvinylpyrrolidones (PVP)	22%	23%

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

Specialty Additives is a recognized leader in rheology solutions for waterborne architectural paint and coatings. Products include hydroxyethylcellulose ("HEC"), which provides thickening and application properties for interior and exterior paints, and nonionic synthetic associative thickeners ("NSATs"), which are APEO-free liquid synthetics for high-performance paint and industrial coatings. The Specialty Additives market complements its rheology offering with a broad portfolio of performance foam-control agents, surfactants and wetting agents, dispersants and pH neutralizers.

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

Specialty Additives markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2024, the following Specialty Additives products were 10% or greater of Ashland’s total consolidated sales:

Product	% of Specialty Additives sales	% of Ashland total consolidated sales
Cellulosics	65%	37%
Polyvinylpyrrolidones (PVP)	7%	23%

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

MISCELLANEOUS

Environmental Matters

Ashland maintains a company-wide environmental policy overseen by the Environmental, Health, Safety and Quality Committee of Ashland’s Board of Directors (the "Board"). Ashland’s Environmental, Health, Safety, Quality and Regulatory Affairs ("EHSQ&RA") department has the responsibility to ensure that Ashland’s businesses worldwide maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EHSQ&RA policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EHSQ&RA management systems; internal auditing; monitoring of legislative and regulatory developments that may affect Ashland’s operations; assistance to the businesses in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

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

At September 30, 2024, Ashland’s reserves for environmental remediation and related environmental litigation amounted to $221 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $485 million. The largest reserve for any site is 21% of the remediation reserve. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $56 million in 2024 compared to $59 million in 2023 and $66 million in 2022.

Product Control, Registration and Inventory - Many of Ashland’s products and operations are subject to chemical control laws of the countries in which they are located. These laws include regulation of chemical substances and inventories under the Toxic Substances Control Act ("TSCA") in the United States and the Registration, Evaluation and Authorization of Chemicals ("REACH") regulation in Europe as well as new cosmetic ingredients filings in China under the Cosmetics Supervision and Administration Regulation ("CSAR"). Under TSCA, REACH, and CSAR additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced in or imported into the European Union. Examples of other product control regulations include right to know laws under the Global Harmonized System ("GHS") for hazard communication, regulation of chemicals used in the manufacture of pharmaceuticals and personal care products and that contact food under the Food, Drug and Cosmetics Act in the United States, the Framework Regulation in Europe and other product control requirements for chemical weapons, drug precursors and import/export. The Green Deal in the EU, specifically Chemicals Strategy for Sustainability, will require additional information to be developed on hazard communication and risk assessment of both chemical substances and finished products. New laws and regulations may be enacted or adopted by various regulatory agencies globally. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

Remediation - Ashland currently operates, and in the past has operated, various facilities at which, during the normal course of business, releases of hazardous substances have occurred. Additionally, Ashland has known or alleged potential environmental liabilities at a number of third-party sites. Federal and state laws, including but not limited to the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and various other remediation laws, require that contamination caused by hazardous substance releases be assessed and, if necessary, remediated to meet applicable standards. Some of these laws also provide for liability for related damage to natural resources, and claims for alleged property and personal injury damage which can also arise related to contaminated sites. Laws in other jurisdictions in which Ashland operates require that contamination caused by such releases at these sites be assessed and, if necessary, remediated to meet applicable standards.

Air - In the United States, the Clean Air Act ("CAA") imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial materials and consumer products. The CAA establishes national ambient air quality standards ("NAAQS") with attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions. Other countries where Ashland operates also have laws and regulations relating to air quality. Ashland’s businesses maintain numerous permits and emission control devices pursuant to these clean air laws.

The United States Environmental Protection Agency ("USEPA") has increased its frequency in reviewing the NAAQS. The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide. Throughout 2022, 2023 and 2024, state and local agencies continued to implement options for meeting the newest standards. Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations. Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector. Most options for sulfur dioxide focus on coal and diesel fuel combustion sources. It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products. Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

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

Climate Change and Related Regulatory Developments - Ashland has been collecting energy use data and calculating greenhouse gas ("GHG") emissions for many years. Ashland evaluates the physical and transitional risks and opportunities from both climate change and the anticipated GHG regulations to facilities, products and other business interests, as well as the strategies commonly considered by the industrial sector to reduce the potential impact of these risks. These risks are generally grouped as impacts from legislative, regulatory and international developments, impacts from business and investment trends and impacts to Company assets from the physical effects of climate change. North American, European and other regional regulatory developments (most notably the pending SEC and approved Corporate Sustainability Reporting Directive ("CSRD") climate disclosure regulations) are monitored continuously for material impacts to Ashland’s operations, and some facilities and subsidiaries are subject to promulgated rules. Proposed and pending climate legislation is monitored for impact and Ashland is taking steps to strengthen climate reporting to meet anticipated disclosure requirements. Other requirements requiring additional product level climate disclosures or supply chain transparency are also approved and in draft or finalized status and could impact the requirements for disclosure and restrictions on sourcing of raw materials. Regulations such as the PFAS restrictions and Microplastics ban in the EU have potential business interruption impacts where they limit the type and availability of raw materials that may be used.

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

Competition

Ashland competes in the highly fragmented additives and specialty ingredients industries. The participants in these industries offer a varied and broad array of product lines designed to meet specific customer requirements. Participants compete with service and product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these segments’ product lines face domestic and international competition, due to industry consolidation, pricing pressures and competing technologies. To improve its competitive position as Ashland narrows its focus, the Company is building and leveraging the Ashland corporate brand as a differentiator to create value and better communicate the capabilities, promise and scale of the Company, making it easier to introduce new product lines and applications.

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

Raw Materials and Energy

Ashland purchases its raw materials from multiple sources of supply in the United States and other countries. Raw material supplies were available in quantities sufficient to meet demand in fiscal 2024 and 2023, which was a significant improvement over fiscal 2022 when raw and packaging materials were globally constrained. Similarly, energy costs, which are a significant component of production costs, stabilized in fiscal 2024 and 2023 after significant volatility in 2022.

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

Human Capital

Employee Health and Safety - Cultivating a safety culture is intentional at Ashland and is best shown by its commitment to a Zero Incident Culture ("ZIC"). ZIC begins with the vision, values, beliefs, and actions of Ashland’s leaders demonstrating that zero incidents is possible. It means developing processes where compliance is the minimum expectation, allowing employees to proactively manage safety above compliance on the journey to zero.

As an indication of its commitment to Responsible Care, Ashland obtained a third-party certification to RC14001, which includes the internationally recognized ISO 14001 certification and adds additional health, safety, security, and chemical industry requirements. Currently, Ashland has 25 sites participating on a group RC14001 certification, including 13 international sites. Also, as part of its commitment to health and safety, 18 of the Company's sites have obtained an additional ISO 45001 certification, an international health and safety management system.

As part of ZIC, the Company strives every day to achieve zero incidents. Ashland continues to make good progress on its journey. For the year ended September 30, 2024, the Company had a Total Preventable Recordable Rate ("TPRR") of 0.46 compared to 0.39 for the year ended September 30, 2023.

Ashland has implemented several tools for communicating lessons learned from injuries, process safety incidents, and environmental releases. Immediately following an event, flash reports are developed and shared to communicate key lessons learned across the Company with a review call within 48 hours with Ashland’s Environmental, Health and Safety (“EHS”) leadership team and Operations Leadership. Additionally, incidents and root causes/corrective and preventive actions are reviewed monthly with Company leadership and EHS leaders globally to discuss areas for improvement and highlight the importance of identifying and addressing management system errors.

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

Ashland is committed to ensuring compliance with applicable environmental, health, safety and security laws, regulations, technical specifications, and internal standards, while adhering to high ethical standards. We are committed to continuously improving our processes and to providing products and services that throughout their life cycle involve minimum risk to people and the environment, while best meeting the needs of our customers. We strive to eliminate or reduce emissions, discharges, and wastes from our operations and to promote energy efficiency and resource conservation throughout the value chain.

Ashland also maintains an open dialogue with our employees and communities about environmental, health, safety, security, and product stewardship issues. We also work with governments, policy makers, advocacy groups and value chain partners to develop and promote laws, regulations and practices that improve human health and the environment.

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

Ashland is committed to respecting the human and economic rights of others and does not tolerate the use of child or forced labor, slavery, or human trafficking in any of its facilities or operations. Ashland does not tolerate the physical punishment, abuse, involuntary servitude or exploitation of any worker and expects our suppliers and contractors with whom we do business to uphold the same standards and will discontinue the business relationship with any individual or company that does not follow the same standards.

Ashland builds a culture of wellness by empowering our employees, and their families, to make healthy decisions that lead to successful outcomes in and outside of work. The four components of Ashland’s global wellbeing vision include health, work-life balance, physical fitness, and financial stability. We achieve this vision by offering diverse and inclusive wellness programs and solutions to our employees that encourage and advance healthy lifestyles within the communities we are part of and the planet we share.

As of September 30, 2024, Ashland had approximately 3,200 employees who thrive on developing practical, innovative, and simple solutions to complex problems for customers in more than 100 countries. The employees’ global demographics consist of approximately 68% male employees and approximately 32% female employees, and in the U.S., approximately 21% of its employees self-identify as ethnically diverse.

Ashland's global footprint is geographically located as follows:

global footprint

21 R&D labs
24 manufacturing sites
29 offices
R&D labs
R&D labs and manufacturing sites
manufacturing sites
offices

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

In June 2024, Ashland achieved certification as a Global Living Wage Employer by the Fair Wage Network following a rigorous and thorough process in which compensation data for all employees was reviewed on an anonymous basis and steps were taken to remediate any pay gaps. A living wage is one that covers one’s basic needs such as housing, food, water, healthcare, transportation, clothing and education for the employee and their dependents. A living wage goes beyond simply fulfilling the local statutory minimum wage requirement.

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
Global EAP (employee assistance program)

o
Flu vaccination resources
•
Paid time off
•
Voluntary benefits
•
Life and accident coverage
•
Disability coverage
•
Retirement plans
•
Tuition reimbursement
•
Business travel accident

Inclusion and Diversity - In 2024, Ashland progressed its global inclusion and diversity strategy focused on belonging, accountability, community engagement, recruitment, and internal mobility. These priorities serve as the basis of the global and local objectives and initiatives that advance Ashland's collective progress towards equity. The Company and its leadership team are committed to creating a collaborative environment that leverages the talents of a diverse global workforce to drive sustainable growth and innovation that creates value for its shareholders, customers, employees, and the communities in which it operates.

Ashland’s commitment to inclusion and diversity starts at the top with its Board and its executive leadership. The Board is comprised of individuals with diverse experience and credentials, selected for their business acumen and ability to challenge and add value to management. These directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the Company with unique insights and fresh perspectives. The demographics of the Company’s Board is 72% diverse, including females and ethnically diverse males.

The Company’s management is led by its President and Chief Executive Officer and the other members of the Executive Committee (“EC”). The demographics of the EC include 30% women and 60% ethnic diversity. The chart below shows the Company’s global gender diversity and US ethnic diversity progress over the past three years. The Company remains committed to making continued short and long-term progress.

global gender & US BIPOC progress – as of September 30, 2024

28%
24%
30%
25%
31%
26%
32%
21%
2021
2022
2023
^
30-Sep-24
global female
US BIPOC

BIPOC = Black, Indigenous, People of Color

^Nutraceuticals divestiture decreased gender by 1% and BIPOC by 5% in 2024

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

In 2024, the Company elevated the skillset of its leaders to support the career development of their employees and provided continued learning on inclusion and allyship. Ashland conducted its third annual global Culture Survey, with 82% response rate, which provided valuable insight to prioritize investments in the tools, resources, and processes that will make a positive impact on employee’s well-being, engagement, and career growth. Ashland remains committed to continuously listening and evolving its people practices aligning with and drive the Company’s purpose and business success.

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

Risks Related to the Company’s Business Operations, Financial Performance and Growth

Ashland has set aggressive growth goals for its businesses which may be impacted by such risks as the failure to optimize the use of Ashland’s tangible and intangible assets, the failure to identify and successfully integrate acquisition targets, and/or unexpected costs and liabilities associated with strategic acquisitions. If they materialize, these risks could lead to reduced sales, impairment of goodwill or intangible assets, and other adverse effects on the Company’s financial condition and results of operations.

Ashland’s failure to fully achieve one or more of its aggressive growth goals or meet its long-term objectives could negatively impact Ashland’s potential value and its businesses. One of the most important risks is that Ashland might fail to adequately execute its business strategy and growth plans by not optimizing the use of its physical and intangible assets. Aspects of that risk include changes to the global economic environment, changes to the competitive landscape, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes, failure to maintain a competitive cost structure and other risks outlined in greater detail in this Item 1A. In addition, Ashland, as part of its growth goals, continuously evaluates acquisition candidates. If Ashland is unable to successfully identify and integrate acquired businesses, Ashland could fail to achieve any expected increases in sales and operating results, which could have a material adverse effect on Ashland’s financial results. Ashland’s ability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful integration efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment. These and other factors could have a material adverse effect on our financial condition and results of operations.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Ashland’s operations and financial performance. In addition, a catastrophic event at one of Ashland’s facilities or involving its products or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions, including those related to operating hazards inherent with the production of chemicals, natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, public health crises, fires, floods or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and may adversely impact Ashland’s financial performance. These events could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Ashland’s businesses, a catastrophic event at one of our facilities or involving our products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

Climate change and related resource impacts may lead to supply chain disruptions, operational impacts, and geopolitical events which could result in impacts to raw material pricing, lack of product availability, and decreased sales.

Ashland sources a large number of raw materials from third party suppliers globally. These products include both natural and synthetic materials derived from plants, animal products, organic and petroleum based raw materials. Disruptions to the global supply chain due to climate related impacts or geopolitical events are possible and exist as external risk factors that the Company cannot control. These events could limit the supply of key raw materials to the Company, or could have significant impacts to pricing.

Ashland has manufacturing operations in areas vulnerable to coastal storms which may increase in magnitude and impact due to climate change. Increasingly large and unprecedented weather events may pose a risk to business operations in vulnerable areas. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing.

Consumer preference is increasingly impacted by awareness of and a response to climate change. Consumers are increasingly demanding responsibly sourced and manufactured products. An inability to respond to consumer demands through environmental, social and governance ("ESG") innovation could lead to a loss of sales to competitors providing more sustainable product offerings.

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

Ashland sources several key natural raw materials that contain processed timber, palm, soy, and other harvested or farmed raw materials. Deforestation is an increasing concern where the irresponsible harvest of these raw materials can lead to loss of critical forests and habitats. Additional sourcing of these materials is under increasing scrutiny due to deforestation, and the availability of these raw materials may be limited in the future. Failure to source responsibly and respond to or mitigate the risk could lead to business impacts and increased cost.

As part of its commitment to supporting climate change response efforts, Ashland has committed to 2032 targets through the Science Based Targets Initiative (SBTi) which were approved by SBTi in November of 2023. These targets are aligned with the objective of limiting global warming to no more than 1.5C above preindustrial levels. Ashland’s sustainability commitments are key to stakeholders and a differentiator for Ashland. Failure to meet stated commitments could lead to reputational and business impacts.

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

Such changes in Ashland’s customers’ products or production techniques may cause these customers to reduce consumption of Ashland’s products or eliminate their need entirely. Ashland may not be able to supply products that meet the customers’ new requirements. Such lost sales opportunities may not be replaced by those offering equal revenue potential or margin. If Ashland fails to develop new products and new applications of existing products, it may face loss of market share, margins and cash flow.

Ashland’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

Greater than half of Ashland’s net sales for fiscal 2024 were to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions.

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

Ashland’s substantial indebtedness may adversely affect our ability to pursue certain strategic acquisitions and other business opportunities, inhibit our flexibility in responding to changing market conditions, and impede our ability to generate revenue.

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

Risks Related to Competition

Failure to develop and market new products and production technologies could impact Ashland’s competitive position and have an adverse effect on its sales, businesses, and results of operations.

The specialty additives and materials industry is subject to periodic technological change and ongoing product improvements. In order to maintain margins and remain competitive, Ashland must successfully develop and introduce new products or improvements that appeal to its customers and ultimately to global consumers. Ashland plans to grow earnings, in part, by focusing on developing markets and solutions to meet increasing demand in those markets, including demand for personal care and pharmaceutical products which are subject to lengthy regulatory approval processes. The fast change in Ashland’s industry and those of its customers necessitates that Ashland continue the development of new technologies to replace older technologies whose demand or market position may be fading. Ashland’s efforts to respond to changes in customer demand in a timely and cost-efficient manner to drive growth could be adversely affected by difficulties or delays in product development, including the inability to identify viable new products, successfully complete research and development, obtain regulatory approvals, obtain intellectual property protection or gain market acceptance of new products. Due to the lengthy development process, technological challenges and intense competition, Ashland’s products may not achieve substantial commercial success.

In all business segments and especially within Personal Care, there is an increasing awareness of and competition for innovations relating to more sustainable products with increasing attributes such as naturality and biodegradability, or materials sourced from bio-based raw materials. Ashland sees increasing pressure to innovate and provide solutions with these features to stay competitive and to differentiate the Company from competitors in key markets. Failure to innovate could result in a loss of business to competitors who offer similar or improved sustainable product portfolios.

The competitive nature of Ashland’s markets may delay or prevent Ashland from passing increases in raw materials or energy costs on to its customers. In addition, certain of Ashland’s suppliers may be unable to deliver products or raw materials or fulfill contractual requirements. The occurrence of either event could result in decreased sales, increased costs, and adverse impacts to the valuation of Ashland’s inventory.

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

Ashland purchases certain products and raw materials from suppliers, often pursuant to written supply contracts. If those suppliers are unable to meet Ashland’s orders in a timely manner or choose to terminate or not fulfill contractual arrangements, Ashland may not be able to make alternative supply arrangements. Also, domestic and global government regulations related to the manufacture, transport or import of certain raw materials may impede Ashland’s ability to obtain those raw materials on commercially reasonable terms. Certain Ashland businesses rely on agricultural output of clary sage, guar, and cotton linters, and the availability of these materials can be severely impacted by crop yields, weather events, and other factors. If Ashland is unable to obtain and retain qualified suppliers under commercially acceptable terms, its ability to manufacture and deliver products in a timely, competitive and profitable manner or grow its business successfully could be adversely affected.

Ashland operates in highly competitive markets which places downward pressure on prices and margins and may adversely affect Ashland’s businesses and results of operations.

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

Ashland’s success depends on its ability to attract and retain key personnel. Ashland relies heavily on its senior management team as these executives are primarily responsible for determining the strategic direction of Ashland’s business and for executing its growth strategy. Therefore, Ashland’s future success depends, in part, on the continued service of its senior management team. The loss of any member of the senior management team could impact the Company’s execution of its growth strategy and also be viewed negatively by investors and analysts, which may cause the price of Ashland’s common stock to decline.

In addition, Ashland’s success further depends on the Company’s ability to identify and develop talent to succeed its senior management team and other key positions throughout the organization. If Ashland fails to identify and develop successors, the Company is at risk of being harmed by the departures of these key employees. The inability to recruit, retain and develop key personnel or the unexpected loss, voluntarily or otherwise, of key personnel may adversely affect Ashland’s operations.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

Ashland uses information technology ("IT") systems to conduct business and these IT systems are at risk of potential disruption and cybersecurity threats.

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

In addition, the nature of our businesses, the markets we serve, and the extensive geographic profile of our operations make Ashland a target of cybersecurity threats. Cybersecurity threats in general are increasing and becoming more advanced and could occur as a result of the activity of hackers, employee error or employee misconduct. In addition, bad actors are becoming more sophisticated in using various techniques and tools, including artificial intelligence, for malicious purposes. We have in the past experienced cybersecurity threats and other incidents, and we expect such incidents to continue in varying degrees. Ashland utilizes various cybersecurity controls and governance procedures to protect against such disruptions; however, these measures may not be sufficient for all eventualities. A failure in these controls and procedures may prevent us from detecting a failure or breach of our information systems and delay our ability to respond. Such failure of our controls and procedures and/or a breach of our IT systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information and we may be required by law to notify the impacted individuals and/or make other disclosures. These events could expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a failure or breach, all of which could disrupt our business operations and adversely affect Ashland’s relationships with business partners, harm our brands, reputation, and financial results.

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

Even in circumstances where Ashland has a patent on certain technologies, such patents may not provide meaningful protection against competitors or against competing technologies. In addition, any patent applications submitted by Ashland may not result in an issued patent. Ashland’s intellectual property rights may be challenged, invalidated, circumvented or rendered unenforceable. Ashland could also face claims from third parties alleging that Ashland’s products or processes infringe on their proprietary rights. If Ashland is found liable for infringement, it could be responsible for significant damages, prohibited from using certain products or processes or required to modify certain products and processes. Any such infringement liability could adversely affect Ashland’s product and service offerings, profitability and results of operations.

Ashland also has substantial intellectual property associated with its know-how and trade secrets that are not protected by patent or copyright laws. Ashland’s confidentiality and non-disclosure agreements with its employees and third parties may be breached or may not be effectively enforced. In addition, Ashland’s trade secrets and know-how may be improperly obtained by other means, such as a breach of Ashland’s information technologies security systems or direct theft. Any unauthorized disclosure of any of Ashland’s material know-how or trade secrets could adversely affect Ashland’s business and results of operations.

Risks Related to Legal and Regulatory Compliance and Litigation

Ashland’s business exposes it to potential product liability claims and recalls, which could adversely affect its financial condition, performance, and reputation.

The development, manufacture and sale of specialty materials and other products by Ashland, including products produced for the food, beverage, personal care, pharmaceutical and nutritional supplement industries, involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. Ashland also produces products that are subject to rigorous specifications and quality standards, with an expectation from its customers around these strict requirements. A product liability claim, recall or judgment against Ashland, or a customer complaint on product specifications, could also result in substantial and unexpected expenditures, affect consumer or customer confidence in its products, and divert management’s attention from other responsibilities. Ashland’s product liability insurance may be inadequate to address such claims, recalls, or judgments. Additionally, Ashland may be unable to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured product liability judgment against Ashland could have a material adverse effect on its reputation, results of operations and financial condition.

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

Ashland is also subject to various federal, state, local and foreign environmental laws and regulations that require environmental assessment or remediation efforts (collectively, environmental remediation) at multiple locations. Ashland uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the applicable costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations, with varying costs of alternate cleanup methods. There may also be situations in which certain environmental liabilities are not known to Ashland or are not probable and estimable. As a result, Ashland’s actual costs for environmental remediation could adversely affect Ashland’s cash flow and, to the extent costs exceed established reserves for those liabilities, its results of operations.

Ashland is responsible for, and has financial exposure to, liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which could adversely impact Ashland’s results of operations and cash flow.

There are various claims, lawsuits and administrative proceedings pending or threatened, including those alleging personal injury caused by exposure to asbestos, against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other matters that seek remedies or damages, some of which are for substantial amounts. While these actions are being contested, their outcome is not predictable. Ashland’s results could be adversely affected by financial exposure to these liabilities. Insurance maintained by Ashland to protect against claims for damages alleged by third parties is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of Ashland’s liabilities to others. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates. Ashland’s ability to recover from its insurers for asbestos liabilities could also have an adverse impact on its results of operations. Projecting future asbestos costs is subject to numerous variables that are extremely difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant, the long latency period associated with asbestos exposure, dismissal rates, costs of medical treatment, the impact of bankruptcies of other companies that are co-defendants in claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of potential changes in legislative or judicial standards. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. As a part of the process to develop estimates of the Company’s future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Because of the inherent uncertainties in projecting future asbestos liabilities and establishing appropriate reserves, Ashland’s actual asbestos costs could adversely affect its results of operations and, to the extent they exceed its reserves, could adversely affect its results of operations.

The impact of changing laws or regulations or the manner of interpretation or enforcement of existing rules could adversely impact Ashland’s financial performance and restrict its ability to operate its business or execute its strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Ashland reports in other jurisdictions, the Pillar Two initiative of the Organization for Economic Co-operation and Development which introduces a 15% global minimum tax applied on a country-by-country basis to Ashland in many jurisdictions starting October 1, 2024, tariffs or quotas levied on Ashland products, raw materials or key components by certain countries, regulations related to the protection of private information of Ashland’s employees and customers, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with the U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and the European Union’s Registration, Authorization and Restriction of Chemicals ("REACH") regulation (and analogous non-EU initiatives), and potential operational impacts of General Data Protection Regulation ("GDPR"). Uncertainty associated with the passage of new laws, application of executive authority beyond the legislative process, as well as changes in and enforcement of existing laws, can limit Ashland’s ability to make and execute business plans effectively. In addition, compliance with laws and regulations is complicated by Ashland’s substantial and growing global footprint, which will require significant and additional resources to comprehend and ensure compliance with applicable laws in the more than one hundred countries where Ashland conducts business. Compliance with current and future regulations is further complicated by uncertainty around the reevaluation of international agreements by various countries, including the United States, and the resulting impact on regulatory regimes, customs regulations, tariffs, sanctions, and other transnational protocols.

Emerging ESG regulations in the European Union and globally such as the Corporate Sustainability Reporting Directive ("CSRD") and European Union Deforestation Regulations ("EUDR") may also require significant resources and data management systems to continue to support the Company. These regulations have the potential to impact Ashland’s business and ability to manage materials effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Ashland recognizes the importance of cybersecurity in safeguarding sensitive information and maintaining operational integrity. To that end, Ashland maintains an information security program as part of its overall Enterprise Risk Management ("ERM") program. The Company’s information security program includes an incident response plan, which has been reviewed by third-party consultants and aligns with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0. The information security program, led by the Company’s Vice President of Cyber Security, is designed to provide a framework for assessing, identifying, managing, mitigating and responding to cybersecurity threats and incidents and to facilitate cross-functional coordination within Ashland.

Ashland’s information security program also includes policies and processes that are designed to provide visibility and information about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. This includes the use of a 24/7 Security Operations Center as well as an in-house, dedicated threat hunting team. Additional safeguards also include employee training and awareness programs around phishing, malware, and other cybersecurity risks. In addition, the Company conducts periodic testing of software, hardware, defensive capabilities, and other information security systems and regularly engages consultants and other expert third parties to assist the Company in the identification and assessment of risks.

Ashland also maintains a similar risk-based approach to its third-party vendor management program including identifying and overseeing cybersecurity risks that such third parties may present. As part of this program, the Company, imposes additional scrutiny for vendors that may handle personally identifiable information (PII) data or trade secrets.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect its business, results of operations or financial condition. However, despite the Company’s best efforts, it cannot eliminate all risks from cybersecurity threats or provide assurances that undetected cybersecurity incidents have not occurred. See the “Risk Factors” in Item 1A of this Annual Report on Form 10-K for further information.

Governance

Ashland’s information security program is led by the Company’s Vice President of Cyber Security who is a Certified Information Systems Security Professional (CISSP) with more than 30 years of experience in information technology and 12 years of experience serving in a chief information security officer role or top executive leader in cyber. Our Vice President of Cyber Security is primarily responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy. The Vice President of Cyber Security also holds a master’s in business administration and a Bachelor of Science degree in Computer Science and Engineering. In addition, other members of the Company’s information security team also have significant experience in information security.

As noted above, management of Ashland’s cybersecurity risks is part of the Company’s overall ERM program, which is overseen by the Board. The Board’s Audit Committee has primary responsibility for the oversight of the Company’s information and cybersecurity risks and programs established to manage such risks. The Audit Committee fulfills this oversight responsibility through receiving regular (and as needed) reports and updates from the Company’s Vice President of Cyber Security and Ashland’s Board also receives periodic reports updates from the Vice President of Cyber Security and the Audit Committee regarding information and cybersecurity matters.

ITEM 2. PROPERTIES

Ashland’s corporate headquarters is located in Wilmington, Delaware. Principal offices of other major operations are located in Wilmington, Delaware (Life Sciences, Specialty Additives, Intermediates and Corporate); and Bridgewater, New Jersey (Personal Care and Corporate) within the United States and Hyderabad, India; Warsaw, Poland; and Schaffhausen, Switzerland (each of which are shared service centers of Ashland’s and house corporate and direct business segment personnel). All of these locations are leased, except for the Wilmington, Delaware site which is owned. Principal manufacturing, marketing and other materially important physical properties of Ashland and its subsidiaries are described within the applicable business units under “Item 1” in this Annual Report on Form 10-K. All of Ashland’s physical properties are owned or leased. Ashland believes its physical properties are suitable and adequate for the Company’s business. Additional information concerning leases may be found in Note J of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of September 30, 2024, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated sediment, soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

(b) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and International Specialty Products (ISP), through a now-closed facility, were identified as PRPs, along with approximately 70 other companies (the Cooperating Parties Group or the CPG), in a May 2007 Administrative Order of Consent (AOOC) with the USEPA. The parties were required to perform a remedial investigation and feasibility study (RI/FS) of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study (FFS) as an interim measure of the lower 8 miles of the river. In accordance with the 2007 AOOC, in June 2012 the CPG voluntarily entered into another AOOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOOC and the 2012 removal action were based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS for a cleanup of the lower 8 miles. The CPG submitted the Draft RI/FS Report on April 30, 2015. In March 2016, the USEPA released the FFS Record of Decision for the lower 8 miles and reached an agreement with another chemical company, Occidental Chemical Corporation (OCC) to conduct and pay for the remedial design in Sept. 2016, which design work was completed in Spring 2024. In March 2023, USEPA issued a unilateral order with OCC to conduct and pay for the remedial design for a remedy in the upper 9 miles of the river. In June 2018, OCC sued Ashland, ISP and numerous other defendants in the United States District Court for the District of New Jersey to recover past and future costs of the lower 8 miles pursuant to CERCLA, and filed a later suit in March 2023 for past and future costs of the upper 9 miles of the river. Between 2017 and 2020, Ashland and ISP participated in an USEPA allocation process that resulted in a partial settlement with the EPA. The settlement was lodged with the New Jersey District Court on December 16, 2022, and is currently pending court approval amidst opposition from OCC and others. The 2018 and 2023 OCC litigations have been stayed pending the outcome of the settlement.

For additional information regarding environmental matters and reserves, see Note M of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, employment matters and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of September 30, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses would not be material as of September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ashland’s Common Stock is listed on the NYSE (ticker symbol “ASH”) and has trading privileges on Nasdaq.

Holders

At October 31, 2024, there were approximately 8,003 holders of record of Ashland’s Common Stock.

Dividends

While we currently expect that quarterly cash dividends comparable to past dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations and liquidity position.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2019	2020	2021	2022	2023	2024
Ashland	100	94	119	129	112	122
S&P MidCap 400†	100	98	141	120	138	176
Peer Group - Materials	100	110	141	125	149	185

The peer group consists of the following industry indices:

•
Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2024, this peer group consisted of 53 companies.

Repurchases of Company Common Stock

Share repurchase activity during the three months ended September 30, 2024 was as follows:

Q4 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2024 to July 31, 2024	—	$—	—	$770
August 1, 2024 to August 31, 2024	992,380	86.44	992,380	684
September 1, 2024 to September 30, 2024	740,117	86.82	740,117	620
Total	1,732,497		1,732,497	$620

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the Company's 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of September 30, 2024, $620 million remained available for repurchase under this authorization.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2024, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Internal Control over Financial Reporting - See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Reports of the Independent Registered Public Accounting Firm on pages F-3 and F-4.

Changes in Internal Control over Financial Reporting – There have been no changes in Ashland’s internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On August 12, 2024, Robin E. Lampkin, Ashland’s Senior Vice President, General Counsel and Corporate Secretary, entered into a Rule 10b5-1 trading arrangement that provides for the sale of 1,464 shares of Ashland Common Stock. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) February 28, 2025, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

Insider Trading Policy

Ashland has adopted an insider trading policy (the “Insider Trading Policy”) to govern the purchase, sale, and other dispositions of Company securities by its directors, officers, and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections captioned “Proposal One - Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance - Governance Principles,” “Corporate Governance - Stockholder Nominations of Directors,” “Corporate Governance – Insider Trading Policy,” and “Corporate Governance - Committees and Meetings of the Board of Directors” in the Proxy Statement for Ashland’s 2025 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2024, the end of Ashland’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections captioned “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement for Ashland’s 2025 Annual Meeting of Stockholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11. Ashland plans to file such Proxy Statement within 120 days after September 30, 2024, the end of Ashland’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections captioned “Ashland Common Stock Ownership of Certain Beneficial Owners,” and “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” in the Proxy Statement for Ashland’s 2025 Annual Meeting of Shareholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2024, the end of Ashland’s fiscal year.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2024.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	534,449	(1)	$66.16	(2)	10,363,703	(3)
Equity compensation plans not approved by security holders	51,848	(4)	—		1,275,314	(5)
Total	586,297		$66.16	(2)	11,639,017

(1)
This figure includes 4,699 net shares that could be issued under stock-settled SARs under the Amended and Restated 2011 Ashland Inc. Incentive Plan (“2011 Incentive Plan”), 171,579 net shares that could be issued under stock-settled SARs, 19,655 net shares that could be issued under stock-settled SARs, 61,646 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (the “2018 Omnibus Plan”), 18,983 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Omnibus Plan”), based upon the closing price of Ashland Common Stock on the NYSE as of September 30, 2024 of $86.97. Additionally, this figure includes 50,521 performance units for the fiscal 2022-2024 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan, 29,522 performance units for the fiscal 2023-2025 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan and 163,481 performance units for the fiscal 2024-2026 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan, estimated assuming target performance is achieved. Also included in the figure are 14,363 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees payable in Ashland Common Stock upon termination of employment or service with Ashland.
(2)
The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock, and performance share units and restricted stock units which may be distributed under the 2011 Incentive Plan, the 2015 Incentive Plan and the 2018 Omnibus Plan, as described in footnotes (1) and (4) in this table.
(3)
This figure includes 6,136,427 available for issuance under the Ashland Global Holdings Inc. 2021 Omnibus Plan, 123,183 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees (closed) and 341,697 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors (closed). Under the 2018 Incentive Plan, full-value awards, which include all awards other than stock options and SARs, reduce the share reserve on a 2-to-1 basis. The remaining balance of shares available for grant under the 2018 Omnibus Plan are now available for grant under the 2021 Omnibus Plan and are included in the numbers of shares available for issuance under the 2021 Omnibus Plan. This figure also includes 80,311 shares available for issuance under the 2006 Incentive Plan, 2,574,171 shares available for issuance under the 2011 Incentive Plan and 1,107,914 shares available for issuance under the 2015 Incentive Plan; however, these plans are closed for new issuances and the only shares remaining to be issued are shares paid in lieu of dividends and for the 2015 Incentive Plan, shares to be issued for unvested performance units and restricted stock units.
(4)
This figure includes 34,453 shares to be issued under the Deferred Compensation Plan for Employees (2005), which is described in the “Non-Qualified Deferred Compensation-Ashland Employees’ Deferral Plan” section of Ashland’s proxy statement, and 17,395 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), which is described in the “Compensation of Directors” section of Ashland’s proxy statement, payable in Ashland Common Stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.
(5)
This figure includes 616,459 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 658,855 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections captioned “Corporate Governance - Director Independence and Certain Relationships,” “Corporate Governance - Related Person Transaction Policy,” and “Audit Committee Report” in in the Proxy Statement for Ashland’s 2025 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2024, the end of Ashland’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections captioned “Audit Committee Report” and “Proposal Two - Ratification of Independent Registered Public Accountants” in the Proxy Statement for Ashland’s 2025 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2024, the end of Ashland’s fiscal year.

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

4.1	–

Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.3 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001- 32532), and incorporated herein by reference).

4.2	–

First Supplemental Indenture, dated as of February 26, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2016, 2018 and 2043 (filed as Exhibit 4.4 to Ashland’s Form 8-K filed on February 27, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.3	–

Second Supplemental Indenture, dated as of March 14, 2013, between Ashland Inc. and U.S. Bank National Association, as Trustee, in respect of the senior notes due 2043 (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on March 18, 2013 (SEC File No. 001-32532), and incorporated herein by reference).

4.4	–

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

4.5	–

Third Supplemental Indenture dated October 19, 2016, among Ashland LLC, Ashland Global Holdings Inc. and US Bank National Association, to the Indenture dated as of February 26, 2013 between Ashland LLC and US Bank National Association (filed as Exhibit 4.2 to Ashland’s Form 8-K filed on October 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

4.6	–

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

4.7	–

Indenture dated January 23, 2020, among Ashland Services B.V., Ashland Global Holdings Inc., Ashland LLC and U.S. Bank National Association, as trustee, in respect of the Senior Euro-Denominated Notes due 2028 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on January 23, 2020 (SEC File No. 333-211719) and incorporated herein by reference).

4.8(a)	–	Description of Capital Stock (filed as Exhibit 4.14(a) to Ashland’s Form 10-K for the fiscal year ended September 30, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

4.8(b)	–

Description of 6.875% Senior Notes due 2043 (filed as Exhibit 4.14(b) to Ashland’s Form 10-K for the fiscal year ended September 30, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

4.8(c)**	–	Description of 3.75% Senior Notes due 2031, filed herewith.

4.9	–

Indenture dated August 18, 2021, among Ashland LLC, Ashland Global Holdings Inc. and U.S. Bank National Association, as trustee, in respect of the Notes due 2031 (filed as Exhibit 4.1 to Ashland’s Form 8-K filed on August 18, 2021 (SEC File No. 333-211719), and incorporated herein by reference).

The following Exhibits 10.1 through 10.67 are contracts or compensatory plans or arrangements or management contracts required to be filed as exhibits pursuant to Items 601(b)(10)(ii)(A) and 601(b)(10)(iii)(A) and (B) of Regulation S-K.

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

10.5	–

Ashland Global Holdings Inc. Deferred Compensation Plan for Employees (Amended and Restated Effective as of May 22, 2019) (filed as Exhibit 10.1 to Ashland’s Form10-Q for the quarter ended June 30, 2019 (SEC File No. 333-211719), and incorporated herein by reference).

10.6	–

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

10.12	–

Form of Indemnification Agreement between Ashland and members of its Board of Directors (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.13	–

Form of Cash-Settled Performance Unit (LTIP) Award Agreement under the Amended and Restated 2015 Ashland Global Holdings Inc. Incentive Plan (Double-Trigger Form) (filed as Exhibit 10.59 to Ashland’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 333-211719), and incorporated by reference herein).

10.14	–

Amended and Restated Hercules Deferred Compensation Plan effective January 1, 2008 (filed as Exhibit 10.8 to Ashland’s Form 10-K for the fiscal year ended on September 30, 2010 (SEC File No. 001-32532), and incorporated herein by reference).

10.15	–

Amendment to the Amended and Restated Hercules Deferred Compensation Plan dated September 30, 2016 (annuity cash-out) (filed as Exhibit 10.61 to Ashland’s Form 10-K for the fiscal year ended September 30, 2016 (SEC File No. 333-211719), and incorporated by reference herein).

10.16	–

Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on January 26, 2018 (SEC File No. 333-211719), and incorporated herein by reference).

10.17	–

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

10.19	–

Form of Stock Appreciation Rights Award Agreement under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on January 26, 2018 (SEC File No. 333-211719), and incorporated herein by reference).

10.20	–

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

10.22	–

Ashland Global Holdings Inc. NonQualified Defined Contribution Plan (Amended and Restated as of May 22, 2019) (filed as Exhibit 10.3 to Ashland’s Form 10-Q for the quarter ended June 30, 2019 (SEC File No. 333-211719), and incorporated herein by reference).

10.23	–

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

10.25	–	Form of Stock Appreciation Rights Award Agreement (Stock Settled) under the Ashland Global Holdings Inc. 2018 Omnibus Incentive Compensation Plan (with pro-rata vesting upon death, disability and

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

10.28	–

Offer Letter dated as of October 8, 2019, entered into by Guillermo Novo and Ashland Global Holdings Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on October 8, 2019 (SEC File No. 333-211719) and incorporated herein by reference).

10.29	–

Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.30	–	Form of Stock-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.31	–	Form of Restricted Share Award Agreement (filed as Exhibit 10.3 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.32	–	Form of Stock Appreciation Rights Award Agreement (filed as Exhibit 10.4 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.33	–	Form of Performance Unit Award Agreement (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.34	–	Form of Cash-Settled Restricted Stock Unit Award Agreement (filed as Exhibit 10.6 to Ashland’s Form 8-K filed on February 3, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.35	–

Form of Cash Settled Restricted Stock Equivalent Award Agreement for Non-U.S. Participants under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.36	–

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

10.38	–

Form of Restricted Stock Unit Agreement for U.S. Employees under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (filed as Exhibit 10.5 to Ashland’s Form 8-K filed on August 6, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.39	–

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

10.42	–

Ashland Inc. Senior Leadership Severance Plan (effective as of September 19, 2022) filed as Exhibit 10.60 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.43	–

Form of Stock-Settled Performance Unit Agreement for US Employees, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.61 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.44	–

Form of Cash-Settled Performance Unit (PSU) Award Agreement for Non-US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.62 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.45	–

Form of Restricted Stock Unit (RSU) Award Agreement for US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.63 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.46	–

Form of Cash-Settled Restricted Equivalent (RSE) Award Agreement for Non-US Participants, effective as of September 19, 2022 under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan filed as Exhibit 10.64 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.47	–

Amendment No. 1 effective as of November 17, 2022, to the Ashland Global Holdings Inc. Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of May 2019) filed as Exhibit 10.65 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.48	–

Ashland Inc. Independent Director Deferred Compensation Program effective as of November 17, 2022 filed as Exhibit 10.66 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.49	–

Form of Restricted Stock Unit Agreement (Independent Directors), effective as of November 17, 2022 filed as Exhibit 10.67 to Ashland's Form 10-K for the fiscal year ended September 30, 2022, filed on November 21, 2022 (SEC File No. 333-211719), and incorporated by reference herein.

10.50	–

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

10.51	–

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

10.52	–

Second Amended and Restated Purchase and Sale Agreement, dated March 17, 2021, by and among Ashland LLC and Ashland Specialty Ingredients G.P., as originators, Ashland LLC, as initial servicer, and CVG Capital III LLC, as purchaser (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on March 18, 2021 (SEC File No. 333-211719) and incorporated herein by reference).

10.53	–

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

10.54	–

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

10.55	–

Assignment Agreement dated February 22, 2022, between CVG Capital III LLC and Ashland LLC (filed as Exhibit 10.2 to Ashland’s Form 8-K filed on February 28, 2022 (SEC File No. 333-211719) and incorporated herein by reference).

10.56	–

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

10.57	–

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

10.58	–

Assumption Agreement dated September 20, 2016, by and between Ashland Global Holdings Inc. and Ashland Inc. (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 20, 2016 (SEC File No. 333-211719), and incorporated herein by reference).

10.59	–

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

10.62	–

Master Confirmation - Uncollared Accelerated Share Repurchase, dated September 2, 2021, between Ashland Global Holdings Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 7, 2021 (SEC File No. 333-211719), and incorporated herein by reference).

10.63	–

Amendment dated November 22, 2021 to the Master Confirmation (as supplemented by the Supplemental Confirmation) – Uncollared Accelerated Share Repurchase September 2, 2021, between Ashland Global Holdings Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to Ashland’s Form 10-Q filed on February 3, 2022 (SEC File No. 333-211719), and incorporated herein by reference).

10.64	–

Fourth Amendment to the Receivables Purchase Agreement dated as of September 13, 2024 by and among Ashland, Ashland Specialty Ingredients G.P., a Delaware general partnership, CVG Capital III LLC, a bankruptcy-remote special purpose entity and subsidiary of Ashland, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, Ashland, as initial servicer, and certain other persons from time to time named as parties thereto as purchasers, group agents, LC banks and LC participants (filed as Exhibit 10.1 to Ashland’s Form 8-K filed on September 16, 2024 (SEC File No. 333-211719), and incorporated herein by reference).

10.65**	–	Form of Restricted Stock Unit Agreement pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.66**	–	Form of Cash-Settled Restricted Stock Equivalent Agreement for Non-U.S. Participants pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.67**	–	Form of Stock-Settled Performance Unit Agreement pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.68**	–	Form of Cash-Settled Performance Unit Agreement for Non-U.S. Participants pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

19.1**	–	Insider Trading Policy.

21**	–	List of Subsidiaries.

23.1**	–	Consent of Ernst & Young LLP.

23.2**	–	Consent of Gnarus Advisors LLC.

24**	–	Power of Attorney.

31.1**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, and J. Kevin Willis, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	–	Ashland, Inc. Dodd-Frank Compensation Recoupment Policy.

101.INS*	–	Inline XBRL Instance Document.

101.SCH*	–	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	–	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	–	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for years ended September 30, 2024, 2023 and 2022; (ii) Consolidated Balance Sheets at September 30, 2024 and 2023; (iii) Statements of Consolidated Equity at September 30, 2024, 2023 and 2022; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

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
By:
/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer
Date: November 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 18, 2024.

Signatures	Capacity
/s/ Guillermo Novo	Chair of the Board, Chief Executive Officer and Director
Guillermo Novo	(Principal Executive Officer)
/s/ J. Kevin Willis	Senior Vice President and Chief Financial Officer
J. Kevin Willis	(Principal Financial Officer)
/s/ Eric N. Boni	Vice President, Finance and Principal Accounting Officer
Eric N. Boni	(Principal Accounting Officer)

*	Director
Steven D. Bishop
*	Director
Sanat Chattopadhyay
*	Director
Suzan F. Harrison
*	Director
Wetteny Joseph
*	Director
Ashish K. Kulkarni
*	Director
Susan L. Main
*	Director
Sergio Pedreiro
*	Director
Jerome A. Peribere
*	Director
Janice J. Teal
*	Director
Scott A. Tozier

*By:	/s/ Robin E. Lampkin
Robin E. Lampkin
Attorney-in-Fact

Date:	November 18, 2024

This page intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2024, 2023 and 2022.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for environmental, social and governance ("ESG"). The company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 3,200 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 69%, 69% and 68% in 2024, 2023 and 2022, respectively. Sales by region expressed as a percentage of total consolidated sales were as follows:

Sales by Geography	2024	2023	2022
North America(a)	31%	31%	32%
Europe(a)	35%	36%	35%
Asia Pacific	25%	23%	24%
Latin America & other	9%	10%	9%
	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the year ended September 30 were as follows:

Sales by Reportable Segment	2024	2023	2022
Life Sciences	38%	40%	34%
Personal Care	30%	27%	28%
Specialty Additives	27%	28%	30%
Intermediates	5%	5%	8%
	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty relating to the ongoing Ukraine/Russia conflict and Israel/Hamas conflict

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

Ashland does not have manufacturing operations in Russia, Ukraine, or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Ashland does not have manufacturing operations in Israel. Sales to Israel represent approximately 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Other significant items

Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the Company's 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of September 30, 2024, $620 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

During fiscal year 2024, under the 2023 Stock Repurchase Program, Ashland initiated and completed a number of Rule 10b5-1 trading plan agreements. Ashland paid a total of $380 million and repurchased a total of 4.3 million shares. During the most recent three fiscal years Ashland paid a total of $880 million and received a total of 10.2 million shares. See Note N for more information.

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

Ashland continues to make progress on these portfolio optimization actions which include optimizing and consolidating CMC and MC production as well as rebalancing the global HEC production network. During fiscal year 2024, Ashland closed CMC production at Hopewell, Virginia. CMC levels continue to be drawn down while Ashland migrates select production volumes into Alizay, France. In addition, Ashland completed actions to optimize MC by consolidating production capacity in Doel, Belgium. Other actions to improve Ashland's HEC business continue to be assessed. Ashland also executed similar optimization actions at a Personal Care facility in Summerville, South Carolina.

The impact of these portfolio actions for the twelve months ended September 30, 2024, resulted in accelerated depreciation charges of $57 million and other plant optimization costs of $10 million recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). In addition, severance of $25 million and other restructuring costs of $5 million were recorded for the twelve months ended September 30, 2024, each respectively within the selling, general and administrative caption of the Statements of Consolidated Comprehensive Income (Loss). See Note D for additional information.

Nutraceuticals business

On August 30, 2024, Ashland completed the sale of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire"). Proceeds from the sale were approximately $26 million, net of transaction costs. Ashland recorded $107 million impairment charge and loss on sale within the income (loss) on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2024. See Note B of the Notes to the Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for 2024, 2023 and 2022 included the following:

				2024	2023
(In millions except per share data)	2024	2023	2022	change	change
Net income(a)	$169	$178	$927	$(9)	$(749)
Diluted earnings per share net income	3.36	3.31	16.41	0.05	(13.10)
Income from continuing operations	199	168	181	31	(13)
Diluted earnings per share income from continuing operations	3.95	3.13	3.20	0.82	(0.07)
Operating income (loss)	(26)	172	333	(198)	(161)
EBITDA(b)	142	419	1,342	(277)	(923)
Adjusted EBITDA(b)	459	459	590	-	(131)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	4.45	4.07	5.70	0.38	(1.63)

(a)
Fiscal 2022 includes a $726 million gain associated with the sale of the Performance Adhesives business.
(b)
These are non-GAAP measures. See "Use of non-GAAP measures" section below for reconciliations to U.S. GAAP.

Ashland’s net income of $169 million ($3.36 diluted earnings per share) in 2024, $178 million ($3.31 diluted earnings per share) in 2023 and $927 million ($16.41 diluted earnings per share) in 2022 included a loss from discontinued operations of $30 million, ($0.59 diluted earnings per share) in 2024, income from discontinued operations of $10 million ($0.18 diluted earnings per share) in 2023, and $746 million ($13.21 diluted earnings per share) in 2022. Fiscal 2022 included a $726 million gain recorded in discontinued operations associated with the sale of the Performance Adhesives business in February of 2022 and was the largest impact on net income between periods.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income (loss) for 2024, 2023 and 2022 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of non-GAAP measures” section of this Annual Report on Form 10-K. These pre-tax key items totaled expense of $227 million, $21 million and $96 million in 2024, 2023 and 2022, respectively, impacting continuing operations. Continuing operations was also impacted by favorable discrete tax items totaling $234 million, $44 million and $9 million in 2024, 2023 and 2022, respectively, for various tax specific key items for uncertain tax positions, valuation allowances, restructuring and separation activity and tax reform related activity. The pre-tax key items impacting operating income (loss) totaled expense of $273 million, $52 million, and $16 million in 2024, 2023 and 2022, respectively. Excluding these key items, continuing operations, diluted earnings per share from continuing operations and operating income (loss) increased from fiscal 2023 to 2024 primarily due to deflationary raw materials offset by unfavorable pricing and lower volume. The decrease in continuing operations, diluted earnings per share from continuing operations and operating income (loss) from fiscal 2022 to 2023 was primarily driven by lower sales volumes from customer de-stocking, partially offset by improved pricing associated with cost inflation pricing actions and favorable selling, general and administrative expense primarily driven by lower incentive compensation. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock in the amount of $380 million in 2024, $300 million in 2023 and $200 million in

2022. These common stock repurchases reduced the number of weighted average shares from 56 million diluted shares in 2022 to 54 million diluted shares in 2023 and 50 million diluted shares in 2024.

Ashland’s Adjusted EBITDA was $459 million for both 2024 and 2023 (see U.S. GAAP reconciliation under “Use of non-GAAP measures” below). Adjusted EBITDA remained consistent from fiscal 2023 to 2024 primarily due to deflationary raw materials, unfavorable product mix and favorable foreign exchange currency, offset by unfavorable pricing and lower volume in the Life Sciences segment. The $131 million decrease in Adjusted EBITDA from fiscal 2022 to 2023 was primarily driven by lower sales volumes from customer de-stocking, partially offset by improved pricing associated with cost inflation pricing actions and favorable selling, general and administrative expense primarily driven by lower incentive compensation. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the years ended September 30, 2024, 2023 and 2022.

				2024	2023
(In millions)	2024	2023	2022	change	change
Sales	$2,113	$2,191	$2,391	$(78)	$(200)

The following table provides a reconciliation of the change in sales between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Sales change
Volume	$1	$(354)
Foreign currency exchange	2	(21)
Acquisition (Divestiture)	(3)	(3)
Price/mix	(78)	178
Change in sales	$(78)	$(200)

Sales for 2024 decreased $78 million, or 4%, compared to 2023 primarily from unfavorable pricing. Pricing was softer as compared to the prior year in a moderately deflationary raw material environment. CMC and MC portfolio optimization initiatives and the Nutraceuticals business sale reduced sales by approximately $30 million during the current year.

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

				2024	2023
(In millions)	2024	2023	2022	change	change
Cost of sales	$1,495	$1,523	$1,561	$(28)	$(38)
Gross profit as a percent of sales	29.2%	30.5%	34.7%

Fluctuations in cost of sales are driven primarily by product line and plant optimization costs in the current year, the effects of challenges in shipping and logistics in the prior year, the impact of the COVID-19 pandemic in the prior periods, raw material prices and energy, volume and changes in product mix, currency exchange, acquisitions and divestitures and other certain charges incurred as a result of changes or events within the businesses or other restructuring activities.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Cost of sales change
Volume	$10	$(241)
Foreign currency exchange	3	(9)
Acquisition (Divestiture)	(2)	(1)
Operating costs (plant)	17	183
Price/mix	(56)	30
Change in cost of sales	$(28)	$(38)

Cost of sales for 2024 decreased $28 million compared to 2023. Favorable product price/mix was the primary factor for the decrease. This decrease was partially offset by higher operating costs driven by higher unit manufacturing costs associated with decreased plant loading to produce to demand in the first half of the year, $57 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and one Personal Care manufacturing facility, $10 million of other plant optimization costs, and higher volume compared to inventory control measures in the prior year. Gross profit as a percentage of sales decreased 1.3 percentage points primarily as a result of higher operating costs including higher unit manufacturing cost and product line optimization activities.

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

				2024	2023
(In millions)	2024	2023	2022	change	change
Selling, general and administrative expense	$404	$365	$393	$39	$(28)
As a percent of sales	19.1%	16.7%	16.4%

Selling, general and administrative expense for 2024 increased $39 million compared to 2023, while expenses as a percent of sales increased 2.4 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2023 were:

•
Expense of $30 million and $9 million comprised of key items for severance, lease abandonment and other restructuring costs during 2024 and 2023, respectively;
•
$45 million and $54 million in net environmental-related expenses during 2024 and 2023, respectively (see Note M for more information);
•
$11 million capital project impairment charge in 2024 and a $4 million impairment charge in 2023 associated with the sale of a Specialty Additives manufacturing facility;
•
$12 million gain associated with ICMS Brazil tax credit in 2023;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina during 2024;
•
A $4 million legal settlement during 2024; and

•
Increases associated with the following:
o
Higher variable compensation expense, partially offset by lower stock based compensation;
o
Higher salary, benefits and travel expenses of $10 million; and
o
Partially offset by favorable foreign currency exchange of $5 million.

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
•
$12 million gain associated with ICMS Brazil tax credit in 2023; and
•
Decreases associated with the following:
o
Lower incentive pay of $33 million;
o
Unfavorable foreign currency exchange of $6 million; and
o
Higher salary, benefits and travel expenses of $5 million.

				2024	2023
(In millions)	2024	2023	2022	change	change
Research and development expense	$55	$51	$55	$4	$(4)

Research and development expense increased $4 million in 2024 compared to 2023 primarily due to higher compensation costs. In 2023, the $4 million decrease compared to 2022 was primarily due to lower compensation costs.

				2024	2023
(In millions)	2024	2023	2022	change	change
Intangibles amortization expense	$76	$93	$94	$(17)	$(1)

Amortization expense decreased $17 million in 2024 compared to 2023 primarily due to the impact of fully amortized intangibles in prior periods and $2 million from the impact of the held for sale treatment of the Nutraceuticals business divested during 2024, while amortization expense was primarily consistent in 2023 compared to 2022.

				2024	2023
(In millions)	2024	2023	2022	change	change
Equity and other income	$6	$7	$3	$(1)	$4

Equity and other income remained relatively consistent in 2024 compared to 2023. The $4 million increase in 2023 compared to 2022 was primarily related to the China financial cash subsidies.

				2024	2023
(In millions)	2024	2023	2022	change	change
Income (loss) on acquisitions and divestitures, net	$(115)	$6	$42	$(121)	$(36)

Income (loss) on acquisitions and divestitures, net during 2024 primarily relates to $107 million impairment charge and loss on sale associated with the divestiture of the Nutraceuticals business. In addition, a $7 million reserve for foreign VAT taxes was also recorded in 2024 associated with the sold Nutraceuticals legal entities. See Note B for more information.

Income (loss) on acquisitions and divestitures, net during 2023 primarily relates to a $7 million gain on the sale of excess corporate real estate.

Income (loss) on acquisitions and divestitures, net during 2022 primarily relates to a $42 million gain on the sale of excess corporate real estate.

				2024	2023
(In millions)	2024	2023	2022	change	change
Net interest and other expense (income)
Interest expense	$53	$54	$62	$(1)	$(8)
Interest income	(10)	(12)	(4)	2	(8)
Loss on the accounts receivable sale programs	6	3	1	3	2
Loss (income) from restricted investments	(75)	(42)	86	(33)	(128)
Other financing costs	2	3	4	(1)	(1)
	$(24)	$6	$149	$(30)	$(143)

Net interest and other expense (income) decreased by $30 million in 2024 compared to 2023. Interest expense and interest income remained primarily consistent to the prior year. Restricted investments gains of $75 million and losses of $42 million included realized gains of $60 million compared to losses of $29 million for 2024 and 2023, respectively. See Note E for more information on the restricted investments.

Net interest and other expense (income) decreased by $143 million in 2023 compared to 2022. Interest expense decreased by $8 million primarily due to lower debt levels during 2023 compared to 2022. Interest income increased $8 million due to higher investment yields and higher cash balances. Restricted investments gains of $42 million and losses of $86 million included mark-to-market gains of $29 million compared to losses of $102 million for 2023 and 2022, respectively. See Note E for more information on the restricted investments.

				2024	2023
(In millions)	2024	2023	2022	change	change
Other net periodic benefit loss (income)	$22	$6	$(22)	$16	$28

Other net periodic benefit expense during 2024 primarily included interest cost of $16 million and a $14 million loss on pension postretirement plan remeasurements offset by expected return on plan assets of $8 million.

Other net periodic benefit income during 2023 primarily included interest cost of $15 million offset by expected return on plan assets of $7 million and a $2 million gain on pension and other postretirement plan remeasurements.

Other net periodic benefit expense during 2022 primarily included actuarial gains of $25 million and expected return on plan assets of $7 million, offset by interest cost of $10 million.

				2024	2023
(In millions)	2024	2023	2022	change	change
Income tax expense (benefit)	$(223)	$(8)	$25	$(215)	$(33)
Effective tax rate	929%	(5)%	12%

The 2024 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $231 million primarily related to changes in foreign tax activity and the tax impact of the Nutraceuticals business sale.

The 2023 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $49 million primarily related to uncertain tax positions.

The 2022 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $15 million primarily related to uncertain tax positions and restructuring activities.

Adjusted income tax expense

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

The effective tax rates during 2024, 2023 and 2022 were significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities;
•
Valuation allowances – Includes the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – Includes the tax impact of the Nutraceuticals business sale and company-wide restructuring activities; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding the impact of these key items:

(In millions)	2024	2023	2022
Income (loss) from continuing operations before income taxes	$(24)	$160	$206
Key items (pre-tax)(a)	227	21	96
Adjusted income from continuing operations before income taxes	$203	$181	$302

Income tax expense (benefit)	(223)	(8)	25
Income tax rate adjustments:
Tax effect of key items(b)	31	1	21
Tax specific key items:(c)
Uncertain tax positions	(9)	32	8
Valuation allowance	(5)	6	4
Restructuring and separation activity	115	—	(3)
Other and tax reform related activity	133	6	—
Total income tax rate adjustments	265	45	30
Adjusted income tax expense	$42	$37	$55
Effective tax rate	929%	(5)%	12%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	20%	21%	18%

(a)
See Adjusted EBITDA reconciliation table disclosed below in this Management, Discussion and Analysis of Financial Condition and Results of Operation for a summary of the key items, before tax.
(b)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.
(c)
For additional information on the effect that these tax specific key items had on EPS, see the Adjusted Diluted EPS table disclosed below in this Management Discussion and Analysis of Financial Condition and Results of Operation.
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

The following table provides a reconciliation of tax specific key items within the statutory federal income tax with the provision for income taxes summary disclosed in Note K of the Notes to Consolidated Financial Statements.

(In millions)	2024	2023	2022
Tax effect of key items computed at applicable statutory rate(a)	$31	$1	$21
Uncertain tax positions	(9)	32	8
Valuation allowance changes	(5)	6	4
Basis difference on stock sale	115	—	—
Tax law changes	49	—	—
Non US Restructuring	84	—	—
Deemed inclusions, foreign dividends and other restructuring	—	6	(3)
	$265	$45	$30

(a)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.

				2024	2023
(In millions)	2024	2023	2022	change	change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$(2)	$5	$41	$(7)	$(36)
Composites/Marl Facility	(2)	(1)	2	(1)	(3)
Asbestos-related litigation	(18)	(5)	(14)	(13)	9
Water Technologies	(4)	—	4	(4)	(4)
Distribution	(6)	(4)	(7)	(2)	3
Valvoline	2	15	(6)	(13)	21
Gain (loss) on disposal of discontinued operations
Performance Adhesives	—	—	726	—	(726)
Composites/Marl facility	—	—	—	—	—
Water Technologies	—	—	—	—	—
	$(30)	$10	$746	$(40)	$(736)

As a result of the divestiture of the Performance Adhesives segment during 2022 the related operating results have been reflected as discontinued operations (net of income taxes) within the Statements of Consolidated Comprehensive Income (Loss). See Note B for more information on this transaction. In 2024, 2023 and 2022, the Performance Adhesives activity represents subsequent adjustments that were made in conjunction with the post-closing disputes. In 2022, the sales and pre-tax income included in discontinued operations were $171 million and $33 million, respectively, for the Performance Adhesives segment. In 2022, a $726 million gain on disposal was recorded associated with the February 28, 2022 closing of the Performance Adhesives business segment divestiture.

Asbestos-related activity during 2024, 2023 and 2022 included after-tax net adjustments to the asbestos reserves and receivables of $18 million of expense, $5 million of expense and $14 million of expense, respectively, including the adjustments for the annual update for each of these years.

The Valvoline activity within 2024, 2023 and 2022 primarily represents subsequent adjustments that were made in conjunction with post-closing disputes and the Tax Matters Agreement.

The activity for Water Technologies and Distribution were primarily related to post-closing adjustments associated with environmental remediation reserves associated with these businesses.

See Note C for more information related to discontinued operations.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the last three fiscal years ended September 30.

				2024	2023
(In millions)	2024	2023	2022	change	change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$54	$72	$(197)	$(18)	$269
Unrealized gain (loss) on commodity hedges	1	(6)	(1)	7	(5)
Pension and postretirement obligation adjustment	—	—	1	—	(1)
	$55	$66	$(197)	$(11)	$263

Total other comprehensive income (loss), net of tax, decreased $11 million in 2024 as compared to 2023 as a result of the following components:

•
In 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $54 million, compared to a gain of $72 million during 2023. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars; and
•
In 2024, a $1 million unrealized gain on commodity hedges was recorded compared to a loss of $6 million during 2023. See Note E for more information.

Total other comprehensive income (loss), net of tax, increased $263 million in 2023 as compared to 2022 as a result of the following components:

•
In 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in a gain of $72 million, compared to a loss of $197 million during 2022. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars;
•
In 2023, a $6 million unrealized loss on commodity hedges was recorded compared to a loss of $1 million during 2022. See Note E for more information; and
•
In 2022, a $1 million pension and postretirement obligation adjustment was recorded. See Note L for more information.

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

Free Cash Flow, Ongoing Free Cash Flow and Ongoing Free Cash Flow Conversion

Free Cash Flow is defined as operating cash flows less capital expenditures while Ongoing Free Cash Flow is operating cash flows less capital expenditures and certain other adjustments as applicable. Ongoing Free Cash Flow Conversion is Ongoing Free Cash Flow divided by Adjusted EBITDA. These Free Cash Flow metrics enable Ashland to provide a better indication of the ongoing cash being generated that is ultimately available for both debt and equity holders as well as other investment opportunities. Unlike cash flow provided by operating activities, Free Cash Flow and Ongoing Free Cash Flow includes the impact of capital expenditures from continuing operations and other significant items impacting cash flow, providing a more complete picture of current and future cash generation. Free Cash Flow, Ongoing Free Cash Flow, and Free Cash Flow Conversion are non-GAAP liquidity measures that Ashland believes provide useful information to management and investors about Ashland's ability to convert Adjusted EBITDA to Ongoing Free Cash Flow. These liquidity measures are used regularly by Ashland's stakeholders and industry peers to measure the efficiency at providing cash from regular business activity. Free Cash Flow, Ongoing Free Cash Flow, and Ongoing Free Cash Flow Conversion have certain limitations, including that they do not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments. The amount of mandatory versus discretionary expenditures can vary significantly between periods.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $142 million, $419 million and $1,342 million for 2024, 2023 and 2022, respectively. EBITDA and Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Nutraceuticals impairment and sale – During 2024, Ashland sold substantially all of the net assets of its Nutraceuticals business. As a result, Ashland recorded an impairment charge and loss on sale within the income (loss) on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) in 2024. See Note B of the Notes to Consolidated Financial Statements for more information;
•
Accelerated depreciation – As a result of product line optimization activities at two Specialty Additives manufacturing plants and a Personal Care manufacturing plant, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during 2024. See Note D of the Notes to Consolidated Financial Statements for more information;
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note M of the Notes to Consolidated Financial Statements for more information;
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
•
Asset impairments – Ashland recognized impairment charges to certain assets during 2024 and 2023. See Note D of the Notes to Consolidated Financial Statements for more information;
•
Other plant optimization costs – During 2024, Ashland incurred inventory adjustment and production costs associated with product line optimization actions;

•
Nutraceuticals VAT reserve – During 2024, Ashland incurred a Value-Added Tax ("VAT") reserve associated with the sale of the Nutraceuticals business;
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) during 2024;
•
Legal settlement – During 2024, Ashland incurred $4 million in costs associated with a legal settlement;
•
Income on acquisitions and divestitures, net – Ashland recorded income of $6 million and $42 million during 2023 and 2022, respectively. The income was related to the pre-tax gains in connection with the sale of excess corporate property;
•
ICMS Brazil tax credit – In 2017, the Federal Supreme Court of Brazil ruled in a leading case that a Brazil value-added tax (ICMS) should not be included in the base used to calculate a taxpayer's federal contribution on total revenue known as PIS/COFINS (2017 Decision). Following favorable court rulings from lawsuits previously filed by two of Ashland's Brazilian subsidiaries challenging the inclusion of ICMS in Ashland's calculation of PIS/COFINS, Ashland received acknowledgment from the Brazilian tax authorities that allows Ashland to begin the process to recover the taxes. See Note M of the Notes to Consolidated Financial Statements for more information; and
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Nutraceuticals business held for sale assets during fiscal 2024. See Note B of the Notes to Consolidated Financial Statements for more information.

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income (loss) but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Gain/loss on pension and other postretirement plan remeasurements – Ashland recognized actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. See Note L of the Notes to Consolidated Financial Statements for more information.

(In millions)	2024	2023	2022
Net income	$169	$178	$927
Income tax expense (benefit)	(223)	(8)	25
Net interest and other financing expense	(24)	6	149
Depreciation and amortization(a)	220	243	241
EBITDA	142	419	1,342
Income (loss) from discontinued operations, net of income taxes	30	(10)	(746)
Key items included in EBITDA:
Nutraceuticals impairment and sale	107	—	—
Accelerated depreciation	57	—	—
Environmental reserve adjustments	45	56	53
Restructuring, separation and other costs	30	10	5
Loss (gain) on pension and other postretirement plan remeasurements(b)	14	(2)	(22)
Asset impairments	11	4	—
Other plant optimization costs	10	—	—
Nutraceuticals VAT reserve	7	—	—
Argentina currency devaluation impact	5	—	—
Legal settlement	4	—	—
Income on acquisitions and divestitures, net	—	(6)	(42)
ICMS Brazil tax credit	—	(12)	—
Held for sale depreciation and amortization	(3)	—	—
Total key items included in EBITDA	287	50	(6)
Adjusted EBITDA(b)	$459	$459	$590

Total key items included in EBITDA	$287	$50	$(6)
Unrealized (gain) loss on securities	(60)	(29)	102
Total key items, before tax	$227	$21	$96

(a)
Depreciation and amortization excludes accelerated depreciation of $2 million and $55 million for Personal Care and Specialty Additives for fiscal 2024, respectively, which is included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $3 million for Life Sciences associated with the Nutraceuticals business held for sale assets for fiscal 2024, which is included as a key item within this table as a component of Adjusted EBITDA.
(b)
Includes $12 million, $12 million and $7 million during 2024, 2023 and 2022, respectively, of net periodic pension and other postretirement expense recognized ratably through the fiscal year. These expenses are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and are disclosed in further detail in Note L of the Notes to Consolidated Financial Statements.

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

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized gain on securities – represents gains recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for fiscal 2024 and 2023;

•
Valuation allowance – represents the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – represents the tax impact of the held for sale classification for the Nutraceuticals business; and
•
Other and tax reform related activity – represents tax specific key items associated with foreign tax related activity for fiscal 2024.

	2024	2023	2022
Diluted EPS from continuing operations (as reported)	$3.95	$3.13	$3.20
Key items, before tax:
Nutraceuticals impairment and sale	2.14	—	—
Accelerated depreciation	1.14	—	—
Environmental reserve adjustments	0.90	1.04	0.95
Restructuring, separation and other costs	0.60	0.19	0.09
Loss (gain) on pension and other postretirement plan remeasurements	0.29	(0.04)	(0.40)
Asset impairments	0.22	0.08	—
Other plant optimization costs	0.20	—	—
Nutraceuticals VAT reserve	0.14	—	—
Argentina currency devaluation impact	0.10	—	—
Legal settlement	0.08	—	—
Income on acquisitions and divestitures, net	—	(0.11)	(0.75)
ICMS Brazil tax credit	—	(0.22)	—
Held for sale depreciation and amortization	(0.06)	—	—
Unrealized (gain) loss on securities	(1.20)	(0.54)	1.82
Key items, before tax	4.55	0.40	1.71
Tax effect of key items(a)	(0.62)	(0.02)	(0.38)
Key items, after tax	3.93	0.38	1.33
Tax specific key items:
Uncertain tax positions	0.18	(0.60)	(0.15)
Valuation allowance	0.10	(0.12)	(0.07)
Restructuring and separation activity	(2.30)	—	0.06
Other tax reform related activity	(2.66)	(0.11)	—
Tax specific key items(b)	(4.68)	(0.83)	(0.16)
Total key items	(0.75)	(0.45)	1.17
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$3.20	$2.68	$4.37
Amortization expense adjustment (net of tax)(c)	1.25	1.39	1.33
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$4.45	$4.07	$5.70

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for each of the years ended 2024, 2023 and 2022.

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

The following table shows sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment for each of the last three years ended September 30.

				2024	2023
(In millions)	2024	2023	2022	change	change
Sales
Life Sciences	$810	$869	$815	$(59)	$54
Personal Care	634	598	678	36	(80)
Specialty Additives	572	600	719	(28)	(119)
Intermediates	144	185	256	(41)	(71)
Intersegment sales(a)	(47)	(61)	(77)	14	16
	$2,113	$2,191	$2,391	$(78)	$(200)
Operating income (loss)
Life Sciences	$168	$172	$155	$(4)	$17
Personal Care(b)	73	52	102	21	(50)
Specialty Additives(b)	(32)	10	103	(42)	(93)
Intermediates	29	50	87	(21)	(37)
Unallocated and Other(b)	(264)	(112)	(114)	(152)	2
	$(26)	$172	$333	$(198)	$(161)
Depreciation expense
Life Sciences	$38	$41	$35	$(3)	$6
Personal Care(c)	36	38	37	(2)	1
Specialty Additives(d)	111	58	63	53	(5)
Intermediates	13	13	12	—	1
Unallocated and Other	—	—	—	—	—
	$198	$150	$147	$48	$3
Amortization expense
Life Sciences	$23	$28	$28	$(5)	$—
Personal Care	43	47	47	(4)	—
Specialty Additives	10	18	18	(8)	—
Intermediates	—	—	1	—	(1)
Unallocated and Other	—	—	—	—	—
	$76	$93	$94	$(17)	$(1)
EBITDA(e)
Life Sciences	$229	$241	$218	$(12)	$23
Personal Care	152	137	186	15	(49)
Specialty Additives	89	86	184	3	(98)
Intermediates	42	63	100	(21)	(37)
Unallocated and Other	(264)	(112)	(114)	(152)	2
	$248	$415	$574	$(167)	$(159)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $99 million impairment charge and a $8 million loss on sale, both related to the divestiture of the Nutraceuticals business within the income (loss) on acquisitions and divestitures, net in 2024. Includes a capital project impairment charge of $11 million within Personal Care in 2024 and a $4 million impairment charge related to a Specialty Additives facility in 2023.
(c)
Depreciation includes accelerated depreciation of $2 million for Personal Care in 2024.
(d)
Depreciation includes accelerated depreciation of $55 million for Specialty Additives in 2024.
(e)
Excludes income (loss) from discontinued operations and other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

Life Sciences

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coating, thickeners, solubilizers, and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists and industrial manufacturers. The nutraceuticals business was sold in August 2024. See Note B of the the Notes to Consolidated Financial Statements for more information.

The following table provides a reconciliation of the change in sales for the Life Sciences operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Sales change
Volume	$(46)	$(33)
Price/mix	(14)	95
Foreign Currency	1	(8)
	$(59)	$54

The following table provides a reconciliation of the change in operating income for the Life Sciences operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Operating income change
Volume	$(20)	$(5)
Cost	8	(73)
Price/mix	4	100
Foreign Currency	4	(5)
	$(4)	$17

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

The following EBITDA presentation for the years ended September 30, 2024, 2023 and 2022, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items during the year ended September 30, 2024 related to charges of $1 million for environmental reserve adjustments which is more than offset by $3 million held for sale reversal of depreciation and amortization. The key items during the year ended September 30, 2023 related to charges of $4 million for restructuring actions and $2 million for environmental reserve adjustments. Life Sciences had no key items for the year ended September 30, 2022.

				2024	2023
(In millions)	2024	2023	2022	change	change
Operating income	$168	$172	$155	$(4)	$17
Depreciation and amortization(a)	64	69	63	(5)	6
EBITDA	232	241	218	(9)	23
Restructuring and other costs	—	4	—	(4)	4
Environmental reserve adjustments	1	2	—	(1)	2
Held for sale depreciation and amortization	(3)	—	—	(3)	—
Adjusted EBITDA	$230	$247	$218	$(17)	$29
Operating income as a percent of sales	20.7%	19.8%	19.0%	90 bps	80 bps
Adjusted EBITDA as a percent of sales	28.4%	28.4%	26.7%	0 bps	170 bps

(a)
Depreciation and amortization includes $3 million for Life Sciences associated with the Nutraceuticals business held for sale assets for 2024 which is included as a key item within this table as a component of Adjusted EBITDA.

2024 compared to 2023

Life Sciences' sales decreased in 2024 due to lower volume and pricing, while operating income and Adjusted EBITDA decreased in 2024 due to lower volume partially offset by favorable product price/mix, deflationary raw materials, and favorable foreign currency exchange. The CMC portfolio optimization initiative and the Nutraceuticals business sale had an approximate $12 million negative sales impact during the year. Pharma and crop sales showed growth on stronger sales volumes partially offset by lower pricing.

2023 compared to 2022

Life Sciences' sales, operating income and Adjusted EBITDA increased in 2023 due to favorable price/mix actions, partially offset by higher costs associated with inflation, lower volumes and unfavorable foreign currency exchange. Life Sciences experienced a strong global demand for pharmaceutical ingredients in 2023.

Personal Care

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household solutions. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies.

The following table provides a reconciliation of the change in sales for the Personal Care operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Sales change
Volume	$42	$(121)
Price/mix	(6)	46
Foreign Currency	—	(5)
	$36	$(80)

The following table provides a reconciliation of the change in operating income for the Personal Care operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Operating income change
Volume	$14	$(47)
Price/mix	10	41
Foreign Currency	4	(1)
Costs	(7)	(43)
	$21	$(50)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2024, 2023 and 2022, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. The key items during the year ended September 30, 2024 related to $11 million from a capital project impairment charge, $2 million of accelerated depreciation and $1 million from other plant optimization costs. Personal Care had no key items for the years ended September 30, 2023 and 2022.

				2024	2023
(In millions)	2024	2023	2022	change	change
Operating income	$73	$52	$102	$21	$(50)
Depreciation and amortization(a)	77	85	84	(8)	1
EBITDA	150	137	186	13	(49)
Accelerated depreciation	2	—	—	2	—
Other plant optimization costs	1	—	—	1	—
Asset impairment	11	—	—	11	—
Adjusted EBITDA	$164	$137	$186	$27	$(49)
Operating income as a percent of sales	11.5%	8.7%	15.0%	280 bps	-630 bps
Adjusted EBITDA as a percent of sales	25.9%	22.9%	27.4%	300 bps	-450 bps

(a)
Depreciation and amortization excludes accelerated depreciation of $2 million for Personal Care for 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

2024 compared to 2023

Personal Care's sales increased in 2024 primarily due to higher volume partially offset by unfavorable pricing. Sales growth for Personal Care reflects improved demand in most regions for skin care and hair care. Personal Care’s globalization initiatives for biofunctionals and microbial protection also contributed to sales growth. As expected, oral care sales were adversely impacted by order timing with a key customer. Operating income and Adjusted EBITDA increased primarily due to higher volume, favorable product mix and foreign currency exchange, partially offset by higher cost including $11 million for a capital impairment charge and $2 million of accelerated depreciation for product line optimization activities associated with a manufacturing facility. The CMC portfolio optimization initiative had an approximate $7 million negative sales impact during the year. The performance impact for Avoca moderated near the end of the fiscal year.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Sales change
Price/mix	$(32)	$43
Divestiture	(3)	—
Volume	6	(155)
Foreign Currency	1	(7)
	$(28)	$(119)

The following table provides a reconciliation of the change in operating income for the Specialty Additives operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Operating income change
Costs	$(34)	$(71)
Price/mix	(9)	20
Divestiture	(1)	—
Volume	1	(41)
Foreign Currency	1	(1)
	$(42)	$(93)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2024, 2023 and 2022 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during 2024 included a $55 million charge for accelerated depreciation, $9 million of other plant optimization costs and $1 million related to environmental reserve adjustments within Specialty Additives, respectively. The key items during 2023 included a $4 million impairment charge associated with a manufacturing facility and $4 million related to environmental reserve adjustments within Specialty Additives, respectively. The key items during 2022 included $1 million related to environmental reserve adjustments within Specialty Additives.

				2024	2023
(In millions)	2024	2023	2022	change	change
Operating income (loss)	$(32)	$10	$103	$(42)	$(93)
Depreciation and amortization(a)	66	76	81	(10)	(5)
EBITDA	34	86	184	(52)	(98)
Accelerated depreciation	55	—	—	55	—
Other plant optimization costs	9	—	—	9	—
Asset impairment	—	4	—	(4)	4
Environmental reserve adjustments	1	4	1	(3)	3
Adjusted EBITDA	$99	$94	$185	$5	$(91)
Operating income as a percent of sales	-5.6%	1.7%	14.3%	-730 bps	-1260 bps
Adjusted EBITDA as a percent of sales	17.3%	15.7%	25.7%	160 bps	-1000 bps

(a)
Depreciation and amortization excludes accelerated depreciation of $55 million for Specialty Additives for 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

2024 compared to 2023

Specialty Additives' sales for 2024 decreased primarily due to unfavorable pricing, while operating income (loss) and Adjusted EBITDA decreased primarily due to higher costs, including $55 million of accelerated depreciation and $9 million of other costs for product line optimization activities associated with two Specialty Additives manufacturing facilities, and unfavorable price/mix partially offset by higher volume and favorable foreign currency exchange. The lower pricing was primarily in coatings with the largest impact related to China. The CMC and MC portfolio optimization initiatives had an approximate $11 million negative sales impact during the year.

2023 compared to 2022

Specialty Additives' sales, operating income (loss) and Adjusted EBITDA for 2023 decreased primarily due to lower volume, including the divestiture of a manufacturing facility, higher costs, and unfavorable foreign currency exchange, partially offset by favorable price/mix.

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

The following table provides a reconciliation of the change in sales for the Intermediates operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Sales change
Price/mix	$(34)	$(21)
Volume	(7)	(50)
Foreign Currency	—	—
	$(41)	$(71)

The following table provides a reconciliation of the change in operating income for the Intermediates operating segment between fiscal years 2024 and 2023 and between fiscal years 2023 and 2022.

(In millions)	2024 change	2023 change
Operating income change
Price/mix	$(27)	$(14)
Volume	(4)	(20)
Cost	10	(2)
Foreign Currency	—	(1)
	$(21)	$(37)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2024, 2023 and 2022 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the years ended September 30, 2024, 2023 and 2022.

				2024	2023
(In millions)	2024	2023	2022	change	change
Operating income	$29	$50	$87	$(21)	$(37)
Depreciation and amortization	13	13	13	—	—
EBITDA	42	63	100	(21)	(37)
None	—	—	—	—	—
Adjusted EBITDA	$42	$63	$100	$(21)	$(37)
Operating income as a percent of sales	20.1%	27.0%	34.0%	-690 bps	-700 bps
Adjusted EBITDA as a percent of sales	29.2%	34.1%	39.1%	-490 bps	-500 bps

2024 compared to 2023

Intermediates' sales, operating income and Adjusted EBITDA for 2024 decreased primarily due to unfavorable pricing and lower volume, partially offset by lower costs.

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

	Unallocated and Other
(In millions)	2024	2023	2022
Restructuring activities	$(30)	$(9)	$(14)
Environmental expenses	(43)	(49)	(51)
ICMS Brazil tax credit	—	12	—
Income (loss) on acquisitions and divestitures, net	(115)	6	42
Argentina currency devaluation impact	(5)	—	—
Other expenses (primarily governance and legacy expenses)	(71)	(72)	(91)
Total expense	$(264)	$(112)	$(114)

Unallocated and other recorded expense of $264 million, $112 million and $114 million for 2024, 2023 and 2022, respectively. The charges for restructuring activities of $30 million, $9 million and $14 million during 2024, 2023 and 2022, respectively, were primarily comprised of the following items:

•
$30 million, $9 million and $5 million of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during 2024, 2023 and 2022, respectively; and
•
$9 million of stranded divestiture costs during 2022.

The remaining items included: $43 million, $49 million and $51 million for environmental expenses in 2024, 2023 and 2022, respectively, expense of $5 million related to the devaluation of the currency in Argentina and loss of $115 million in 2024 (including a $107 million impairment charge and loss on sale associated with the Nutraceuticals business as well as a $7 million charge related to Nutraceutical VAT reserves) compared to income of $6 million and $42 million from acquisitions and divestitures in 2023 and 2022 related to excess corporate property sales, respectively, see income (loss) on acquisitions and divestitures, net caption review above for additional details, and income of $12 million for ICMS tax credits in Brazil in 2023 (see Note M for more information).

Other expenses between periods were driven by increases and decreases in governance and legacy expenses associated with foreign currency, deferred compensation, stock compensation and incentive compensation.

FINANCIAL POSITION

Liquidity

Ashland had $300 million in cash and cash equivalents as of September 30, 2024, of which $282 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional withholding taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash position and preserve financial flexibility. At September 30, 2024, Ashland has total remaining borrowing capacity of $596 million available under the Revolving Credit Facility and foreign Accounts Receivable Securitization Facility. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Program, respectively, as of September 30, 2024. Ashland has no maturities related to revolving credit facilities or bonds until fiscal 2027.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to the third party under this program. As of September 30, 2024, the program is in systems implementation phase and has not yet been offered to suppliers.

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

(In millions)	2024	2023	2022
Cash provided (used) by:
Operating activities from continuing operations	$462	$294	$193
Investing activities from continuing operations	(51)	(109)	(102)
Financing activities from continuing operations	(479)	(371)	(896)
Discontinued operations	(51)	(51)	1,252
Effect of currency exchange rate changes on cash and cash equivalents	2	8	(11)
Net increase (decrease) in cash and cash equivalents	$(117)	$(229)	$436

Ashland paid income taxes of $53 million during 2024 compared to $63 million in 2023 (of which $16 million related to discontinued operations) and $406 million in 2022 (of which $339 million related to discounted operations). Cash receipts for interest income were $10 million in 2024, $12 million in 2023, and $4 million in 2022, respectively, while cash payments for interest expense amounted to $52 million in 2024, $53 million in 2023 and $56 million in 2022.

Operating activities

The following discloses the cash flows associated with Ashland’s operating activities for 2024, 2023 and 2022, respectively.

(In millions)	2024	2023	2022
Cash flows provided (used) by operating activities from continuing operations
Net income	$169	$178	$927
Loss (income) from discontinued operations, net of income taxes	30	(10)	(746)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	274	243	241
Original issue discount and debt issuance cost amortization	6	6	7
Deferred income taxes	(302)	(32)	(35)
Gain from sales of property and equipment	—	(1)	—
Stock based compensation expense - Note O	15	22	18
Excess tax benefits on stock based compensation	—	2	1
Loss (income) from restricted investments	(74)	(43)	86
Loss (income) on acquisitions and divestitures, net - Notes B	107	(7)	(42)
Asset impairments	11	4	—
Pension contributions	(15)	(8)	(5)
Loss (gain) on pension and other postretirement plan remeasurements	14	(2)	(22)
Change in operating assets and liabilities(a)	227	(58)	(237)
Total cash flows provided by operating activities from continuing operations	$462	$294	$193

(a)
Excludes changes resulting from operations acquired or sold.

Cash flows provided by operating activities from continuing operations, a major source of Ashland’s liquidity, amounted to $462 million in 2024, $294 million in 2023 and $193 million in 2022.

Operating Activities - Operating Assets and Liabilities

The cash results during each year were primarily driven by net income, excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), income (loss) on acquisitions and divestitures, net as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.

The following details certain changes in key operating assets and liabilities for 2024, 2023 and 2022, respectively.

(In millions)	2024	2023	2022
Cash flows from assets and liabilities(a)
Accounts receivable	$96	$58	$(23)
Inventories	79	(7)	(141)
Trade and other payables	56	(112)	34
Other assets and liabilities	(4)	3	(107)
Change in operating assets and liabilities	$227	$(58)	$(237)

(a)
Excludes changes resulting from operations acquired or sold.

Changes in net working capital accounted for inflows of $231 million in 2024, outflows of $61 million in 2023 and $130 million in 2022, and were driven by the following:

•
Accounts receivable – Changes in accounts receivable resulted in inflows of $96 million and $58 million, and outflows of $23 million in 2024, 2023 and 2022, respectively. The U.S. Accounts Receivable Sales Program contributed to inflows of $1 million, outflows of $40 million, and inflows of $17 million in 2024, 2023 and 2022, respectively. The Foreign Accounts Receivable Sales Program contributed to inflows of $104 million in 2024. Sales volumes in each period and activity from the U.S. and Foreign Accounts Receivable Sales Program were the main drivers of changes between periods.
•
Inventory – Changes in inventory resulted in cash inflows of $79 million in 2024, outflows of $7 million in 2023 and outflows of $141 million in 2022 and were primarily driven by inventory production levels and volumes. Additionally, 2022 was impacted by cost inflation and management efforts to rebuild inventory levels globally in response to global supply-chain challenges.
•
Trade and other payables – Changes in trade and other payables resulted in cash inflows of $56 million in 2024, cash outflows of $112 million in 2023, and cash inflows of $34 million in 2022, respectively, and primarily related to the timing of certain payments, most notably incentive plan payments in 2023 for fiscal year 2022.

The remaining cash outflows of $4 million, inflows of $3 million, and outflows of $107 million in 2024, 2023 and 2022, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities such as payments associated with environmental remediation.

Operating Activities - Other

Operating cash flows for 2024 included income from continuing operations of $199 million and significant non-cash adjustments of $274 million for depreciation and amortization, $15 million for stock-based compensation expense, $74 million of gains from restricted investments, $14 million loss on pension and other postretirement plan remeasurements, $302 million for deferred taxes, and $107 million of loss on acquisitions and divestitures, net.

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

Investing activities

The following discloses the cash flows associated with Ashland’s investing activities for 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(137)	$(170)	$(113)
Proceeds from disposal of property, plant and equipment	—	11	51
Proceeds from sale or restructuring of operations	26	—	—
Proceeds from settlement of company-owned life insurance contracts	1	6	3
Company-owned life insurance payments	(5)	(5)	(4)
Funds restricted for specific transactions	(5)	(9)	(74)
Reimbursement from restricted investments	79	58	35
Proceeds from sale of securities	53	47	87
Purchase of securities	(53)	(47)	(87)
Other investing cash flows	(10)	—	—
Total cash flows used by investing activities from continuing operations	$(51)	$(109)	$(102)

Cash used by investing activities was $51 million in 2024 compared to $109 million and $102 million in 2023 and 2022, respectively. The significant cash investing activities for the current year primarily related to cash outflows of $137 million for capital expenditures, $10 million for lease asset acquisition and $5 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $26 million from the sale of the Nutraceuticals business and reimbursements of $79 million from the restricted renewable annual investment trusts.

The significant cash investing activities for 2023 primarily related to cash outflows of $170 million for capital expenditures and $9 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $11 million from the disposal of excess corporate property, which were used to provide additional funding to the environmental trust, and reimbursements of $58 million from the restricted renewable annual investment trusts.

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

Financing activities

The following discloses the cash flows associated with Ashland’s financing activities for 2024, 2023 and 2022, respectively.

(In millions)	2024	2023	2022
Cash flows provided (used) by financing activities from continuing operations
Repayment of long-term debt	—	—	(250)
Proceeds from (repayment of) short-term debt	(16)	16	(365)
Repurchase of common stock	(380)	(300)	(200)
Debt issuance costs	—	—	(2)
Cash dividends paid	(78)	(76)	(70)
Stock based compensation employee withholding taxes paid in cash	(5)	(11)	(9)
Total cash flows used by financing activities from continuing operations	$(479)	$(371)	$(896)

Cash used by financing activities was $479 million for 2024, $371 million for 2023, and $896 million for 2022. Significant cash financing activities for 2024 included outflows of $380 million for common stock repurchases, short-term debt repayment of $16 million, and cash dividends paid of $1.58 per share, for a total of $78 million. See Note N for additional information.

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

Cash provided (used) by discontinued operations

The following discloses the cash flows associated with Ashland’s discontinued operations for 2024, 2023 and 2022, respectively.

(In millions)	2024	2023	2022
Cash provided (used) by discontinued operations
Operating cash flows	$(51)	$(51)	$(406)
Investing cash flows	—	—	1,658
Total cash provided (used) by discontinued operations	$(51)	$(51)	$1,252

Cash flows for discontinued operations in 2024, 2023 and 2022 primarily related to cash outflows of $4 million related to cash taxes paid, $39 million and $6 million related to asbestos and environmental payments, respectively, $2 million related to insurance payments partially offset by cash inflows of $2 million related to Valvoline in 2024; outflows of $16 million related to cash taxes paid partially offset by cash inflows of $15 million related to Valvoline in 2023; inflows of $1.3 billion (which includes net proceeds from the completed sale of the Performance Adhesives business segment of $1.7 billion in 2022) related to the divestiture of the Performance Adhesives business segment including $339 million in cash tax payments associated with the transaction in 2022. The remaining cash flows for discontinued operations for these years related to other previously divested businesses, including net payments of asbestos and environmental liabilities related to those divested businesses.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	September 30
(In millions)	2024	2023	2022
Total cash flows provided by operating activities from continuing operations	$462	$294	$193
Less:
Additions to property, plant and equipment	(137)	(170)	(113)
Free Cash Flow	325	124	80
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	(1)	40	(17)
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	(104)	—	—
Restructuring-related payments(c)	14	8	10
Environmental and related litigation payments(d)	36	45	54
Ongoing Free Cash Flow	$270	$217	$127

Net Income	169	178	927
Adjusted EBITDA(e)	459	459	590

Operating Cash Flow Conversion(f)	273%	165%	21%
Ongoing Free Cash Flow Conversion(g)	59%	47%	22%

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
(g)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $705 million and $1,050 million as of September 30, 2024 and September 30, 2023, respectively. The $345 million decrease in working capital was driven by a reduction in cash and cash equivalents, primarily associated with repurchases of common stock and lower trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities), including sales of foreign accounts receivables under the new Foreign Accounts Receivable Sales Program, partially offset by an increase in refundable income taxes. The $53 million increase in Ongoing Free Cash Flows between periods was primarily a result of reduced trade working capital compared to the prior year. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 111% and 166% of current liabilities (excluding current liabilities held for sale) as of September 30, 2024 and September 30, 2023, respectively.

The following summary reflects Ashland’s cash, investment securities and unused borrowing capacity as of September 30, 2024, 2023 and 2022.

	September 30
(In millions)	2024	2023	2022
Cash and investment securities
Cash and cash equivalents	$300	$417	$646
Restricted investments(a)	368	367	374

Unused borrowing capacity
Revolving credit facility	$596	$594	$581
2018 accounts receivable securitization (foreign)	NA	104	99
U.S Accounts Receivable Sales Program	—	—	—
Foreign Accounts Receivable Sales Program	—	—	—

(a)
Includes $248 million, $243 million and $245 million related to the Asbestos trust and $120 million, $124 million and $129 million related to the Environmental trust as of September 30, 2024, 2023 and 2022 respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at September 30, 2024. In total, Ashland’s available liquidity position, which includes cash, the revolving credit facility, and accounts receivable securitization facilities, was $896 million at September 30, 2024 as compared to $1,115 million at September 30, 2023 and $1,326 million at September 30, 2022. Ashland had zero available liquidity under the U.S. and Foreign Accounts Receivable Sales Program, respectively, as of September 30, 2024. Ashland also maintained $368 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of September 30, 2024 and 2023.

	September 30
(In millions)	2024	2023
Short-term debt	$—	$16
Long-term debt (less debt issuance cost discounts)(a)	1,349	1,314
Total debt	$1,349	$1,330

(a)
Includes $12 million and $13 million of debt issuance cost discounts as of September 30, 2024 and 2023, respectively. The current portion of long-term debt was zero for both September 30, 2024 and 2023.

Ashland continues to maintain the 2022 Credit Agreement which provides for a $600 million five-year revolving credit facility. Proceeds of borrowings under the 2022 Revolving Credit Facility provide ongoing working capital and are used for other general corporate purposes.

Debt as a percent of capital employed was 32% at September 30, 2024 and 30% at September 30, 2023. At September 30, 2024, Ashland’s total debt had an outstanding principal balance of $1,390 million, discounts of $29 million and debt issuance costs of $12 million. Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 2 years, $4 million due in fiscal 2027 and $558 million due in fiscal 2028.

Credit Agreements and Refinancing

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

As a result of the amendment of the 2020 Credit Agreement, Ashland recognized a $1 million charge for accelerated amortization of previously capitalized debt issuance costs during 2022, which is included in the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland also incurred $2 million of new debt issuance costs in connection with the 2022 Credit Agreement, of which $1 million was expensed immediately during 2022 within the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). The remaining balance is amortized using the straight-line method.

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

Debt repayments and repurchases

Cash repatriation

During 2024 and 2023, Ashland repatriated approximately $305 million and $92 million, respectively, in cash.

2022 Debt repayments and repurchases

2020 Credit Agreement

During 2022, Ashland prepaid its Term loan A principal balance of $250 million.

Other Debt

During 2022, Ashland repaid the outstanding balance on its European short-term loan facility for $23 million.

Accounts receivable facilities and off-balance sheet arrangements

U.S. accounts receivable sales program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity and consolidated Ashland subsidiary (SPE) entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. On April 14, 2023, Ashland entered into Second and Third Amendments associated with this current program, whereby the scheduled termination date was extended to April 14, 2025 and the buyer's limits were reduced to allow for transfer of whole receivables up to a limit set at $115 million between February and October of each year and up to $100 million all other times. On September 13, 2024, Ashland entered into a Fourth Amendment associated with this current program, whereby the scheduled termination date was extended to September 11, 2026 and the buyer's limits were reduced to allow for transfer of whole receivables up to a limit set at $80 million between September 13, 2024 to (and including) December 31, 2024 and up to $70 million from January 1, 2025 through the termination date of the agreement. Ashland’s continuing involvement is limited to servicing the receivables, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

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

Ashland recognized a $3 million, a $3 million and a $1 million loss within the Statements of Consolidated Comprehensive Income (Loss) for 2024, 2023 and 2022, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $71 million of sales against the buyer’s limit, which was $71 million at September 30, 2024, compared to $86 million of sales against the buyer's limit, which was $86 million at September 30, 2023. Ashland transferred $85 million and $106 million in receivables to the SPE as of September 30, 2024 and 2023, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2024 and 2023 of less than $1 million. As of September 30, 2024 and 2023, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $323 million and $217 million, respectively, of which $322 million and $241 million were collected by Ashland in our capacity as a servicer of the receivables and remitted to the buyer. The difference between receivables transferred and derecognized versus collected of $1 million and $24 million for the periods ended September 30, 2024 and 2023, respectively, represents the impact of a net increase and a net reduction in account receivable sales volume during each year.

2018 foreign accounts receivable securitization

In October 2023, Ashland terminated its 2018 Foreign Accounts Receivable Securitization Facility. The program had no outstanding borrowings at its termination. This program did not meet criteria for sale accounting and was reported as secured borrowing under ASC 860. At September 30, 2023, the outstanding amount of accounts receivable transferred by Ashland to the purchaser was $124 million. The weighted-average interest rate for this instrument was 0.5% for 2023.

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

Through September 30, 2024, Ashland has sold $104 million in receivables under this agreement. Accordingly, Ashland recognized a loss of $3 million within the net interest and other expense (income) caption of the Statements of Consolidated Income (Loss) for the twelve months ended September 30, 2024. Ashland recorded $104 million in sales and gross proceeds received against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $155 million in receivables to the SPE as of September 30, 2024. Ashland recorded less than $1 million in liabilities related to its service obligations and limited guarantee as of September 30, 2024.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan under this program. As of September 30, 2024, the program has not yet been offered to suppliers for utilization.

Other debt

At September 30, 2024 and 2023, Ashland held other debt totaling $71 million and $83 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the $600 million 2022 Revolving Credit Facility was $596 million due to a reduction of $4 million for letters of credit outstanding at September 30, 2024. Ashland's total borrowing capacity at September 30, 2024 was $596 million.

Additionally, Ashland has no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Program.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2024, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled in the "Use of non-GAAP measures" section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.3.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2024, Ashland’s calculation of the consolidated interest coverage ratio was 7.8.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.4x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated net leverage ratio by approximately 0.2x.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of September 30, 2024, both Moody’s Investor Services and Standard & Poor’s outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

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

Ashland expects the following material cash funding requirements from known contractual obligations at September 30, 2024:

		Less than	More than
(In millions)	Total	1 year	1 year
Material Cash Funding Requirements Contractual obligations
Raw material and service contract purchase obligations(a)	$224	$69	$155
Employee benefit obligations(b)	70	14	56
Operating lease obligations(c)	159	23	136
Interest payments(d)	553	58	495
Unrecognized tax benefits(e)	65	2	63
One-time transition tax(f)	29	13	16
Total contractual obligations	$1,100	$179	$921

Other commitments
Letters of credit(g)	$47	$47	$—

(a)
Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2024 as well as projected benefit payments through 2031 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note L of the Notes to Consolidated Financial Statements for additional information.
(c)
Includes leases for office buildings, transportation equipment, warehouses and storage facilities and other equipment. For further information, see Note J of the Notes to Consolidated Financial Statements.
(d)
Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2024.
(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 1 year” column.
(f)
As a result of the Tax Act enacted during fiscal year 2017, Ashland has currently recorded a $29 million liability for the one-time transition tax. This liability will be payable over two years.
(g)
Ashland issues various types of letters of credit as part of its normal course of business.

Total Equity

Total equity was $2,868 million and $3,097 million at September 30, 2024 and September 30, 2023, respectively. During 2024, there were increases of $169 million for net income, $54 million for deferred translation gains, $9 million for common shares issued under stock incentive plans, and $1 million increase for unrealized gains on commodity hedges. The increases were more than offset by decreases of $79 million for dividends paid during 2024, and $383 million for repurchases of common stock (which includes $3 million in excise tax on stock repurchases).

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. In 2022, the 2022 Stock Repurchase Program replaced and terminated the 2018 $1 billion share repurchase program, which had $150 million outstanding at its date of termination on May 22, 2022. As of September 30, 2024, $620 million remained available for repurchase under the 2023 Repurchase Program.

The following table provides the stock repurchase activity for fiscal years 2024, 2023, and 2022:

(In millions, except per share amounts)	2024	2023	2022
Number of shares repurchased	4.30	3.10	2.85
Weighted-average price per share(a)	$88.70	$97.33	$70.09
Aggregate purchase price(a)	$380	$300	$200
Program	2023 Stock Repurchase Program	2022 Stock Repurchase Program	2018 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid dividends per common share of $1.58, $1.44 and $1.27 during 2024, 2023 and 2022, respectively.

In May 2024, the Board of Directors of Ashland announced a quarterly cash dividend of 40.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 38.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2024.

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

Capital expenditures

Capital expenditures were $137 million for 2024 and averaged $140 million during the last three years. Ashland expects capital expenditures over the next three years to average approximately $123 million per year. A summary of capital expenditures by reportable segment during 2024, 2023 and 2022 follow.

(In millions)	2024	2023	2022
Life Sciences	$61	$46	$28
Personal Care	11	20	14
Specialty Additives	61	99	61
Intermediates	2	3	7
Unallocated and Other	2	2	3
Total capital expenditures	$137	$170	$113

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of the end of the last two years is as follows.

(In millions)	2024	2023
Capital employed(a)
Life Sciences	$1,696	$1,807
Personal Care	882	943
Specialty Additives	1,351	1,421
Intermediates	101	116

(a)
Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $1,162 million and $1,190 million as of September 30, 2024 and 2023, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion and analysis of recently issued accounting pronouncements and its impact on Ashland, see Note A of the Notes to Consolidated Financial Statements.

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

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2024, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated. See Note N of the Notes to Consolidated Financial Statements for additional information.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $221 million at September 30, 2024 compared to $214 million at September 30, 2023 of which $164 million at September 30, 2024 and $165 million at September 30, 2023 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2024 and 2023, Ashland’s recorded receivable for these probable insurance recoveries was $13 million and $17 million, respectively, of which $11 million and $15 million was classified in other noncurrent assets in the respective Consolidated Balance Sheets.

During 2024, 2023 and 2022, Ashland recognized $54 million, $56 million and $66 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $485 million. The largest reserve for any site is 21% of the remediation reserve as of September 30, 2024.

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs, Ashland has retained third party actuarial experts Gnarus Advisors, LLC ("Gnarus"). The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss). See Note M of the Notes to Consolidated Financial Statements for additional information.

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

During the most recent update completed during 2024, it was determined that the liability for Ashland asbestos-related claims should be increased by $24 million. Total reserves for asbestos claims were $274 million at September 30, 2024 compared to $281 million at September 30, 2023.

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

At September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $97 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $95 million at September 30, 2023. During 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $11 million increase in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate completed during 2024, it was determined that the liability for Hercules asbestos-related claims should be increased by $14 million. Total reserves for asbestos claims were $185 million at September 30, 2024 compared to $191 million at September 30, 2023.

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

As of September 30, 2024 and 2023, the receivables from insurers amounted to $50 million and $47 million, respectively. During 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $6 million increase in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $410 million for the Ashland asbestos-related litigation (current reserve of $274 million) and approximately $276 million for the Hercules asbestos-related litigation (current reserve of $185 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

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

Ashland performed its annual goodwill impairment using the quantitative approach as of July 1, 2024, and concluded that all reporting units had fair values in excess of its respective carrying amounts. The fair values of Life Sciences, Personal Care, and Specialty Additives exceeded their carrying values by 15%, 82%, and 22%, respectively. The Intermediates reporting unit has no associated goodwill. Ashland concluded there was no impairment as of July 1, 2024. Ashland compared the total fair values of the reporting units to Ashland’s market capitalization at July 1, 2024, to determine if the fair values are reasonable. Ashland's market capitalization exceeded the aggregate fair value of each reporting unit at the annual assessment date by approximately 10%. A discount of 10% implies a high level of conservatism in Ashland's impairment assessment as recent comparable market transactions would imply control premiums of approximately 20% at the median (i.e., the premium of an offer price over the closing stock price immediately preceding an announced transaction).

Assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the weighted-average cost of capital. Ashland performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and weighted average cost of capital estimates. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 11.25% and 12.50%, and terminal growth rate, ranging between 2.0% and 4.0% depending on the reporting unit. Based on sensitivity analysis performed on two key assumptions in the discounted cash flow model at July 1, 2024, a 1% decrease in the long-term growth factor assumption or a 1% increase in the weighted average cost of capital assumption across each of Ashland’s reporting units would not have resulted in a fair value below the respective reporting units carrying value. For further information, see Note G of Notes to the Consolidated Financial Statements.

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

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2024, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. While inflation rose significantly during 2022, it began to gradually decrease in fiscal 2023 and fiscal 2024. See Item 1A - Risk Factors for additional information.

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

OUTLOOK

Portfolio-optimization actions

Ashland is taking the following actions to offset the impact of portfolio optimization and to further strengthen the company’s core:

•
Reviewing strategic alternatives for Avoca business line;
•
Completed a share buyback program of $150 million to offset the annual adjusted earnings per share impact from the divestiture of nutraceuticals and the potential future exit of Avoca;
•
Initiation of $30 million restructuring plan to offset impact from the nutraceuticals sale and other portfolio optimization actions, with 50 percent realization in fiscal year 2025 and 50 percent in fiscal year 2026;
•
Advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen the competitive position of HEC and VP&D which is expected to generate pre-tax savings of $60 million once fully achieved, including savings of $5 million in fiscal year 2025.

Financial Outlook

For fiscal year 2025, Ashland’s outlook is based on the following assumptions:

•
Continued geopolitical and economic uncertainty results in lower overall growth in most regions;
•
China’s economy will remain challenged for the fiscal year, especially the property market;
•
Increased competitive intensity in China and several export markets result in volume growth being partially offset by additional price erosion;
•
+$45 million in improved first-half absorption when compared to inventory actions in fiscal 2024;
•
+$20 million in realized cost reduction actions;
•
Generally stable raw material environment;
•
($30) million from reduced earnings and stranded costs from our nutraceuticals sale and other portfolio optimization actions;
•
($20) million in negative price carryover from fiscal year 2024;
•
For Avoca, Ashland exited an unprofitable tolling operation and will sell or close the remaining sclareolide business; ($15) million year-over-year EBITDA erosion; and
•
($10) million in variable incentive reset.

For fiscal year 2025, Ashland expects sales to be in the range of $1.90 billion to $2.05 billion, and Adjusted EBITDA to be in the range of $430 million to $470 million.

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

As of September 30, 2024 and 2023, Ashland had not identified any significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments would be largely offset by gains resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. Ashland did not have any significant open hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2024.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Audit Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls. The report of Ashland’s Audit Committee can be found in Ashland’s Proxy for its 2025 Annual Meeting.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2024. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and Consolidated Subsidiaries as of and for the year ended September 30, 2024, and the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2024. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

/s/ Guillermo Novo

Guillermo Novo

Chair of the Board and Chief Executive Officer

/s/ J. Kevin Willis

J. Kevin Willis

Senior Vice President and Chief Financial Officer

November 18, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ashland Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Ashland Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

November 18, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ashland Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2024 and 2023, the related statements of consolidated comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2024 expressed an unqualified opinion thereon.

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

Valuation of Environmental Remediation Reserves

Description of the Matter

At September 30, 2024, the reserves for environmental remediation amounted to $221 million. As discussed within Note M of the consolidated financial statements, the reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable and probable of being incurred, without regard to any third-party recoveries. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues.

Auditing the environmental remediation reserve was complex due to inherent uncertainties that affect Ashland’s ability to estimate probable costs. Such uncertainties include the nature and extent of contamination at each site, and the nature and extent of required cleanup efforts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over Ashland’s environmental remediation reserves process. For example, we tested controls over the Company’s annual reserve setting training process, management’s monitoring of sites, and management’s development of the environmental reserve estimates. We also tested management’s controls over the completeness and accuracy of the underlying data used in the reserve estimates.

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

Valuation of Asbestos Litigation Reserves

Description of the Matter

At September 30, 2024, the reserves for asbestos litigation amounted to $459 million. As discussed within Note M of the consolidated financial statements, Ashland has liabilities from claims alleging personal injury caused by exposure to asbestos. Ashland retained third-party actuarial experts to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by the actuarial experts to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense costs. Further, the claim experience identified is compared to the results of previously conducted third-party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Using that information, the Company estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs using the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of the Company’s third-party actuarial experts.

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

Grandview Heights, Ohio

November 18, 2024

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

Years Ended September 30

(In millions except per share data)	2024	2023	2022
Sales	$2,113	$2,191	$2,391
Cost of sales	1,495	1,523	1,561
Gross profit	618	668	830

Selling, general and administrative expense	404	365	393
Research and development expense	55	51	55
Intangibles amortization expense - Note G	76	93	94
Equity and other income	6	7	3
Income (loss) on acquisitions and divestitures, net - Note B	(115)	6	42
Operating income (loss)	(26)	172	333

Net interest and other expense (income) - Note H	(24)	6	149
Other net periodic benefit loss (income) - Note L	22	6	(22)
Income (loss) from continuing operations before income taxes	(24)	160	206
Income tax expense (benefit) - Note K	(223)	(8)	25
Income from continuing operations	199	168	181
Income (loss) from discontinued operations, net of income taxes - Note C	(30)	10	746
Net income	$169	$178	$927

PER SHARE DATA - NOTE A
Basic earnings per share
Income from continuing operations	$3.99	$3.18	$3.26
Income (loss) from discontinued operations	(0.59)	0.18	13.45
Net income	$3.40	$3.36	$16.71

Diluted earnings per share
Income from continuing operations	$3.95	$3.13	$3.20
Income (loss) from discontinued operations	(0.59)	0.18	13.21
Net income	$3.36	$3.31	$16.41

COMPREHENSIVE INCOME
Net income	$169	$178	$927
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	54	72	(197)
Unrealized gain (loss) on commodity hedges	1	(6)	(1)
Pension and postretirement obligation adjustment	—	—	1
Other comprehensive income (loss)	55	66	(197)
Comprehensive income	$224	$244	$730

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

At September 30

(In millions)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$300	$417
Accounts receivable(a) - Notes A and H	243	338
Inventories - Note A	545	626
Other assets	107	125
Total current assets	1,195	1,506
Noncurrent assets
Property, plant and equipment - Note F
Cost	3,316	3,211
Accumulated depreciation	2,013	1,838
Net property, plant and equipment	1,303	1,373
Goodwill - Note G	1,381	1,362
Intangibles - Note G	751	886
Operating lease assets, net - Note J	114	122
Restricted investments - Note E	295	290
Asbestos insurance receivable(b) - Notes A and M	132	127
Deferred income taxes - Note K	210	22
Other assets - Note I	264	251
Total noncurrent assets	4,450	4,433
Total assets	$5,645	$5,939

LIABILITIES AND EQUITY
Current liabilities
Short-term debt - Note H	$—	$16
Trade and other payables	214	210
Accrued expenses and other liabilities	256	208
Current operating lease obligations - Note J	20	22
Total current liabilities	490	456
Noncurrent liabilities
Long-term debt - Note H	1,349	1,314
Asbestos litigation reserve - Note M	414	427
Deferred income taxes - Note K	29	148
Employee benefit obligations - Note L	110	100
Operating lease obligations - Note J	99	106
Other liabilities - Note I	286	291
Total noncurrent liabilities	2,287	2,386
Commitments and contingencies - Notes J and M
Equity - Notes N and O
Common stock, par value $.01 per share, 200 million shares authorized	1	1
Issued 47 million and 51 million shares in 2024 and 2023
Paid-in capital	—	4
Retained earnings	3,315	3,595
Accumulated other comprehensive loss	(448)	(503)
Total equity	2,868	3,097
Total liabilities and equity	$5,645	$5,939

(a)
Accounts receivable includes an allowance for credit losses of $2 million and $3 million at September 30, 2024 and 2023, respectively.
(b)
Asbestos insurance receivable includes an allowance for credit losses of $2 million at both September 30, 2024 and 2023.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	income (loss)(a)	Total
Balance at September 30, 2021	$1	$327	$2,796	$(372)	$2,752
Total comprehensive income
Net income			927		927
Other comprehensive income				(197)	(197)
Dividends, $1.27 per common share			(70)		(70)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)		8			8
Repurchase of common stock(d)		(200)			(200)
Balance at September 30, 2022	1	135	3,653	(569)	3,220
Total comprehensive income (loss)
Net income			178		178
Other comprehensive loss				66	66
Dividends, $1.44 per common share			(76)		(76)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)		12			12
Repurchase of common stock(d)(e)		(143)	(160)		(303)
Balance at September 30, 2023	1	4	3,595	(503)	3,097
Total comprehensive income
Net income			169		169
Other comprehensive income				55	55
Dividends, $1.58 per common share			(79)		(79)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)		9			9
Repurchase of common stock(d)(e)		(13)	(370)		(383)
Balance at September 30, 2024	$1	$—	$3,315	$(448)	$2,868

(a)
At September 30, 2024 and 2023, the net of tax accumulated other comprehensive loss of $448 million and $503 million, respectively, was comprised of net unrealized translation losses of $445 million and $499 million, respectively, unrecognized prior service costs as a result of certain employee benefit plan amendments of $1 million and $1 million, respectively, and net unrealized losses on commodity hedges of $2 million and $3 million, respectively.
(b)
Includes a benefit of $5 million, $11 million and $9 million for stock based compensation employee withholding taxes paid in cash for 2024, 2023 and 2022, respectively,
(c)
Common shares issued were 137,799, 193,767, and 168,270 for 2024, 2023 and 2022, respectively.
(d)
Common shares repurchased were 4,285,194, 3,082,928, and 2,853,312 for 2024, 2023 and 2022, respectively.
(e)
Includes $3 million of accrued excise taxes on stock repurchases for 2024 and 2023.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Cash Flows

Years Ended September 30

(In millions)	2024	2023	2022
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income	$169	$178	$927
Loss (income) from discontinued operations, net of income taxes	30	(10)	(746)
Adjustments to reconcile income from continuing operations to cash flows from operating activities
Depreciation and amortization	274	243	241
Original issue discount and debt issuance cost amortization	6	6	7
Deferred income taxes	(302)	(32)	(35)
Gain from sales of property and equipment	—	(1)	—
Stock based compensation expense - Note O	15	22	18
Excess tax benefits on stock based compensation	—	2	1
Loss (income) from restricted investments	(74)	(43)	86
Loss (income) on acquisitions and divestitures, net - Notes B	107	(7)	(42)
Asset impairments	11	4	—
Pension contributions	(15)	(8)	(5)
Loss (gain) on pension and other postretirement plan remeasurements	14	(2)	(22)
Change in operating assets and liabilities(a)	227	(58)	(237)
Total cash flows provided by operating activities from continuing operations	462	294	193
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(137)	(170)	(113)
Proceeds from disposal of property, plant and equipment	—	11	51
Proceeds from sale or restructuring of operations	26	—	—
Proceeds from settlement of company-owned life insurance contracts	1	6	3
Company-owned life insurance payments	(5)	(5)	(4)
Funds restricted for specific transactions	(5)	(9)	(74)
Reimbursement from restricted investments	79	58	35
Proceeds from sale of securities	53	47	87
Purchase of securities	(53)	(47)	(87)
Other investing cash flows	(10)	—	—
Total cash flows used by investing activities from continuing operations	(51)	(109)	(102)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repayment of long-term debt	—	—	(250)
Proceeds from (repayment of) short-term debt	(16)	16	(365)
Repurchase of common stock	(380)	(300)	(200)
Debt issuance costs	—	—	(2)
Cash dividends paid	(78)	(76)	(70)
Stock based compensation employee withholding taxes paid in cash	(5)	(11)	(9)
Total cash flows used by financing activities from continuing operations	(479)	(371)	(896)
CASH USED BY CONTINUING OPERATIONS	(68)	(186)	(805)
Cash provided (used) by discontinued operations
Operating cash flows	(51)	(51)	(406)
Investing cash flows	—	—	1,658
Total cash provided (used) by discontinued operations	(51)	(51)	1,252
Effect of currency exchange rate changes on cash and cash equivalents	2	8	(11)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117)	(229)	436
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	417	646	210
CASH AND CASH EQUIVALENTS - END OF YEAR	$300	$417	$646
CHANGES IN ASSETS AND LIABILITIES(a)
Accounts receivable	$96	$58	$(23)
Inventories	79	(7)	(141)
Trade and other payables	56	(112)	34
Other assets and liabilities	(4)	3	(107)
CHANGE IN OPERATING ASSETS AND LIABILITIES	$227	$(58)	$(237)
SUPPLEMENTAL DISCLOSURES
Interest paid	$52	$53	$56
Income taxes paid (including discontinued operations)	53	63	406

(a) Excludes changes resulting from operations acquired or sold.

See Notes to Consolidated Financial Statements.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. The Consolidated Financial Statements include the accounts of Ashland Inc. ("Ashland") and its majority owned subsidiaries and, when applicable, entities for which Ashland has a controlling financial interest or is the primary beneficiary. Investments in joint ventures and 20% to 50% owned affiliates where Ashland has the ability to exert significant influence are accounted for under the equity method. Ashland had no significant equity method investments for any of the periods presented. All intercompany transactions and balances have been eliminated.

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

Allowance for credit losses on accounts receivable

Ashland records an allowance for credit losses using the expected credit loss model. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. No significant credit losses were incurred in 2024, 2023 and 2022.

A progression of activity in the allowance for credit losses is presented in the following table.

(In millions)	2024	2023	2022
Allowance for credit losses - beginning of year	$3	$4	$3
Adjustments to allowances for credit losses(a)	—	1	2
Reserves utilized	(1)	(2)	(1)
Allowance for credit losses - end of year	$2	$3	$4

(a)
Adjustments to allowances for credit loses were less than $1 million for fiscal 2024.

Inventories

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following summarizes Ashland’s inventories as of the Consolidated Balance Sheet dates.

(In millions)	2024	2023
Finished products	$372	$390
Raw materials, supplies and work in process	173	236
	$545	$626

A progression of activity in the inventory reserves for obsolete and slow moving inventories, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table.

(In millions)	2024	2023	2022
Inventory reserves - beginning of year	$21	$13	$13
Adjustments to inventory reserves	1	11	3
Reserves utilized	(4)	(3)	(3)
Inventory reserves - end of year	$18	$21	$13

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

Restricted investments

During 2015, Ashland placed $335 million of insurance proceeds into a renewable annual trust for asbestos (Asbestos trust) that Ashland determined is restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. As of September 30, 2024 and 2023, the funds within the Asbestos trust had a balance of $248 million and $243 million, respectively, and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $36 million and $37 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.

During 2021, Ashland established a renewable annual trust for environmental remediation (Environmental trust) that Ashland determined is restricted for ongoing and future environmental remediation and related litigation costs. As of September 30, 2024 and 2023, the funds within the Environmental trust had a balance of $120 million and $124 million, respectively, and were primarily invested in public equity, U.S. government bonds and investment grade corporate bond investments with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $37 million and $40 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.

The funds within these trusts are classified as investment securities reported at fair value. Interest income and gains and losses (realized and unrealized) on the investment securities are reported in the net interest and other expense (income) caption in the Statements of Consolidated Comprehensive Income (Loss). See Note E for additional information regarding the fair value of these investments within the trusts.

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

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs. Advertising costs ($1 million in 2024, $2 million in 2023 and $2 million in 2022) and research and development costs ($55 million in 2024, $51 million in 2023 and $55 million in 2022) are expensed as incurred.

Income taxes

Ashland is subject to income taxes in the United States and numerous foreign jurisdictions. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Ashland recognizes the income tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. Ashland evaluates and adjusts these accruals based on changing facts and circumstances. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Taxes due on Global Intangible Low-Taxed Income ("GILTI") inclusions in U.S. are recognized as a current period expense when incurred. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. In the event that the actual outcome of tax consequences differs from Ashland’s estimates and assumptions due to changes or future events such as tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, the resulting change to the provision for income taxes could have a material effect on the Statements of Consolidated Comprehensive Income (Loss) and Consolidated Balance Sheets. For additional information on income taxes, see Note K.

The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules under which multi-national entities would pay a minimum level of tax. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to effectuate the new rules. In addition, several non-EU countries have proposed and/or adopted legislation consistent with the global minimum tax framework. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain. Based on current legislation and available guidance, these rules will be effective for Ashland in its fiscal year beginning October 1, 2024. Ashland plans to treat the Pillar Two global minimum tax as a period cost. Currently, Ashland expects these Pillar Two minimum tax rules will result in an increase in Ashland’s effective tax rate, but the overall impact will not have a material impact on Ashland’s financial condition, results of operations, or cash flows in the fiscal year ending September 30, 2025.

A progression of activity in the tax valuation allowances is presented in the following table.

(In millions)	2024	2023	2022
Tax valuation allowances - beginning of year	$56	$56	$74
Adjustments to valuation allowances	5	(1)	(19)
Reserves utilized	3	1	1
Tax valuation allowances - end of year	$64	$56	$56

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley") and the acquisition of Hercules in November 2008. Although Riley, a former subsidiary, was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. Hercules, an indirect wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products sold by one of Hercules’ former subsidiaries to a limited industrial market.

Ashland retained Gnarus Advisors LLC ("Gnarus") to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used to project future asbestos costs is based largely on Ashland’s recent experience, including claim-filing and settlement rates, disease mix, open claims, and litigation defense. Ashland’s claim experience is compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs using the results of a non-inflated, non-discounted approximate 40-year model. For additional information on asbestos-related litigation, see Note M.

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

Pension and other postretirement benefits

The funded status of Ashland’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at September 30, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The measurement of the benefit obligation is based on Ashland’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require judgment, including, but not limited to, estimates of discount rates, rate of compensation increases, interest rates and mortality rates. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. For additional information regarding plan assumptions and the current financial position of the pension and other postretirement plans, see Note L.

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

During 2024, following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a $5 million currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Earnings per share

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Earnings per share are reported under the treasury stock method. Stock Appreciation Rights ("SARs") and warrants for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of earnings per share from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was 1.2 million for 2024, 2023 and 2022. The majority of these shares are for warrants with a strike price of $128.66.

(In millions except per share data)	2024	2023	2022
Numerator
Numerator for basic and diluted EPS - Income from continuing operations, net of tax	$199	$168	$181
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	49	53	55
Share based awards convertible to common shares	1	1	1
Denominator for diluted EPS - Adjusted weighted - average shares and assumed conversions	50	54	56
EPS from continuing operations
Basic	$3.99	$3.18	$3.26
Diluted	$3.95	$3.13	$3.20

Other accounting pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU was issued to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures." The ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.

In October 2023, the FASB issued ASU No. 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The amendments in this ASU represent changes to clarify or improve disclosures and presentation requirements of a variety of topics by aligning them with the SEC's regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the Ashland's Consolidated Financial Statements.

In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The ASU was issued to provide an update on ASU 2020-04 and ASU 2021-01 that were issued in March 2020 and January 2021, respectively, which provided practical expedients simplifying the U.S. GAAP treatment of certain reference rate related contract modifications including hedging relationships and other agreements. Specifically, the guidance eased the accounting burden of the modification of the reference rate of contracts where the underlying reference rate was the London Interbank Offered Rate ("LIBOR"). With the issuance of ASU 2022-06, the sunset date of Topic 848 has been deferred from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This amendment did not have a material impact on Ashland's Consolidated Financial Statements.

NOTE B – DIVESTITURES

Nutraceuticals business sale

On August 30, 2024, Ashland completed the sale of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire"). Proceeds from the sale were approximately $26 million, net of transaction costs. Ashland recorded a $99 million impairment charge primarily related to allocated goodwill, intangibles and property, plant and equipment within the income (loss) on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2024. The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the expected disposition is included within the income tax expense (benefit) caption of the Statements of Consolidated Comprehensive Income (Loss). See Note K for additional details. Ashland also recorded a pre-tax loss on sale of $8 million following the completion of this divestiture, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2024. The income (loss) on acquisitions and divestitures, net caption also includes a reserve of $7 million for foreign VAT taxes associated with the entities transferred within the Statements of Consolidated Comprehensive Income (Loss) for the twelve months ended September 30, 2024.

The Nutraceuticals business was included within Ashland's Life Sciences segment and served the broader nutrition market.

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

Certain indirect corporate costs included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) that were previously allocated to the Performance Adhesives segment do not qualify for classification within discontinued operations and are now reported as selling, general and administrative expense within continuing operations on a consolidated basis and within the Unallocated and other segment. These costs were $9 million during the twelve months ended September 30, 2022.

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

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland’s operations and financial results.

Other corporate assets

During 2023, Ashland completed the sale of two excess land properties with a net book value of $2 million. Ashland received net proceeds of approximately $9 million and recorded a pre-tax gain of $7 million within the income (loss) on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2023.

During 2022, Ashland completed the sale of two excess land properties with a net book value of $8 million as of September 30, 2021. Ashland received net proceeds of approximately $50 million and recorded pre-tax gain of $42 million within the income (loss) on acquisitions and divestitures caption within the Statement of Consolidated Comprehensive Income (Loss) for 2022.

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

(In millions)	2024	2023	2022
Income (loss) from discontinued operations
Performance Adhesives	$—	$(1)	$33
Composites/Marl facility	(3)	(1)	—
Valvoline	2	15	(7)
Water Technologies	(5)	—	5
Distribution	(7)	(5)	(9)
Asbestos-related litigation	(21)	(6)	(17)
Gain on disposal of discontinued operations
Performance Adhesives	—	—	1,063
Income (loss) before taxes	(34)	2	1,068
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Performance Adhesives	(2)	6	8
Composites/Marl facility	1	—	2
Valvoline	—	—	1
Water Technologies	1	—	(1)
Distribution	1	1	2
Asbestos-related litigation	3	1	3
Expense related to gain on disposal of discontinued operations
Performance Adhesives	—	—	(337)
Income (loss) from discontinued operations, net of income taxes	$(30)	$10	$746

Performance Adhesives divestiture

The following table presents a reconciliation of the captions within Ashland’s Statements of Consolidated Income (Loss) for the income from discontinued operations attributable to the Performance Adhesives segment for the year ended September 30.

(In millions)	2022
Income (loss) from discontinued operations attributable to Performance Adhesives
Sales	$171
Cost of sales	(122)
Selling, general and administrative expense	(12)
Research and development expense	(4)
Intangible amortization expense	—
Pretax operating income of discontinued operations	33
Other net periodic benefit loss (income)	—
Pretax income of discontinued operations	33
Income tax expense	8
Income from discontinued operations	$41

NOTE D – RESTRUCTURING ACTIVITIES

Restructuring activities

Ashland periodically implements company-wide and targeted restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2024 and 2023 restructuring costs

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. This program continued into fiscal 2024. Ashland recorded severance expense of $25 million and $5 million during 2024 and 2023, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2024, the severance reserve associated with this program was $18 million and is recorded within accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table details at September 30, 2024, the amount of restructuring severance reserves related to this program. The severance reserves were primarily recorded within accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2024.

(In millions)	Severance costs
Balance as of September 30, 2023	$3
Restructuring reserve	25
Utilization (cash paid)	(10)
Balance as of September 30, 2024	$18

Fiscal 2023 Life Sciences restructuring program

During 2023, Ashland implemented a restructuring program within the Nutraceuticals business of the Life Sciences segment. Ashland recorded severance expense of $1 million during 2023 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2024, the severance reserve associated with this program was zero.

Fiscal 2020 restructuring costs

During 2022, Ashland realized severance income of $2 million attributable to executive management changes and business management changes within the organization initiated in fiscal 2020 within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2024, the severance reserve associated with this transition was zero.

Plant optimization actions

During 2024, Ashland incurred $55 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland's portfolio optimization actions include the consolidation of Ashland's carboxymethylcellulose (CMC) and industrial methylcellulose (MC) capacity and rebalancing of the hydroxyethylcellulose (HEC) network.

During 2024, Ashland incurred $2 million of accelerated depreciation for product line optimization activities associated with a Personal Care manufacturing facility in Summerville, South Carolina, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

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

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2024. For additional information on fair value hierarchy measurements of pension plan asset holdings, see Note L.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$300	$300	$300	$—	$—
Restricted investments(a)(b)	368	368	368	—	—
Investments of captive insurance company(c)	7	7	7	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$676	$676	$675	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	2	2	—	2	—
Total liabilities at fair value	$3	$3	$—	$3	$—

(a)
Includes $295 million within restricted investments and $73 million within other current assets in the Consolidated Balance Sheets.
(b)
Includes $248 million related to the Asbestos trust and $120 million related to the Environmental trust. See Note A for additional details.
(c)
Included in other noncurrent assets in the Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2023.

			Quoted prices
			in active	Significant
			markets for	other	Significant
			identical	observable	unobservable
	Carrying	Total fair	assets	inputs	inputs
(In millions)	value	value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$417	$417	$417	$—	$—
Restricted investments(a)(b)	367	367	367	—	—
Investments of captive insurance company(c)	6	6	6	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$791	$791	$790	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	4	4	—	4	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a)
Includes $290 million within restricted investments and $77 million within other current assets in the Consolidated Balance Sheets.
(b)
Includes $243 million related to the Asbestos trust and $124 million related to the Environmental trust. See Note A for additional details.
(c)
Included in other noncurrent assets in the Consolidated Balance Sheets.
(d)
Included in accounts receivable in the Consolidated Balance Sheets.
(e)
Included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

Restricted investments

As discussed in Note A, Ashland maintains certain investments in a company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $73 million and $77 million classified within other current assets, in the Consolidated Balance Sheets for the periods ended in September 30, 2024, and 2023, respectively.

The following table presents gross unrealized gains and losses for the restricted securities as of September 30, 2024 and 2023:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2024
Demand deposit	$5	$—	$—	$5
Equity mutual fund	124	56	—	180
Fixed income mutual fund	211	—	(28)	183
Fair value	$340	$56	$(28)	$368

As of September 30, 2023
Demand deposit	$12	$—	$—	$12
Equity mutual fund	155	24	(2)	177
Fixed income mutual fund	226	—	(48)	178
Fair value	$393	$24	$(50)	$367

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio during 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Investment income(a)	$15	$13	$16
Net gains (losses)(a)	60	29	(102)
Funds restricted for specific transactions	5	9	74
Disbursements	(79)	(58)	(35)

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

The following table summarizes the gains and losses recognized during 2024, 2023 and 2022 within the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2024	2023	2022
Foreign currency derivative gains (losses)	$7	$10	$(40)

The following table summarizes the fair values of the outstanding foreign currency derivatives as of September 30, 2024, and 2023 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2024	2023
Foreign currency derivative assets	$1	$1
Notional contract values	125	147

Foreign currency derivative liabilities	$1	$1
Notional contract values	184	103

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges. See Note A for more information.

The following table summarizes the gains and losses recognized during 2024, 2023, 2022 within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

(In millions)	2024	2023	2022
Commodity derivative gains (losses)	$(6)	$(3)	$10

The following table summarizes the fair values of the outstanding commodity derivatives as of September 30, 2024 and 2023 included in accounts receivable and accrued expenses and other liabilities of the Consolidated Balance Sheets.

(In millions)	2024	2023
Commodity derivative assets	$—	$—
Notional contract values	3	2

Commodity derivative liabilities	$2	$4
Notional contract values	13	16

Other financial instruments

At September 30, 2024 and 2023, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had carrying values of $1,361 million and $1,327 million, respectively, compared to a fair value of $1,327 million and $1,160 million, respectively. The fair values of long-term debt are based on quoted market prices.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30, 2024 and 2023.

(In millions)	2024	2023
Land(a)	$149	$146
Buildings	473	467
Machinery and equipment	2,513	2,371
Construction in progress	181	227
Total property, plant and equipment (gross)	3,316	3,211
Accumulated depreciation	(2,013)	(1,838)
Total property, plant and equipment (net)	$1,303	$1,373

(a)
Includes $10 million of finance lease asset as of September 30, 2024.

The following table summarizes various property, plant and equipment charges recognized during 2024, 2023, 2022 within the Statements of Consolidated Comprehensive Income.

(In millions)	2024	2023	2022
Depreciation(a)	$198	$150	$147
Capitalized interest	6	4	1

(a)
Includes $57 million of accelerated depreciation during 2024 related to plant optimization actions. See Note D for additional details.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

Ashland performed its annual goodwill impairment test using the quantitative approach as of July 1, 2024, and concluded that the reporting unit fair values for all reporting units exceeded their carrying values. No impairment existed as of that date and no subsequent impairment indicators have been identified.

The following is a progression of goodwill by reportable segment for the years ended September 30, 2024 and 2023.

(In millions)	Life Sciences	Personal Care(a)	Specialty Additives(a)	Intermediates(a)	Total
Balance at September 30, 2022	$787	$118	$407	$—	$1,312
Currency translation and other	32	4	14	—	50
Balance at September 30, 2023	819	122	421	—	1,362
Currency translation and other	20	3	13	—	36
Nutraceuticals divestiture(b)	(17)	—	—	—	(17)
Balance at September 30, 2024	$822	$125	$434	$—	$1,381

(a)
As of September 30, 2024 and 2023, there were accumulated impairments of $356 million, $174 million, and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(b)
Ashland allocated $17 million to the Nutraceuticals disposal group during 2024. See Note B for additional details.

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

Ashland performed its annual impairment test for other indefinite lived intangible assets using the quantitative approach as of July 1, 2024 and concluded that the assets fair values exceeded their carrying values. No impairment existed as of that date.

Other intangible assets were comprised of the following as of September 30, 2024 and 2023.

	2024			2023
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names(a)	$87	$(42)	$45	$97	$(43)	$54
Intellectual property(b)	715	(613)	102	731	(581)	150
Customer and supplier relationships(c)	759	(433)	326	821	(417)	404
Total definite-lived intangible assets	1,561	(1,088)	473	1,649	(1,041)	608

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,839	$(1,088)	$751	$1,927	$(1,041)	$886

(a)
Ashland allocated $7 million to the Nutraceuticals disposal group during 2024. See Note B for additional details.
(b)
Ashland allocated $17 million to the Nutraceuticals disposal group during 2024. See Note B for additional details.
(c)
Ashland allocated $45 million to the Nutraceuticals disposal group during 2024. See Note B for additional details.

Amortization expense recognized on intangible assets was $76 million for 2024, $93 million for 2023 and $94 million for 2022, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2024, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that have been determined to have indefinite lives. Estimated amortization expense for future periods is $70 million in 2025, $68 million in 2026, $47 million in 2027, $44 million in 2028 and $39 million in 2029. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

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

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30, 2024 and 2023.

(In millions)	2024	2023
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	558	528
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	67	64
Other(a)	(8)	6
Total debt	1,349	1,330
Short-term debt	—	16
Long-term debt (less debt issuance costs)	$1,349	$1,314

(a)
Other includes $12 million and $13 million of debt issuance costs as of September 30, 2024 and 2023, respectively. The current portion of the long-term debt was zero for both September 30, 2024 and 2023.

At September 30, 2024, Ashland’s total debt had an outstanding principal balance of $1,390 million, discounts of $29 million and debt issuance costs of $12 million. As of September 30, 2024, Ashland had no long-term debt (excluding debt issuance costs) maturing within the next 2 years, $4 million due in fiscal 2027 and $558 million in 2028.

Credit Agreements and Refinancing

2022 Credit Agreement

During July 2022, Ashland, through two of its subsidiaries, enacted an amendment to the 2020 credit agreement. The amended credit agreement (the 2022 Credit Agreement) provides for a $600 million five-year revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement and the obligations of Ashland Services B.V. under the 2022 Revolving Credit Facility are guaranteed by Ashland. The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at September 30, 2024.

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

As a result of the amendment of the 2020 Credit Agreement, Ashland recognized a $1 million charge for accelerated amortization of previously capitalized debt issuance costs during 2022, which is included in the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland also incurred $2 million of new debt issuance costs in connection with the 2022 Credit Agreement, of which $1 million was expensed immediately during 2022 within the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). The remaining balance is amortized using the straight-line method.

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

Debt repayments and repurchases

Cash repatriation

During 2024 and 2023, Ashland repatriated approximately $305 million and $92 million, respectively, in cash.

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

On April 14, 2023, Ashland entered into a Second and Third Amendments associated with this current program. As part of this amendment the buyer's limit was reduced to $115 million between April and October of each year, and up to $100 million at all other times. Additionally, the scheduled termination date was extended from May 31, 2023 to April 14, 2025.

On September 13, 2024, Ashland entered into a Fourth Amendment associated with this current program. As part of this amendment the buyer's limits were reduced to $80 million between September 13, 2024 to (and including) December 31, 2024 and up to $70 million from January 1, 2025 through the termination date of the agreement. Additionally, the scheduled termination date was extended from April 14, 2025 to September 11, 2026.

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

Ashland recognized a $3 million loss within the Statements of Consolidated Comprehensive Income (Loss) for 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $71 million of sales against the buyer’s limit, which was $71 million at September 30, 2024, compared to $86 million of sales against the buyer's limit, which was $86 million at September 30, 2023. Ashland transferred $85 million and $106 million in receivables to the SPE as of September 30, 2024 and 2023, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2024 and 2023 of less than $1 million.

As of September 30, 2024 and 2023, the year-to-date gross cash proceeds received for receivables transferred and derecognized were $323 million and $217 million, respectively, of which $322 million and $241 million were collected by Ashland in our capacity as a servicer of the receivables and remitted to the buyer. The difference between receivables transferred and derecognized versus collected of $1 million and $24 million for the periods ended September 30, 2024 and 2023, respectively, represents the impact of a net increase and a net reduction in account receivable sales volume during each year, respectively.

2018 foreign accounts receivable securitization

In October 2023, Ashland terminated its 2018 Foreign Accounts Receivable Securitization Facility. The program had no outstanding borrowings at its termination. This program did not meet criteria for sale accounting and was reported as secured borrowing under ASC 860. At September 30, 2023, the outstanding amount of accounts receivable transferred by Ashland to the purchaser was $124 million. The weighted-average interest rate for this instrument was 0.5% for 2023.

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

Through September 30, 2024, Ashland has sold $104 million in receivables under this agreement. Accordingly, Ashland recognized a loss of $3 million within the net interest and other expense (income) caption of the Statements of Consolidated Income (Loss) for the twelve months ended September 30, 2024. Ashland recorded $104 million in sales and gross proceeds received against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $155 million in receivables to the SPE as of September 30, 2024. Ashland recorded less than $1 million in liabilities related to its service obligations and limited guarantee as of September 30, 2024.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan under this program. As of September 30, 2024, the program has not yet been offered to suppliers for utilization.

Other debt

At September 30, 2024 and 2023, Ashland held other debt totaling $71 million and $83 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2024, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2022 Credit Agreement) is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.3.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2024, Ashland’s calculation of the consolidated interest coverage ratio was 7.8.

Net interest and other expense (income)

(In millions)	2024	2023	2022
Interest expense(a)	$53	$54	$62
Interest income	(10)	(12)	(4)
Loss on the accounts receivables sale programs	6	3	1
Investment securities loss (income)(b)	(75)	(42)	86
Other financing costs	2	3	4
	$(24)	$6	$149

(a)
Includes $1 million of accelerated accretion and/or amortization for original issue discounts and debt issuance costs during 2022.
(b)
Represents investment loss (income) related to the restricted investments discussed in Note E.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Normal amortization	$6	$6	$6
Accelerated amortization(a)	—	—	1
Total	$6	$6	$7

(a)
Fiscal year 2022 includes $1 million of accelerated debt issuance costs for the 2020 credit agreement.

NOTE I – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table provides the components of other noncurrent assets in the Consolidated Balance Sheets as of September 30.

(In millions)	2024	2023
Deferred compensation investments	$95	$87
Tax and tax indemnity receivables	4	6
Life insurance policies	80	76
Manufacturing catalyst supplies	25	24
Defined benefit plan assets	18	17
Equity and other unconsolidated investments	3	3
Land use rights	6	6
Environmental insurance receivables	11	15
Debt issuance costs	2	2
Other	20	15
	$264	$251

Deferred compensation investments

Deferred compensation investments consist of insurance policies valued at cash surrender value. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). These investments had gains of $8 million and $5 million during 2024 and 2023, respectively, and losses of $2 million during 2022. These cash inflows exclude company-owned life insurance death benefits of $1 million, $6 million and $3 million for 2024, 2023 and 2022, respectively.

The following table provides the components of other noncurrent liabilities in the Consolidated Balance Sheets as of September 30.

(In millions)	2024	2023
Tax liabilities	$69	$79
Environmental remediation reserves	164	165
Deferred compensation	28	25
Other	25	22
	$286	$291

NOTE J – LEASING ARRANGEMENTS

Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. Substantially all of Ashland’s leases are operating leases or short-term leases. Real estate leases represented over 85% of the total lease liability at September 30, 2024 and 2023, respectively. See Note A for additional information related to Ashland’s leasing policies.

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) were as follows:

(In millions)	Location	2024	2023	2022
Lease cost:
Operating lease cost	Selling, General & Administrative	$13	$13	$13
Operating lease cost	Cost of Sales	15	15	16
Variable lease cost	Selling, General & Administrative	5	4	5
Variable lease cost	Cost of Sales	6	6	4
Short-term leases	Cost of Sales	2	2	3
Total lease cost(a)		$41	$40	$41

(a)
Includes $2 million lease termination fee in fiscal 2022.

The following table summarizes Ashland’s lease assets and liabilities as presented in the Consolidated Balance Sheet at September 30:

(In millions)	2024	2023
Assets
Operating lease assets, net	$114	$122
Total lease assets	$114	$122

Liabilities
Current operating lease obligations	$20	$22
Non-current operating lease obligations	99	106
Total lease liabilities	$119	$128

Ashland often has options to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at Ashland's sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at Ashland's discretion. Ashland evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of September 30, 2024 and 2023 was approximately 19 years and 17 years, respectively.

Residual value guarantees are not common within Ashland's lease agreements nor are restrictions or covenants imposed by leases. Ashland has elected the practical expedient to combine lease and non-lease components. The discount rate implicit within the leases is generally not determinable. Therefore, Ashland determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate is determined using a buildup method resulting in an estimated range of secured borrowing rates matching the lease term and the currency of the jurisdiction in which lease payments are made, adjusted for impacts of collateral. Consideration was given to Ashland’s own relevant debt issuances as well as debt instruments of comparable companies with similar credit characteristics. The weighted average discount rate used to measure operating lease liabilities as of September 30, 2024 and 2023 was 3.8% and 3.5%, respectively. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations was $6 million and $32 million for the twelve months ended September 30, 2024 and 2023, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Consolidated Balance Sheet at September 30, 2024.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities for during 2024, 2023 and 2022:

(In millions)	2024	2023	2022
Operating cash flows from operating leases	$27	$27	$29
Investing cash flows from finance lease	10	-	-

The following table summarizes Ashland's maturities of lease liabilities as of September 30, 2024:

(In millions)	2024
2025	$23
2026	18
2027	14
2028	10
2029	8
Thereafter	86
Total lease payments	159
Less amount of lease payment representing interest	(40)
Total present value of lease payments	$119

NOTE K – INCOME TAXES

Income Tax Provision

A summary of the provision for income taxes related to continuing operations follows.

(In millions)	2024	2023	2022
Current
Federal	$21	$(17)	$3
State	3	(5)	7
Foreign	55	46	50
	79	24	60
Deferred	(302)	(32)	(35)
Income tax expense (benefit)	$(223)	$(8)	$25

Temporary differences that give rise to significant deferred tax assets and liabilities as of September 30 are presented in the following table.

(In millions)	2024	2023
Deferred tax assets
Foreign net operating loss carryforwards(a)	$24	$24
Employee benefit obligations	19	17
Environmental, self-insurance and litigation reserves (net of receivables)	95	110
State net operating loss carryforwards (net of unrecognized tax benefits)(b)	23	18
Capital loss carryback/carryforward	106	—
Compensation accruals	25	25
Credit carryforwards (net of unrecognized tax benefits)(c)	17	18
Other items	37	25
Other lease liability	14	13
Goodwill and other intangibles(e)	20	—
Valuation allowances(d)	(64)	(56)
Total deferred tax assets	316	194
Deferred tax liabilities
Goodwill and other intangibles(e)	—	150
Property, plant and equipment	123	158
Right of use assets	12	12
Total deferred tax liabilities	135	320
Net deferred tax asset (liability)	$181	$(126)

(a)
Gross net operating loss carryforwards of $97 million will expire in future years beyond 2025 or have no expiration, and primarily relate to European and Asian subsidiaries.
(b)
Apportioned net operating loss carryforwards generated of $473 million will expire in future years as follows: $53 million in 2025, $42 million in 2026 and the remaining balance in other future years.
(c)
Credit carryforwards consist primarily of foreign tax credits of $15 million expiring in future years, and state tax credits of $2 million that will expire in 2026 and other future years.
(d)
Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards and certain federal credit carryforwards.
(e)
The total gross amount of goodwill as of September 30, 2024 expected to be deductible for tax purposes is $36 million.

The U.S. and foreign components of income (loss) from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes follow. The foreign components of income from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2024	2023	2022
Income (loss) from continuing operations before income taxes
United States	$(228)	$(112)	$(133)
Foreign	204	272	339
Income (loss) from continuing operations before income taxes	$(24)	$160	$206

Income taxes computed at U.S. statutory rate	$(5)	$34	$43
Increase (decrease) in amount computed resulting from
Tax law changes	(49)	—	—
Non U.S. restructuring	(83)	—	—
Uncertain tax positions	13	(26)	(6)
Deemed inclusions, foreign dividends and other restructuring(a)	28	32	40
Foreign tax credits	(22)	(22)	(32)
Valuation allowance changes(b)	10	(7)	(4)
Research and development credits	(4)	(3)	(2)
State taxes	(3)	(1)	(4)
International rate differential	(14)	(16)	(27)
Basis difference on stock sale	(100)	—	—
Other items(c)	6	1	17
Income tax expense (benefit)	$(223)	$(8)	$25

(a)
2024 includes $17 million related to GILTI permanent adjustments and $11 million related to Subpart F. 2023 includes $19 million related to GILTI permanent adjustment and $12 million related to Subpart F. 2022 includes $31 million primarily related to GILTI permanent adjustments.
(b)
2024 includes net $10 million related to state NOL's, deferred taxes and foreign tax credits. 2023 includes net $2 million related to deferred taxes and foreign tax credits. 2022 includes $4 million related to state NOL's.
(c)
2024 includes miscellaneous items of $6 million. 2023 includes miscellaneous items of $1 million. 2022 includes $8 million related to withholding tax.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Ashland had $65 million and $59 million of unrecognized tax benefits at September 30, 2024 and 2023, respectively, recorded within other noncurrent liabilities. As of September 30, 2024, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $57 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) in the Statements of Consolidated Comprehensive Income (Loss). Such interest and penalties totaled $3 million expense in 2024, $1 million benefit in 2023 and $3 million expense in 2022. Ashland had $14 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2024 and $10 million as of 2023.

Changes in unrecognized tax benefits were as follows:

(In millions)
Balance at September 30, 2022	$84
Decreases related to positions taken on items from prior years	(30)
Increases related to positions taken in the current year	8
Increases related to positions taken in the prior year	1
Lapse of statute of limitations	(4)
Balance at September 30, 2023	$59
Decreases related to positions taken on items from prior years	(3)
Increases related to positions taken in the current year	13
Increases related to positions taken in the prior year	3
Settlements	(1)
Lapse of statute of limitations	(6)
Balance at September 30, 2024	$65

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $2 million and $5 million for continuing operations. For the remaining balance as of September 30, 2024, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Foreign taxing jurisdictions significant to Ashland include Belgium, Brazil, China, Germany, India, Italy, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2021 and U.S. state income tax examinations by tax authorities for periods after September 30, 2017. With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2018.

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

Postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost increase trend rate as of September 30, 2024 was 7.2% and continues to be reduced to 4.0% in 2048 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care costs.

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

	Pension benefits			Other postretirement benefits
(In millions)	2024	2023	2022	2024	2023	2022
Net periodic benefit loss (income)
Service cost(a)	$3	$3	$4	$1	$1	$1
Interest cost(b)	14	13	8	2	2	2
Curtailment, settlement and other(b)	—	—	(1)	—	—	—
Expected return on plan assets(b)	(8)	(7)	(7)	—	—	—
Actuarial (gain) loss(b)	11	—	(16)	3	(2)	(8)
	$20	$9	$(12)	$6	$1	$(5)
Weighted-average plan assumptions(c)
Discount rate for service cost	4.64%	4.56%	2.99%	6.04%	5.80%	3.19%
Discount rate for interest cost	5.49%	5.44%	3.33%	5.92%	5.54%	2.10%
Rate of compensation increase	3.07%	3.07%	2.50%
Expected long-term rate of return on plan assets	4.99%	4.25%	2.89%

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

The changes in prior service credit recognized in accumulated other comprehensive income during both 2024 and 2023 were less than $1 million each. At September 30, 2024, Ashland expects to recognize less than $1 million of the prior service credit in accumulated other comprehensive income as net periodic benefit loss (income) during the next fiscal year.

At September 30, 2024 and 2023, the amounts included in accumulated other comprehensive income are shown in the following table.

	Pension		Postretirement
(In millions)	2024	2023	2024	2023
Prior service cost	$2	$2	$—	$—

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan. In accordance with U.S. GAAP, Ashland recognizes the unfunded status of the plans as a liability in the Consolidated Balance Sheets. Ashland maintains a defined benefits plan in the UK that is overfunded by $18 million, all of which is recorded in the other noncurrent assets caption of the Consolidated Balance Sheets.

Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the balance sheet, and assumptions used to determine the benefit obligations for 2024 and 2023 are as follows:

			Other postretirement
	Pension plans		benefit plans
(In millions)	2024	2023	2024	2023
Change in benefit obligations
Benefit obligations at October 1	$255	$250	$34	$36
Service cost	3	3	1	1
Interest cost	14	13	2	2
Participant contributions	—	—	—	—
Benefits paid	(17)	(16)	(2)	(4)
Actuarial (gain) loss	22	(10)	3	(1)
Curtailments	—	—	—	—
Foreign currency exchange rate changes	14	15	—	—
Other (including acquisitions)	—	—	—	—
Settlements	(1)	—	—	—
Benefit obligations at September 30	$290	$255	$38	$34
Change in plan assets
Value of plan assets at October 1	$203	$201	$—	$—
Actual return on plan assets	20	(2)	—	—
Employer contributions	15	8	—	—
Participant contributions	—	—	—	—
Benefits paid	(16)	(16)	—	—
Foreign currency exchange rate changes	13	14	—	—
Settlements	(1)	—	—	—
Other	—	(2)	—	—
Value of plan assets at September 30	$234	$203	$—	$—

Unfunded status of the plans	$(56)	$(52)	$(38)	$(34)

Amounts recognized in the balance sheet
Other assets (noncurrent)	$18	$17	$—	$—
Accrued expenses and other liabilities	(3)	(4)	(3)	(3)
Employee benefit obligations	(71)	(65)	(35)	(31)
Net amount recognized	$(56)	$(52)	$(38)	$(34)

Weighted-average plan assumptions
Discount rate	4.50%	5.43%	4.91%	5.72%
Rate of compensation increase	3.07%	3.07%

The accumulated benefit obligation for all pension plans was $284 million at September 30, 2024 and $250 million at September 30, 2023. All Ashland pension plans are either qualified U.S. or non-US plans. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

(In millions)	2024	2023
Projected benefit obligation	$168	$149
Accumulated benefit obligation	162	144
Fair value of plan assets	93	80

Plan assets

The expected long-term rate of return on pension plan assets was 4.99% and 4.25% for September 30, 2024 and 2023, respectively. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the financial instruments are classified within these investment categories as of September 30, 2024. For additional information and a detailed description of each level within the fair value hierarchy, see Note E.

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Total fair	assets	inputs	inputs
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2	$2	$—	$—
U.S. Government securities	9	—	9	—
Non-U.S. Government securities	—	—	—	—
Corporate debt instruments	26	—	26	—
Listed real assets	10	—	10	—
Asset-backed securities	—	—	—	—
Corporate stocks	30	—	30	—
Insurance contracts	157	—	157	—
Total assets at fair value	$234	$2	$232	$—

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

Ashland’s investment strategy and management practices relative to plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of plan assets is dictated by applicable regulations. Although the investment allocation may vary based on funding percentages and whether plans are still accruing additional liabilities, the weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30, 2024 and 2023 by asset category follow.

		Actual at September 30
(In millions)	Target	2024	2023
Plan assets allocation
Equity securities	5 - 45%	14%	18%
Fixed income securities	55 - 95%	82%	78%
Other	0 - 5%	4%	4%
		100%	100%

Cash flows

During 2024 and 2023, Ashland contributed $7 million and $3 million to its U.S. pension plans, respectively, and $8 million and $5 million to its non-U.S. pension plans, respectively. Ashland expects to contribute approximately $6 million to its U.S. pension plans and expects to contribute approximately $5 million to its non-U.S. pension plans during 2025.

The following benefit payments, which reflect future service expectations, are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2025	$17	$3
2026	18	3
2027	18	3
2028	18	3
2029	19	3
2030 - 2034	96	16

Other plans

Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, company contributions amounted to $21 million in 2024, and $23 million in 2023 and 2022, respectively. Ashland also sponsors various other employee benefit plans, some of which are required by different countries. The total noncurrent liabilities associated with these plans was $4 million for September 30, 2024 and 2023, respectively.

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

(In thousands)	2024	2023	2022
Open claims - beginning of year	42	44	46
New claims filed	2	2	2
Claims settled	(1)	(1)	(1)
Claims dismissed	(2)	(3)	(3)
Open claims - end of year	41	42	44

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed during 2024, it was determined that the liability for Ashland asbestos-related claims should be increased by $24 million. Total reserves for asbestos claims were $274 million at September 30, 2024 compared to $281 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2024	2023	2022
Asbestos reserve - beginning of year	$281	$305	$320
Reserve adjustment	24	9	16
Amounts paid	(31)	(33)	(31)
Asbestos reserve - end of year(a)	$274	$281	$305

(a)
Included $28 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2024 and 2023.

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

At September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $97 million (excluding the Hercules receivable for asbestos claims discussed below). Receivables from insurers amounted to $95 million at

September 30, 2023. During 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $11 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

(In millions)	2024	2023	2022
Insurance receivable - beginning of year	$95	$101	$100
Receivable adjustment(a)	11	3	7
Amounts collected	(9)	(9)	(6)
Insurance receivable - end of year(b)	$97	$95	$101

(a)
The total allowance for credit losses was $1 million as of September 30, 2024 and 2023.
(b)
Includes $9 million and $11 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.

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

(In thousands)	2024	2023	2022
Open claims - beginning of year	12	11	12
New claims filed	1	1	1
Claims dismissed	(1)	—	(2)
Open claims - end of year	12	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate completed during 2024, it was determined that the liability for Hercules asbestos-related claims should be increased by $14 million. Total reserves for asbestos claims were $185 million at September 30, 2024 compared to $191 million at September 30, 2023.

A progression of activity in the asbestos reserve is presented in the following table.

(In millions)	2024	2023	2022
Asbestos reserve - beginning of year	$191	$213	$217
Reserve adjustments	14	(2)	15
Amounts paid	(20)	(20)	(19)
Asbestos reserve - end of year(a)	$185	$191	$213

(a)
Included $17 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2024 and 2023.

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

As of September 30, 2024 and 2023, the receivables from insurers amounted to $50 million and $47 million, respectively. During 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $6 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

(In millions)	2024	2023	2022
Insurance receivable - beginning of year	$47	$52	$47
Receivable adjustment(a)	6	(3)	7
Amounts collected	(3)	(2)	(2)
Insurance receivable - end of year(b)	$50	$47	$52

(a)
The total allowance for credit losses was $1 million as of September 30, 2024 and 2023.
(b)
Includes $6 million and $4 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $410 million for the Ashland asbestos-related litigation (current reserve of $274 million) and approximately $276 million for the Hercules asbestos-related litigation (current reserve of $185 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2024, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $221 million at September 30, 2024 compared to $214 million at September 30, 2023, of which $164 million at September 30, 2024 and $165 million at September 30, 2023 were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves during 2024 and 2023.

(In millions)	2024	2023
Environmental remediation reserve - beginning of year	$214	$211
Disbursements	(49)	(54)
Revised obligation estimates and accretion	56	57
Environmental remediation reserve - end of year	$221	$214

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2024 and 2023, Ashland’s recorded receivable for these probable insurance recoveries was $13 million and $17 million, respectively, of which $11 million and $15 million was classified in other noncurrent assets in the respective Consolidated Balance Sheets.

During 2024, 2023 and 2022, Ashland recognized $54 million, $56 million and $66 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the years ended September 30, 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Environmental expense	$54	$56	$66
Accretion	1	1	1
Legal expense	3	3	4
Total expense	58	60	71

Insurance receivable	(2)	(1)	(5)
Total expense, net of receivable activity(a)	$56	$59	$66

(a)
Net expense of $11 million, $5 million and $13 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively, related to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $485 million. The largest reserve for any site is 21% of the remediation reserve as of September 30, 2024.

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

As of September 30, 2024, Ashland had received all favorable court rulings for previously filed suits, completed its analysis of certain prior year overpayments related to ICMS and received acknowledgment from the Brazilian tax authority that allows Ashland to begin the process to recover the taxes. As a result, Ashland recorded a pre-tax gain of $12 million for period ended September 30, 2023 for certain excess PIS/COFINS paid from 2012 to February 2023 plus interest. The gain was recognized within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). Ashland started utilizing these credits in December 2023. As of September 30, 2024, Ashland had remaining credits for a total of $8 million available for future use ($5 million within other current assets and $3 million within other noncurrent assets in the Consolidated Balance Sheets, respectively).

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2024 and 2023. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2024.

NOTE N – EQUITY ITEMS

Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. In 2022, the 2022 Stock Repurchase Program replaced and terminated the 2018 $1 billion share repurchase program, which had $150 million outstanding at its date of termination on May 22, 2022. As of September 30, 2024, $620 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the stock repurchase activity for fiscal years 2024, 2023, and 2022:

(In millions, except per share amounts)	2024	2023	2022
Number of shares repurchased	4.30	3.10	2.85
Weighted-average price per share(a)	$88.70	$97.33	$70.09
Aggregate purchase price(a)	$380	$300	$200
Program	2023 Stock Repurchase Program	2022 Stock Repurchase Program	2018 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid dividends per common share of $1.58, $1.44 and $1.27 during 2024, 2023 and 2022, respectively.

In May 2024, the Board of Directors of Ashland announced a quarterly cash dividend of 40.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 38.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2024.

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

Shares reserved for issuance

At September 30, 2024, 17.1 million common shares were reserved for issuance under stock incentive and deferred compensation plans.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table, before tax and net of tax effects.

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2024
Other comprehensive income (loss)
Unrealized translation gain	$53	$1	$54
Unrealized gain on commodity hedges	2	(1)	1
Total other comprehensive income (loss)	$55	$—	$55

Year ended September 30, 2023
Other comprehensive income (loss)
Unrealized translation gain	$72	$—	$72
Unrealized loss on commodity hedges	(8)	2	(6)
Total other comprehensive income (loss)	$64	$2	$66

Year ended September 30, 2022
Other comprehensive income (loss)
Unrealized translation loss	$(199)	$2	$(197)
Unrealized loss on commodity hedges	(2)	1	(1)
Pension and postretirement obligation adjustment	1	—	1
Total other comprehensive income (loss)	$(200)	$3	$(197)

Summary of Stockholders’ Equity

A reconciliation of changes in stockholders’ equity are as follows:

(In millions)	2024	2023	2022
Common stock and paid in capital
Balance, beginning of period	$5	$136	$328
Common shares issued under stock incentive and other plans(a)	9	12	8
Common shares purchased under repurchase program(b)(c)	(13)	(143)	(200)
Balance, end of period	1	5	136
Retained earnings
Balance, beginning of period	3,595	3,653	2,796
Adoption of new accounting pronouncements	—	—	—
Common shares purchased under repurchase program(b)	(370)	(160)	—
Net income	169	178	927
Regular dividends	(79)	(76)	(70)
Balance, end of period	3,315	3,595	3,653
Accumulated other comprehensive income (loss)
Balance, beginning of period	(503)	(569)	(372)
Unrealized translation gain (loss)	54	72	(197)
Unrealized gain (loss) on commodity hedges	1	(6)	(1)
Pension and postretirement obligation adjustment	—	—	1
Balance, end of period	(448)	(503)	(569)
Total stockholders' equity	$2,868	$3,097	$3,220
Cash dividends declared per common share	$1.58	$1.44	$1.27

(a)
Common shares issued were 137,799, 193,767 and 168,270 for 2024, 2023 and 2022, respectively.
(b)
Common shares repurchased were 4,285,194, 3,082,928 and 2,853,312 for 2024, 2023 and 2022, respectively.
(c)
Includes $3 million in excise tax on stock repurchases for 2024 and 2023.

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

The components of Ashland's pretax compensation expense for stock-based awards (net of forfeitures) and associated income tax benefits are as follows.

(In millions)	2024(a)	2023(b)	2022(c)
SARs	$—	$—	$1
Nonvested stock awards	13	11	12
Performance share awards	4	11	11
	$17	$22	$24

Income tax benefit	$3	$5	$6

(a)
The year ended September 30, 2024 included $2 million and less than $1 million of expense related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
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

	2024		2023		2022
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	exercise price	common	exercise price	common	exercise price
share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	1,023	$65.22	1,142	$63.85	1,543	$62.14
Exercised	(199)	61.15	(114)	52.31	(392)	57.32
Forfeitures and expirations	(5)	71.33	(5)	46.67	(9)	54.70
Outstanding - end of year(a)	819	66.16	1,023	65.22	1,142	63.85
Exercisable - end of year	819	66.16	1,023	65.22	1,094	63.24

(a)
Exercise prices per share for SARs outstanding at September 30, 2024 ranged from $57.96 to $59.95 for 368 thousand shares and from $67.16 to $82.34 for 451 thousand shares. The weighted-average remaining contractual life of outstanding and exercisable SARs and stock options was 3.0 years.

The total intrinsic value of SARs exercised was $6 million in 2024, $6 million in 2023 and $19 million in 2022. The actual tax benefit realized from the exercised SARs was $1 million in 2024, $1 million in 2023 and $4 million in 2022. The total grant date fair value of SARs that vested during 2024, 2023 and 2022 was zero, $1 million and $1 million, respectively. As of September 30, 2024, there was zero unrecognized compensation costs related to SARs. As of September 30, 2024, the aggregate intrinsic value of outstanding and exercisable SARs was $17 million.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table.

	2024		2023		2022
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	grant date	common	grant date	common	grant date
share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	188	$97.66	209	$82.55	211	$76.10
Granted	167	78.93	92	105.72	80	92.34
Vested	(107)	97.33	(106)	82.04	(72)	78.81
Forfeitures	(32)	84.96	(7)	106.25	(10)	80.06
Nonvested - end of year	216	85.21	188	97.66	209	82.55

The total grant date fair value of nonvested stock awards that vested during 2024, 2023 and 2022 was $9 million, $8 million and $6 million, respectively. As of September 30, 2024, there was $6 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of September 30, 2024, 31 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was $2 million, zero, and $6 million during 2024, 2023 and 2022, respectively.

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

The following table shows the performance shares/units granted for all plans that award Ashland Common Stock.

			Weighted-
		Target	average
(In thousands except per		shares/units	fair value per
share data)	Vesting period	granted(a)	share/unit(a)
Fiscal Year 2024	October 1, 2023 - September 30, 2026	140	$81.29
Fiscal Year 2023	October 1, 2022 - September 30, 2025	98	$135.93
Fiscal Year 2022	October 1, 2021 - September 30, 2024	110	$131.33

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

	2024	2023	2022
Risk-free interest rate	4.59%	4.22%	1.2%
Expected dividend yield	1.9%	1.3%	1.3
Expected life (in years)	3	3	3
Expected volatility	26.0%	35.1%	33.4%

The following table shows changes in nonvested performance shares/units for all plans that award Ashland Common Stock.

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		average		average		average
(In thousands except per	Shares/	grant date	Shares/	grant date	Shares/	grant date
share data)	Units	fair value	Units	fair value	Units	fair value
Nonvested - beginning of year	287	$118.43	310	$105.78	253	$88.66
Granted	141	81.29	98	135.93	110	131.33
Vested	(104)	91.77	(88)	84.33	(1)	96.32
Forfeitures	(35)	108.50	(33)	94.53	(52)	85.78
Nonvested - end of year	289	111.16	287	118.43	310	105.78

As of September 30, 2024, there was $5 million of total unrecognized compensation costs related to nonvested performance share/unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE P – REVENUE

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable caption within the Consolidated Balance Sheets. Ashland’s trade receivables were $206 million and $288 million as of September 30, 2024 and September 30, 2023, respectively. See Note H for additional information on Ashland's program to sell certain receivables on a revolving basis to third party banks up to an aggregate purchase limit.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by segment and geographical region, as Ashland believes these categories best depict how management reviews the financial performance of its operations for the twelve months ended September 30, 2024, 2023 and 2022. Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation. See the following tables for details (Intersegment sales eliminations have been excluded. See Note Q for additional information.):

Sales by geography
(In millions)	2024	2023	2022
Life Sciences
North America	$241	$228	$244
Europe	269	305	267
Asia Pacific	225	233	218
Latin America & other	75	103	86
	$810	$869	$815

(In millions)	2024	2023	2022
Personal Care
North America	$183	$176	$198
Europe	238	233	270
Asia Pacific	128	105	126
Latin America & other	85	84	84
	$634	$598	$678

(In millions)	2024	2023	2022
Specialty Additives
North America	$183	$203	$247
Europe	208	214	258
Asia Pacific	153	153	182
Latin America & other	28	30	32
	$572	$600	$719

(In millions)	2024	2023	2022
Intermediates
North America	$103	$128	$163
Europe	21	27	39
Asia Pacific	16	22	43
Latin America & other	4	8	11
	$144	$185	$256

For fiscal 2024, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 37% of total consolidated sales and polyvinylprrolidones (PVP) representing 23% of total consolidated sales.

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Operating income (loss) and EBITDA are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

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

Reportable segment business descriptions

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists and industrial manufacturers. The nutraceutical business was sold in August 2024. See Note B for additional details.

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies.

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

International data

Information about Ashland’s domestic and international operations follows. Ashland has no operations in any individual international country or single customer that represented more than 10% of sales in 2024, 2023 and 2022.

	Sales to external customers			Net assets (liabilities)		Property, plant and equipment - net
(In millions)	2024	2023	2022	2024	2023	2024	2023
United States	$624	$634	$731	$1,352	$1,532	$961	$1,032
International	1,489	1,557	1,660	1,516	1,565	342	341
	$2,113	$2,191	$2,391	$2,868	$3,097	$1,303	$1,373

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

The following table presents various financial information for each reportable segment for the years ended September 30, 2024, 2023 and 2022.

(In millions)	2024	2023	2022
Sales
Life Sciences	$810	$869	$815
Personal Care	634	598	678
Specialty Additives	572	600	719
Intermediates	144	185	256
Intersegment sales(a)	(47)	(61)	(77)
	$2,113	$2,191	$2,391
Equity income
Life Sciences	$—	$—	$—
Personal Care	—	1	1
Specialty Additives	—	—	—
Intermediates	—	—	—
	$—	$1	$1
Other income
Life Sciences	$—	$—	$—
Personal Care	—	—	—
Specialty Additives	—	—	—
Intermediates	—	—	—
Unallocated and Other	6	6	2
	$6	$6	$2
Equity and other income	$6	$7	$3

Operating income (loss)
Life Sciences	$168	$172	$155
Personal Care(b)	73	52	102
Specialty Additives(b)	(32)	10	103
Intermediates	29	50	87
Unallocated and Other(b)	(264)	(112)	(114)
	$(26)	$172	$333

(In millions)	2024	2023	2022
Depreciation expense
Life Sciences	$38	$41	$35
Personal Care(c)	36	38	37
Specialty Additives(d)	111	58	63
Intermediates	13	13	12
Unallocated and Other	—	—	—
	$198	$150	$147
Amortization expense
Life Sciences	$23	$28	$28
Personal Care	43	47	47
Specialty Additives	10	18	18
Intermediates	—	—	1
Unallocated and Other	—	—	—
	$76	$93	$94
EBITDA(e)
Life Sciences	$229	$241	$218
Personal Care	152	137	186
Specialty Additives	89	86	184
Intermediates	42	63	100
Unallocated and Other	(264)	(112)	(114)
	$248	$415	$574
Additions to property, plant and equipment
Life Sciences	$61	$46	$28
Personal Care	11	20	14
Specialty Additives	61	99	61
Intermediates	2	3	7
Unallocated and Other	2	2	3
	$137	$170	$113

(In millions)	2024	2023
Assets
Life Sciences	$1,778	$1,904
Personal Care	950	1,004
Specialty Additives	1,516	1,580
Intermediates	127	136
Unallocated and Other	1,274	1,315
	$5,645	$5,939
Property, plant and equipment - net
Life Sciences	$415	$419
Personal Care	146	160
Specialty Additives	603	642
Intermediates	38	47
Unallocated and Other	101	105
	$1,303	$1,373

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $99 million impairment charge and a $8 million loss on sale, both related to the divestiture of the Nutraceuticals business within the income (loss) on acquisitions and divestitures, net in 2024. Includes a capital project impairment charge of $11 million within Personal Care in 2024 and a $4 million impairment charge related to a Specialty Additives facility in 2023.
(c)
Depreciation includes accelerated depreciation of $2 million for Personal Care in 2024.
(d)
Depreciation includes accelerated depreciation of $55 million for Specialty Additives in 2024.
(e)
Excludes income (loss) from discontinued operations and other net periodic benefit loss (income). See the Statement of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

This page intentionally left blank.