Form 10-Q
period 2024-12-31
ASHLAND INC.
filed 2025-01-29
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

At December 31, 2024, there were 47,182,862 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2024	2023
Sales - Note P	$405	$473
Cost of sales	294	375
Gross profit	111	98

Selling, general and administrative expense	78	83
Research and development expense	13	12
Intangibles amortization expense - Note G	17	21
Equity and other income	1	2
Loss on acquisitions and divestitures, net - Note B	(183)	(2)
Operating loss	(179)	(18)

Net interest and other expense (income)	28	(24)
Other net periodic benefit loss - Note K	2	2
Income (loss) from continuing operations before income taxes	(209)	4
Income tax benefit - Note J	(43)	(24)
Income (loss) from continuing operations	(166)	28
Income (loss) from discontinued operations, net of income taxes - Note C	1	(2)
Net income (loss)	$(165)	$26

PER SHARE DATA
Basic earnings per share - Note M
Income (loss) from continuing operations	$(3.51)	$0.54
Income (loss) from discontinued operations	0.01	(0.03)
Net income (loss)	$(3.50)	$0.51

Diluted earnings per share - Note M
Income (loss) from continuing operations	$(3.51)	$0.54
Income (loss) from discontinued operations	0.01	(0.03)
Net income (loss)	$(3.50)	$0.51

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(165)	$26
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(94)	54
Unrealized gain (loss) on commodity hedges	1	(1)
Other comprehensive income (loss) - Note N	(93)	53
Comprehensive income (loss)	$(258)	$79

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2024	September 30 2024
ASSETS
Current assets
Cash and cash equivalents	$219	$300
Accounts receivable, net(a) - Note H	163	243
Inventories - Note F	528	545
Other assets	127	107
Current assets held for sale - Note B	32	—
Total current assets	1,069	1,195
Noncurrent assets
Property, plant and equipment
Cost	3,227	3,316
Accumulated depreciation	1,993	2,013
Net property, plant and equipment	1,234	1,303
Goodwill - Note G	1,330	1,381
Intangibles - Note G	588	751
Operating lease assets, net - Note I	99	114
Restricted investments - Note E	277	295
Asbestos insurance receivable, net(b) - Note L	129	132
Deferred income taxes	241	210
Other assets	264	264
Total noncurrent assets	4,162	4,450
Total assets	$5,231	$5,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade and other payables	$184	$214
Accrued expenses and other liabilities	207	256
Current operating lease obligations - Note I	20	20
Current liabilities held for sale - Note B	14	—
Total current liabilities	425	490
Noncurrent liabilities
Long-term debt - Note H	1,313	1,349
Asbestos litigation reserve - Note L	401	414
Deferred income taxes	28	29
Employee benefit obligations - Note K	110	110
Operating lease obligations - Note I	83	99
Other liabilities	279	286
Total noncurrent liabilities	2,214	2,287
Commitments and contingencies - Note L
Stockholders’ equity - Note N	2,592	2,868

Total liabilities and stockholders' equity	$5,231	$5,645

(a)
Accounts receivable, net includes an allowance for credit losses of $2 million at both December 31, 2024 and September 30, 2024.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both December 31, 2024 and September 30, 2024.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2024	2023
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(165)	$26
Loss (income) from discontinued operations, net of income taxes	(1)	2
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	51	77
Original issue discount and debt issuance costs amortization	2	1
Deferred income taxes	(3)	(30)
Income from affiliates	(1)	—
Stock based compensation expense	4	1
Loss (income) from restricted investments	12	(35)
Impairment charges	183	—
Pension contributions	(4)	(8)
Loss on pension plan remeasurements	1	—
Change in operating assets and liabilities	(109)	167
Total cash flows provided (used) by operating activities from continuing operations	(30)	201
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(23)	(36)
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	—	(5)
Reimbursements from restricted investments	6	16
Proceeds from sale of securities	5	9
Purchases of securities	(5)	(9)
Total cash flows used by investing activities from continuing operations	(18)	(26)
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	—	(100)
Repayment of short-term debt	—	(16)
Cash dividends paid	(19)	(20)
Stock based compensation employee withholding taxes paid in cash	(3)	(3)
Total cash flows used by financing activities from continuing operations	(22)	(139)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(70)	36
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(10)	(14)
Total cash used by discontinued operations	(10)	(14)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81)	23
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	300	417
CASH AND CASH EQUIVALENTS - END OF PERIOD	$219	$440

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 18, 2024. Results of operations for the period ended December 31, 2024, are not necessarily indicative of the expected results for the remainder of the fiscal year.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. For additional information about Ashland's reportable segments, see Note Q of the Notes to the Condensed Consolidated Financial Statements.

Use of estimates, risks and uncertainties

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, accounting for goodwill and other indefinite-lived intangible assets and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current year is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Since that date, in November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or Ashland's fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The company is currently assessing the impact of the requirements on our Condensed Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE B – DIVESTITURES

Avoca business sale

In December 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Avoca business to Mane SA.

The Avoca business is included within Ashland's Personal Care reportable segment.

The transaction is expected to close during Ashland's fiscal second quarter, contingent on certain customary regulatory approvals and standard closing conditions.

Ashland determined that it has met all the criteria for its Avoca business to be classified as held for sale as of December 31, 2024. Therefore, the net assets of this business were classified as held for sale within the Condensed Consolidated Balance Sheet as of December 31, 2024. Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of $183 million related to allocated goodwill of $1 million, other intangible assets of $134 million, property, plant and equipment of $33 million, operating lease assets, net of $14 million, and other current assets of $1 million within the loss on acquisitions and divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024. The tax benefit associated with the expected disposition is included within the income tax benefit caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024. See Note J for additional details.

Held for sale classification

The assets and liabilities of the Avoca business have been reflected as assets and liabilities held for sale, as described above and are comprised of the following components as of:

December 31
(In millions)	2024
Accounts receivable, net	$11
Inventories	21
Current assets held for sale	$32

Trade and other payables	$1
Operating lease obligations	13
Current liabilities held for sale	$14

NOTE C – DISCONTINUED OPERATIONS

Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and income tax items have been recorded within the discontinued operations caption in the Statements of Condensed Consolidated Comprehensive Income (Loss) for all periods presented.

Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these divestitures may continue in future periods in the discontinued operations caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

The Performance Adhesives business, divested in 2022, represents a disposal group that qualified as discontinued operations in previous periods and impacted discontinued operations for the three months ended December 31, 2023.

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated) ("Hercules"), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the discontinued operations caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). See Note L of the Notes to the Condensed Consolidated Financial Statements for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended
	December 31
(In millions)	2024	2023
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$(3)
Asbestos-related litigation	1	1
	$1	$(2)

NOTE D – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

During fiscal 2025, Ashland initiated a restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024 and other portfolio optimization actions. As a part of this program, Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position.

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. This program continued into fiscal 2024 and 2025. Additionally, during the three months ended December 31, 2023, Ashland incurred $21 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility, which was recorded within the cost of goods sold caption of the Statement of Condensed Consolidated Comprehensive Income (Loss).

The following table details the amount of restructuring severance expense related to these programs.

	Three months ended December 31,2024		Three months ended December 31,2023
(In millions)	Severance expense (income)(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$4	$(1)	$—	$—
2023 Restructuring program	(2)	(1)	3	(3)
Total	$2	$(2)	$3	$(3)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024 and 2023.

The following table details at December 31, 2024 the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2024(a)	$—	$18
Restructuring reserve	4	(2)
Utilization (cash paid)	(1)	(1)
Balance at December 31, 2024(a)	$3	$15

(a)
The restructuring severance liability associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2024:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$219	$219	$219	$—	$—
Restricted investments(a)(b)	350	350	350	—	—
Investment of captive insurance company(c)	9	9	9	—	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$579	$579	$578	$1	$—

Liabilities
Commodity derivatives(e)	1	1	—	1	—
Total liabilities at fair value	$1	$1	$—	$1	$—

(a)
Includes $277 million within restricted investments and $73 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $233 million related to the Asbestos trust and $117 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.
(d)
Included in accounts receivable, net in the Condensed Consolidated Balance Sheet.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes financial asset instruments subject to recurring fair value measurements as of September 30, 2024:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$300	$300	$300	$—	$—
Restricted investments(a)(b)	368	368	368	—	—
Investment of captive insurance company(c)	7	7	7	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$676	$676	$675	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	2	2	—	2	—
Total liabilities at fair value	$3	$3	$—	$3	$—

(a)
Includes $295 million within restricted investments and $73 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $248 million related to the Asbestos trust and $120 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.
(d)
Included in accounts receivable, net in the Condensed Consolidated Balance Sheet.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

Restricted investments

Ashland maintains certain investments in Company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $73 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both December 31, 2024 and September 30, 2024.

The following table presents gross unrealized gains and losses for the restricted securities as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2024
Demand deposit	$10	$—	$—	$10
Equity mutual fund	122	46	—	168
Fixed income mutual fund	211	—	(39)	172
Fair value	$343	$46	$(39)	$350

September 30, 2024
Demand deposit	$5	$—	$—	$5
Equity mutual fund	124	56	—	180
Fixed income mutual fund	211	—	(28)	183
Fair value	$340	$56	$(28)	$368

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio:

	Three months ended
	December 31
(In millions)	2024	2023
Investment income(a)	$5	$5
Net gains (losses)(a)	(17)	31
Funds restricted for specific transactions	—	5
Disbursements	(6)	(16)

(a)
Included in the net interest and other expense (income) caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains and losses recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended
	December 31
(In millions)	2024	2023
Foreign currency derivative gains (losses)	$(15)	$3

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	December 31	September 30
(In millions)	2024	2024
Foreign currency derivative assets	$—	$1
Notional contract values	218	125

Foreign currency derivative liabilities	$—	$1
Notional contract values	156	184

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains and losses recognized within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended
	December 31
(In millions)	2024	2023
Commodity derivative losses	$(1)	$(1)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	December 31	September 30
(In millions)	2024	2024
Commodity derivative assets	$1	$—
Notional contract values	8	3

Commodity derivative liabilities	$1	$2
Notional contract values	8	13

Other financial instruments

At December 31, 2024 and September 30, 2024, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,324 million and $1,361 million, respectively, compared to a fair value of $1,276 million and $1,327 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	December 31	September 30
(In millions)	2024	2024
Finished products	$363	$372
Raw materials, supplies and work in process	165	173
	$528	$545

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified during the three months ended December 31, 2024.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2024:

	Life	Personal	Specialty
(In millions)	Sciences	Care(a)	Additives(a)	Intermediates(a)	Total
Balance at September 30, 2024	$822	$125	$434	$—	$1,381
Currency translation	(29)	(4)	(17)	—	(50)
Avoca business - held for sale(b)	—	(1)	—	—	(1)
Balance at December 31, 2024	$793	$120	$417	$—	$1,330

(a)
As of December 31, 2024 and September 30, 2024, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(b)
Reclassified to the current assets held for sale caption of the Condensed Consolidated Balance Sheet as of December 31, 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Other intangible assets

Other intangible assets principally consist of trademarks and trade names, intellectual property and customer and supplier relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 3 to 20 years, intellectual property over 3 to 20 years, and customer and supplier relationships over 10 to 24 years.

Ashland annually reviews, as of July 1, indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

No indicators of impairment were identified during the three months ended December 31, 2024, other than the other intangible assets within the Avoca business. See Note B for further information.

Other intangible assets were comprised of the following as of:

	December 31, 2024(a)			September 30, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names	$70	$(36)	$34	$87	$(42)	$45
Intellectual property	658	(595)	63	715	(613)	102
Customer and supplier relationships	580	(367)	213	759	(433)	326
Total definite-lived intangibles	1,308	(998)	310	1,561	(1,088)	473

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,586	$(998)	$588	$1,839	$(1,088)	$751

(a)
Includes $134 million reclassified to the current assets held for sale caption of the Condensed Consolidated Balance Sheets as of December 31, 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Amortization expense recognized on intangible assets was $17 million and $21 million for the three months ended December 31, 2024 and 2023, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $62 million in 2025 (includes three months actual and nine months estimated), $57 million in 2026, $35 million in 2027, $33 million in 2028 and $28 million in 2029. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	December 31, 2024	September 30, 2024
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	520	558
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	68	67
Other(a)	(7)	(8)
Long-term debt (less debt issuance costs)	$1,313	$1,349

(a)
Other includes $11 million and $12 million of debt issuance costs as of December 31, 2024 and September 30, 2024, respectively.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of December 31, 2024: zero in 2025 and 2026, $4 million in 2027, $520 million in 2028, $97 million in 2029, and zero in 2030.

Accounts Receivable Facilities and Off-Balance Sheet Arrangements

Ashland continues to maintain its U.S. Accounts Receivable Sales Program, which was entered into during fiscal 2021, and its Foreign Accounts Receivable Sales Program, which was entered into during fiscal 2024. Under these programs, Ashland accounts for the accounts receivable transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the accounts receivable. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Condensed Consolidated Cash Flows. Losses on sale of accounts receivable, including related transaction expenses are recorded within the net interest and other expense (income) caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the accounts receivable that serves as over-collateralization as a restricted asset.

U.S. Accounts Receivable Sales Program

Ashland recognized a loss of $1 million and less than $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $64 million in sales at December 31, 2024 against the buyer’s limit, which was $64 million at December 31, 2024 compared to $71 million of sales at September 30, 2024 against the buyer's limit, which was $71 million at September 30, 2024. Ashland transferred $78 million and $85 million in accounts receivable to the special purpose entity as of December 31, 2024 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of December 31, 2024 and September 30, 2024 of less than $1 million.

As of December 31, 2024 and 2023, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $95 million and $85 million, respectively, of which $102 million and $77 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $7 million and $8 million for the three months ended December 31, 2024 and 2023, respectively, represents the impact of a net reduction and a net increase in accounts receivable sales volume during each period, respectively.

Foreign Accounts Receivable Sales Program

Ashland recognized a loss of less than $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $92 million in sales at December 31, 2024 against the buyer’s limit, which was $92 million at December 31, 2024 compared to $104 million of sales at September 30, 2024 against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $128 million and $155 million in accounts receivable to the special purpose entity as of December 31, 2024 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of December 31, 2024 and September 30, 2024 of less than $1 million.

As of December 31, 2024 and 2023, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $71 million and $102 million, respectively, of which $84 million and zero million were collected. The difference between accounts receivable transferred and derecognized versus collected of $13 million and $102 million for the three months ended December 31, 2024 and 2023, respectively, represents the impact of a net reduction and a net increase in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. As of December 31, 2024, the program has not yet been offered to suppliers for utilization.

Available borrowing capacity and liquidity

The borrowing capacity remaining under current credit agreement (the “2022 Credit Agreement”) was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of December 31, 2024. Ashland's total borrowing capacity at December 31, 2024, was $596 million.

Ashland had zero of available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of December 31, 2024.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2024, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. At December 31, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.5.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At December 31, 2024, Ashland’s calculation of the interest coverage ratio was 7.6.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended
		December 31
(In millions)	Location	2024	2023
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$3	$4
Operating lease cost	Cost of Sales	3	3
Variable lease cost	Selling, General & Administrative	1	1
Variable lease cost	Cost of Sales	2	1
Short-term leases	Cost of Sales	1	1
Total lease cost		$10	$10

(a)
Includes a $1 million charge for the impairment of an abandoned right of use office building asset for the three months ended December 31, 2023.

Right-of-use assets exchanged for new operating lease obligations were zero and $1 million for the three months ended December 31, 2024 and 2023, respectively.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended
	December 31
(In millions)	2024	2023
Operating cash flows from operating leases	$7	$7

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 21% for the three months ended December 31, 2024.

The current quarter's tax rate was impacted by jurisdictional income mix as well as a net $8 million from unfavorable tax discrete items primarily related to final regulations issued in the United States during the quarter impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

Prior fiscal year

The overall effective tax rate was a benefit of 600% for the three months ended December 31, 2023. The quarter tax rate was impacted by jurisdictional income mix, as well as net $24 million from favorable tax discrete items primarily related to changes in foreign tax reform related activity.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the three months ended December 31, 2024.

(In millions)
Balance at October 1, 2024	$65
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	1
Increases related to positions taken in the prior year	1
Settlements	(1)
Balance at December 31, 2024	$64

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $2 million and $4 million for continuing operations. For the remaining balance as of December 31, 2024, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The post-retirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as of December 31, 2024. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024.

Plan contributions

For the three months ended December 31, 2024, Ashland contributed $1 million to its non-U.S. pension plans and $3 million to its U.S. pension plans. Ashland expects to make additional contributions of $3 million to its U.S. pension plans and $4 million to its non-U.S. pension plans during the remainder of fiscal 2025.

Components of net periodic benefit costs

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
	Three months ended December 31		Three months ended December 31
(In millions)	2024	2023	2024	2023
Service cost	$1	$1	$—	$—
Interest cost	3	3	—	1
Expected return on plan assets	(2)	(2)	—	—
Curtailment loss	1	—	—	—
Total net periodic benefit costs	$3	$2	$—	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other segment, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which resulted in expense of $2 million for both the three months ended December 31, 2024 and 2023.

NOTE L – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result from indemnification obligations undertaken in 1990 in connection with the sale of Riley and the acquisition of Hercules in November 2008. Although Riley, a former subsidiary, was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. Hercules, an indirect wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products sold by one of Hercules’ former subsidiaries to a limited industrial market.

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follow:

	Three months ended
	December 31		Years ended September 30
(In thousands)	2024	2023	2024	2023	2022
Open claims - beginning of year	41	42	42	44	46
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(1)	(2)	(3)	(3)
Open claims - end of period	41	42	41	42	44

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2024, it was determined that the liability for Ashland asbestos-related claims should be increased by $24 million. Total reserves for asbestos claims were $264 million and $274 million at December 31, 2024 and September 30, 2024, respectively.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2024	2023	2024	2023	2022
Asbestos reserve - beginning of year	$274	$281	$281	$305	$320
Reserve adjustment	—	—	24	9	16
Amounts paid	(10)	(10)	(31)	(33)	(31)
Asbestos reserve - end of period(a)	$264	$271	$274	$281	$305

(a)
Includes $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2024 and September 30, 2024.

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

At December 31, 2024 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $96 million (excluding the Hercules receivable for asbestos claims discussed below) and $97 million, respectively. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $11 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2024	2023	2024	2023	2022
Insurance receivable - beginning of year	$97	$95	$95	$101	$100
Receivable adjustment(a)	—	—	11	3	7
Amounts collected	(1)	(2)	(9)	(9)	(6)
Insurance receivable - end of period(b)	$96	$93	$97	$95	$101

(a)
The total allowance for credit losses was $1 million at of December 31, 2024 and September 30, 2024.
(b)
Includes $9 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

Hercules asbestos-related litigation

Hercules has liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Hercules’ asbestos claims activity follows:

	Three months ended
	December 31		Years ended September 30
(In thousands)	2024	2023	2024	2023	2022
Open claims - beginning of year	12	12	12	11	12
New claims filed	—	—	1	1	1
Claims dismissed	(1)	—	(1)	—	(2)
Open claims - end of period	11	12	12	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2024, it was determined that the liability for Hercules asbestos-related claims should be increased by $14 million. Total reserves for asbestos claims were $182 million and $185 million at December 31, 2024 and September 30, 2024, respectively.

A progression of activity in the asbestos reserve is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2024	2023	2024	2023	2022
Asbestos reserve - beginning of year	$185	$191	$191	$213	$217
Reserve adjustments	—	—	14	(2)	15
Amounts paid	(3)	(5)	(20)	(20)	(19)
Asbestos reserve - end of period(a)	$182	$186	$185	$191	$213

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

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

As of December 31, 2024 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $48 million and $50 million, respectively. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a increase of $6 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2024	2023	2024	2023	2022
Insurance receivable - beginning of year	$50	$47	$47	$52	$47
Receivable adjustment(a)	—	—	6	(3)	7
Amounts collected	(2)	(1)	(3)	(2)	(2)
Insurance receivable - end of period(b)	$48	$46	$50	$47	$52

(a)
The total allowance for credit losses was $1 million at December 31, 2024 and September 30, 2024.
(b)
Includes $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $410 million for the Ashland asbestos-related litigation (current reserve of $264 million) and approximately $276 million for the Hercules asbestos-related litigation (current reserve of $182 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2024, such locations included 53 sites where Ashland has been identified as a potentially responsible party under

Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $216 million and $221 million at December 31, 2024 and September 30, 2024, respectively, of which $159 million and $164 million at December 31, 2024 and September 30, 2024, respectively, were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Three months ended
	December 31
(In millions)	2024	2023
Reserve - beginning of period	$221	$214
Disbursements	(6)	(11)
Revised obligation estimates and accretion	1	4
Reserve - end of period	$216	$207

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2024 and September 30, 2024, Ashland’s recorded receivables for these probable insurance recoveries were $12 million and $13 million, respectively, of which $11 million at December 31, 2024 and September 30, 2024, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended
	December 31
(In millions)	2024	2023
Environmental expense	$1	$4
Legal expense	1	1
Total expense	2	5

Insurance receivable	(1)	(1)
Total expense, net of receivable activity(a)	$1	$4

(a)
Net expense of zero and $1 million for the three months ended December 31, 2024 and 2023, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations, net of income taxes caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $475 million. The largest reserve for any site is 21% of the remediation reserve as of December 31, 2024.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2024.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at December 31, 2024 and 2023. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended
	December 31
(In millions, except per share data)	2024	2023
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$(166)	$28
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	47	51
Share based awards convertible to common shares	—	—
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	47	51
EPS from continuing operations
Basic	$(3.51)	$0.54
Diluted(a)	(3.51)	0.54

(a)
As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2024, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2024 and September 30, 2024, $620 million remained available for repurchase under the 2023 Stock Repurchase Program.

There was no stock repurchase activity during the three months ended December 31, 2024. The following table provides the common stock repurchase activity for the three months ended December 31, 2023:

(In millions, except per share data)
Number of shares repurchased	1.20
Weighted-average price per share(a)	$80.78
Aggregate purchase price(a)	$100
Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Dividends of 40.5 cents and 38.5 cents per share were paid in the first quarters of fiscal 2025 and 2024, respectively.

Accumulated other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2024			2023
(In millions)	Before tax	Tax benefit	Net of tax	Before tax	Tax benefit	Net of tax
Three months ended December 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(95)	$1	$(94)	$54	$—	$54
Unrealized gain (loss) on commodity hedges	1	—	1	(1)	—	(1)
Total other comprehensive income (loss)	$(94)	$1	$(93)	$53	$—	$53

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions, except per share data)	2024	2023
Common stock and paid in capital
Balance, beginning of period	$1	$5
Common shares issued under stock incentive and other plans(a)	1	(2)
Common shares purchased under repurchase program(b)(c)	—	(2)
Balance, end of period	2	1
Retained earnings
Balance, beginning of period	3,315	3,595
Net income (loss)	(165)	26
Regular dividends	(19)	(20)
Common shares purchased under repurchase program(b)(c)	—	(99)
Balance, end of period	3,131	3,502
Accumulated other comprehensive income (loss)
Balance, beginning of period	(448)	(503)
Unrealized translation gain (loss)	(94)	54
Unrealized gain (loss) on commodity hedges	1	(1)
Balance, end of period	(541)	(450)
Total stockholders' equity	$2,592	$3,053
Cash dividends declared per common share	$0.405	$0.385

(a)
Common stock issued were 75,408 and 78,349 for the three months ended December 31, 2024 and 2023, respectively. Includes $3 million for both the three months ended December 31, 2024 and 2023 associated with stock-based compensation employee withholding taxes.
(b)
Common stock repurchased were 1,238,212 for the three months ended December 31, 2023.
(c)
Includes $1 million in excise tax on common stock repurchases for the three months ended December 31, 2023. Ashland paid a total of $100 million for the three months ended December 31, 2023 for common stock repurchases.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2024(a)	2023(b)
Nonvested stock awards	$3	$4
Performance share awards	1	(3)
	$4	$1

(a)
Included $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2024, and $1 million income related to cash-settled performance units during the three months ended December 31, 2024.
(b)
Included less than $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2023, and $1 million of income related to cash-settled performance units during the three months ended December 31, 2023.

NOTE P – REVENUE

Disaggregation of revenue

Ashland disaggregates its revenue by reportable segment and geographical region as Ashland believes these categories best depict how management reviews the financial performance of its operations. Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation. See the following tables for details. See Note Q of the Notes to the Condensed Consolidated Financial Statements for additional information.

Sales by geography
	Three months ended
	December 31
(In millions)	2024	2023
Life Sciences
North America	$23	$67
Europe	50	63
Asia Pacific	46	51
Latin America & other	15	19
	$134	$200

	Three months ended
	December 31
(In millions)	2024	2023
Personal Care
North America	$40	$40
Europe	45	47
Asia Pacific	31	25
Latin America & other	18	17
	$134	$129

	Three months ended
	December 31
(In millions)	2024	2023
Specialty Additives
North America	$40	$42
Europe	34	40
Asia Pacific	34	34
Latin America & other	7	6
	$115	$122

	Three months ended
	December 31
(In millions)	2024	2023
Intermediates
North America	$23	$25
Europe	5	4
Asia Pacific	3	3
Latin America & other	2	1
	$33	$33

For the three months ending December 31, 2024, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 38% of total consolidated sales and polyvinylpyrrolidones (PVP) representing 25% of total consolidated sales.

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $128 million and $206 million as of December 31, 2024 and September 30, 2024, respectively. See Note H of the Notes to the Condensed Consolidated Financial Statements for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Operating income (loss) and EBITDA (EBITDA is defined as net income (loss), plus income tax benefit, net interest and other expense (income), and depreciation and amortization) are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate reportable segments to arrive at these reportable segments.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption of the Statement of Condensed Consolidated Comprehensive Income (loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis.

The following table presents various financial information for each reportable segment:

	Three months ended
	December 31
(In millions - unaudited)	2024	2023
SALES
Life Sciences	$134	$200
Personal Care	134	129
Specialty Additives	115	122
Intermediates	33	33
Intersegment sales(a)	(11)	(11)
	$405	$473
OPERATING INCOME (LOSS)
Life Sciences	$14	$32
Personal Care	11	2
Specialty Additives	(5)	(32)
Intermediates	3	7
Unallocated and other(b)	(202)	(27)
	$(179)	$(18)
DEPRECIATION EXPENSE
Life Sciences	$9	$9
Personal Care	8	9
Specialty Additives(c)	14	35
Intermediates	3	3
	$34	$56
AMORTIZATION EXPENSE
Life Sciences	$5	$7
Personal Care	10	11
Specialty Additives	2	3
Intermediates	—	—
	$17	$21
EBITDA(d)
Life Sciences	$28	$48
Personal Care	29	22
Specialty Additives	11	6
Intermediates	6	10
Unallocated and other	(202)	(27)
	$(128)	$59

	December 31	September 30
(In millions - unaudited)	2024	2024
TOTAL ASSETS
Life Sciences	$1,816	$1,778
Personal Care	717	950
Specialty Additives	1,323	1,516
Intermediates	124	127
Unallocated and other	1,251	1,274
	$5,231	$5,645

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $183 million impairment charge related to the Avoca business within the loss on acquisitions and divestitures, net for the three months ended December 31, 2024.
(c)
Depreciation includes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023.
(d)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

Ashland’s sales generated outside of North America were 72% and 66% for the three months ended December 31, 2024 and 2023, respectively. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31, were as follows:

Sales by Geography	2024	2023
North America(a)	28%	34%
Europe(a)	33%	33%
Asia Pacific	29%	24%
Latin America & other	10%	9%
	100%	100%

(a)
Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation.

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31, was as follows:

Sales by Reportable Segment	2024	2023
Life Sciences	33%	42%
Personal Care	33%	27%
Specialty Additives	28%	26%
Intermediates	6%	5%
	100%	100%

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

Other items

Restructuring programs

As previously announced, Ashland initiated a new $30 million restructuring plan to offset the impact from the Nutraceuticals sale, completed in fiscal 2024, and other portfolio optimization actions, which are expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026.

Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $60 million once fully achieved, including savings of $5 million in fiscal 2025.

Ashland is also continuing to execute its fiscal 2024 portfolio and plant optimization actions to further strengthen Ashland’s resilience and improve margins and returns.

The following table summarizes the impact of these restructuring actions:

	Three months ended
	December 31
(In millions)	2024	2023
Accelerated depreciation(a)	$—	$21
Restructuring, separation and other costs(b)	3	4
Other plant optimization costs(c)	3	—
	$6	$25

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(c)
Recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Avoca business

In December 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Avoca business to Mane SA. The transaction is expected to close during Ashland's fiscal second quarter, contingent on certain customary approvals and standard closing conditions.

Ashland recorded a $183 million impairment charge related to allocated goodwill, intangibles and property, plant and equipment within the loss on acquisitions and divestitures, net caption of the Statements of Condensed

Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended
	December 31
(In millions except per share data)	2024	2023	Change
Net income (loss)	$(165)	$26	$(191)
Diluted earnings per share net income (loss)(a)	(3.50)	0.51	(4.01)
Income (loss) from continuing operations	(166)	28	(194)
Diluted earnings per share income (loss) from continuing operations(a)	(3.51)	0.54	(4.05)
Operating loss	(179)	(18)	(161)
EBITDA(b)	(129)	34	(163)
Adjusted EBITDA(b)	61	70	(9)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	0.28	0.45	(0.17)

(a)
As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2024, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.
(b)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results current quarter

Ashland's net loss of $165 million ($3.50 diluted earnings per share) and net income of $26 million ($0.51 diluted earnings per share) included income from discontinued operations of $1 million ($0.01 diluted earnings per share) and a loss from discontinued operations of $2 million (loss of $0.03 diluted earnings per share) in the three months ended December 31, 2024 and 2023, respectively. Ashland's net loss, during the December 31, 2024 quarter, was primarily driven by a $183 million impairment charge related to the Avoca business.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating loss for the three months ended December 31, 2024 and 2023 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $191 million and $34 million for the three months ended December 31, 2024 and 2023, respectively, impacting continuing operations. Continuing operations was also impacted by unfavorable tax specific key items for discrete tax items totaling $8 million and favorable tax specific key items for discrete tax items totaling $24 million for the three months ended December 31, 2024 and 2023, respectively.

Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating loss was primarily driven by portfolio optimization actions, which includes volume impacts, and reduced pricing. This was partially offset by production volume recovery versus inventory corrective actions in the prior year. In addition, diluted earnings per share from continuing operations was also impacted by common stock reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 51 million diluted shares at December 31, 2023 to 47 million diluted shares at December 31, 2024.

Ashland’s Adjusted EBITDA was $61 million for the three months ended December 31, 2024 compared to $70 million for the three months ended December 31, 2023 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $9 million decrease in Adjusted EBITDA was primarily driven by portfolio optimization actions, which includes volume impacts, and reduced pricing. This was partially offset by production volume recovery versus inventory corrective actions in the prior year. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common stock repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended December 31
(In millions)	2024	2023	Change
Sales	$405	$473	$(68)

The following table provides a reconciliation of the change in sales for the three months ended December 31, 2024 from the three months ended December 31, 2023:

(In millions)
Sales change
Divestiture	$(39)
Volume	(18)
Price/mix	(10)
Foreign currency exchange	(1)
Change in sales	$(68)

Sales for the current quarter decreased $68 million compared to the prior year quarter. The decrease was driven by the unfavorable impact of divestitures, lower volume, unfavorable pricing and unfavorable foreign currency exchange. Portfolio optimization initiatives had an approximate $50 million impact on sales compared to the prior year quarter, primarily within divestiture and volume caption changes.

	Three months ended December 31
(In millions)	2024	2023	Change
Cost of sales	$294	$375	$(81)
Gross profit as a percent of sales	27.4%	20.7%

The following table provides a reconciliation of the change in cost of sales between the three months ended December 31, 2024 and 2023.

(In millions)
Cost of sales change
Operating Costs	$(39)
Divestiture	(33)
Volume	(11)
Foreign currency exchange	(1)
Price/mix	3
Change in cost of sales	$(81)

Cost of sales for the current quarter decreased $81 million compared to the prior year quarter. The decrease was primarily driven by lower operating costs, the favorable impact of divestitures, lower sales volume, and favorable foreign exchange currency, which was partially offset by unfavorable pricing and $3 million of other plant optimization costs. Gross profit as a percentage of sales increased 6.7% primarily due to production volume recovery versus inventory corrective actions and accelerated depreciation in the prior year.

	Three months ended December 31
(In millions)	2024	2023	Change
Selling, general and administrative expense	$78	$83	$(5)
As a percent of sales	19.3%	17.5%

Selling, general and administrative expense for the current quarter decreased $5 million compared to the prior year quarter with expenses as a percent of sales increasing 1.7%. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$1 million and $4 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L of the Notes to the Condensed Consolidated Financial Statements for more information);
•
Expense of $3 million and $4 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively;
•
Expense of $5 million related to the devaluation of the currency in Argentina in the prior year; and
•
Higher variable compensation expenses (including stock-based compensation) between periods.

	Three months ended December 31
(In millions)	2024	2023	Change
Research and development expense	$13	$12	$1

Research and development expense is generally consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2024	2023	Change
Intangibles amortization expense	$17	$21	$(4)

The lower intangibles amortization expense in the current quarter is driven by the impact of amortization related to the divested Nutraceuticals business in the prior year quarter.

	Three months ended December 31
(In millions)	2024	2023	Change
Equity and other income	$1	$2	$(1)

Equity and other income is generally consistent with the prior year quarter.

	Three months ended December 31
(In millions)	2024	2023	Change
Loss on acquisitions and divestitures, net	$(183)	$(2)	$(181)

Ashland recorded a $183 million impairment charge associated with the Avoca business during the current quarter. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended December 31
(In millions)	2024	2023	Change
Net interest and other expense (income)
Interest expense	$15	$13	$2
Interest income	(2)	(3)	1
Expense (income) from restricted investments	12	(36)	48
Other financing costs	3	2	1
	$28	$(24)	$52

Net interest and other expense (income) increased by $52 million during the current quarter compared to the prior year quarter. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments expense of $12 million and income of $36 million included realized losses of $17 million compared to gains of $31 million for the three months ended December 31, 2024 and 2023, respectively. See Note E of the Notes to the Condensed Consolidated Financial Statements for more information on the restricted investments.

	Three months ended December 31
(In millions)	2024	2023	Change
Other net periodic benefit loss	$2	$2	$—

Other net periodic benefit loss for the three months ended December 31, 2024 primarily included interest cost of $3 million and a $1 million loss on curtialment partially offset by expected return on plan assets of $2 million. Other net periodic benefit loss for the three months ended December 31, 2023 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $2 million. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended December 31
(In millions)	2024	2023	Change
Income tax benefit	$(43)	$(24)	$(19)
Effective tax rate	21%	-600%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 21% for the three months ended December 31, 2024 and was primarily impacted by jurisdictional income mix as well as a net $8 million from unfavorable tax discrete items primarily related to final regulations issued in the United States during the quarter impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

The overall effective tax rate was a benefit of 600% for the three months ended December 31, 2023 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $24 million primarily related to changes in foreign tax reform related activity.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net loss and/or operating income (loss) which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP financial measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three months ended December 31, 2024 was significantly impacted by U.S. tax final regulation activity while the effective tax rate during the three months ended December 31, 2023 was significantly impacted by foreign tax reform related activity.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2024	2023
Income (loss) from continuing operations before income taxes	$(209)	$4
Key items (pre-tax)(a)	208	3
Adjusted income (loss) from continuing operations before income taxes	$(1)	$7

Income tax benefit	$(43)	$(24)
Income tax rate adjustments:
Tax effect of key items(b)	50	1
Tax specific key items:(c)
Uncertain tax positions	(1)	—
Other and tax reform related activity	(7)	24
Total income tax rate adjustments	42	25
Adjusted income tax expense (benefit)	$(1)	$1
Effective tax rate	21%	-600%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	Not meaningful	13%

(a)
See Adjusted EBITDA reconciliation table disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operation for a summary of the key items, before tax.
(b)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.
(c)
For additional information on the effect that these tax specific key items had on EPS, see the adjusted diluted EPS table disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2024	2023	Change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$—	$(3)	$3
Asbestos-related litigation	1	1	—
	$1	$(2)	$3

The activity for Performance Adhesives in the prior year represents subsequent adjustments that were made in conjunction with post-closing disputes and taxes. Asbestos activity in each quarter primarily relates to after-tax net adjustments to the asbestos reserves and receivables.

Other comprehensive income (loss)

	Three months ended December 31
(In millions)	2024	2023	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$(94)	$54	$(148)
Unrealized gain (loss) on commodity hedges	1	(1)	2
	$(93)	$53	$(146)

Total other comprehensive income (loss), net of tax, for the current quarter decreased $146 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended December 31, 2024 and 2023, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $94 million and gains of $54 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended December 31, 2024 and 2023, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $1 million and losses of $1 million for the three months ended December 31, 2024 and 2023, respectively.

Use of Non-GAAP Financial Measures

Ashland has included within this document the following non-GAAP financial measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net income (loss) or cash flows from operating activities as a measure of operating performance or cash flows:

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss), plus income tax benefit, net interest and other expense (income), and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income (loss) and operating loss. The adjustments Ashland makes to derive the non-GAAP financial measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income (loss) and operating loss and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its segments and provide continuity to investors for comparability purposes.

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

EBITDA and Adjusted EBITDA

EBITDA totaled loss of $129 million and income of $34 million for the three months ended December 31, 2024 and 2023, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Avoca impairment – During the three months ended December 31, 2024, Ashland entered into an agreement to sell substantially all of the net assets of its Avoca business. As a result, Ashland recorded a $183 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information;
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
•
Other plant optimization costs – During the three months ended December 31, 2024, Ashland incurred inventory adjustments and production costs associated with product line optimization actions;
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
•
Accelerated depreciation – As a result of product line optimization activities at a Specialty Additives manufacturing plant, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three months ended December 31, 2023. See Note D of the Notes to Condensed Consolidated Financial Statements for more information; and
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2023.

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income (loss) but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Loss on pension plan remeasurements – During the three months ended December 31, 2024, Ashland recognized a curtailment loss for pension plan remeasurement for defined benefit pension plan. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended
	December 31
(In millions)	2024	2023
Net income (loss)	$(165)	$26
Income tax benefit	(43)	(24)
Net interest and other expense (income)	28	(24)
Depreciation and amortization(a)	51	56
EBITDA	(129)	34
Loss (income) from discontinued operations, net of income taxes	(1)	2
Key items included in EBITDA:
Avoca business impairment	183	—
Restructuring, separation and other costs	3	4
Other plant optimization costs	3	—
Environmental reserve adjustments	1	4
Loss on pension plan remeasurements	1	—
Accelerated depreciation	—	21
Argentina currency devaluation impact	—	5
Total key items included in EBITDA	191	34
Adjusted EBITDA	$61	$70

Total key items included in EBITDA	$191	$34
Unrealized losses (gains) on securities	17	(31)
Total key items, before tax	$208	$3

(a)
Depreciation and amortization excludes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023, which is included as a key item within this table as a component of Adjusted EBITDA.

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the income (loss) from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the Adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income (loss) and/or operating income (loss) which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The Adjusted Diluted EPS for the income (loss) from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhances their ability to compare period-to-period financial results.

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized losses (gains) on securities – represents losses (gains) recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three months ended December 31, 2024 and 2023; and
•
Other and tax reform related activity – primarily represents tax specific key items associated with final tax regulations and tax reform related activity for the three months ended December 31, 2024 and 2023.

	Three months ended
	December 31
	2024	2023
Diluted EPS from continuing operations (as reported)	$(3.51)	$0.54
Key items, before tax:
Avoca business impairment	3.89	—
Unrealized losses (gains) on securities	0.35	(0.60)
Restructuring, separation and other costs	0.06	0.08
Other plant optimization costs	0.06	—
Environmental reserve adjustments	0.02	0.08
Loss on pension plan remeasurements	0.02	—
Accelerated depreciation	—	0.41
Argentina currency devaluation impact	—	0.10
Key items, before tax	4.40	0.07
Tax effect of key items(a)	(1.07)	(0.02)
Key items, after tax	3.33	0.05
Tax specific key items:
Restructuring and separation activity	0.02	—
Other and tax reform related activity	0.15	(0.47)
Tax specific key items(b)	0.17	(0.47)
Total key items	3.50	(0.42)
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$(0.01)	$0.12
Amortization expense adjustment (net of tax)(c)	$0.29	$0.33
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$0.28	$0.45

(a)
Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)
Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of tax specific key items. For additional explanation of these tax specific key items, see the income tax benefit discussion within the Statements of Condensed Consolidated Comprehensive Income (Loss) caption review section above.
(c)
Amortization expense adjustment (net of tax) tax rates were 21% and 20% for the three months ended December 31, 2024 and 2023, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis.

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment:

	Three months ended
	December 31
(In millions - unaudited)	2024	2023	Change
SALES
Life Sciences	$134	$200	$(66)
Personal Care	134	129	5
Specialty Additives	115	122	(7)
Intermediates	33	33	—
Intersegment sales(a)	(11)	(11)	—
	$405	$473	$(68)
OPERATING INCOME (LOSS)
Life Sciences	$14	$32	$(18)
Personal Care	11	2	9
Specialty Additives	(5)	(32)	27
Intermediates	3	7	(4)
Unallocated and other (b)	(202)	(27)	(175)
	$(179)	$(18)	$(161)
DEPRECIATION EXPENSE
Life Sciences	$9	$9	$—
Personal Care	8	9	(1)
Specialty Additives(c)	14	35	(21)
Intermediates	3	3	—
	$34	$56	$(22)
AMORTIZATION EXPENSE
Life Sciences	$5	$7	$(2)
Personal Care	10	11	(1)
Specialty Additives	2	3	(1)
Intermediates	—	—	—
	$17	$21	$(4)
EBITDA(d)
Life Sciences	$28	$48	$(20)
Personal Care	29	22	7
Specialty Additives	11	6	5
Intermediates	6	10	(4)
Unallocated and other	(202)	(27)	(175)
	$(128)	$59	$(187)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $183 million impairment charge related to the Avoca business within the loss on acquisitions and divestitures, net for the three months ended December 31, 2024.
(c)
Depreciation includes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023.
(d)
Excludes income (loss) from discontinued operations and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Sales change
Divestiture	$(39)
Volume	(22)
Price/mix	(4)
Foreign Currency	(1)
$(66)

The following table provides a reconciliation of the change in operating income for the Life Sciences reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Operating income change
Volume	$(9)
Divestiture	(8)
Price/mix	(3)
Cost	2
$(18)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. Life Sciences had no key items for the three months ended December 31, 2024 or 2023.

	Life Sciences
	Three months ended December 31
(In millions)	2024	2023	Change
Operating income	$14	$32	$(18)
Depreciation and amortization	14	16	(2)
EBITDA	$28	$48	(20)
Operating income as a percent of sales	10.4%	16.0%	-560 bps
EBITDA as a percent of sales	20.9%	24.0%	-310 bps

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Life Sciences' sales, operating income and EBITDA decreased in the current quarter due to lower volume, including the effects of portfolio optimization activities, the divestiture of the Nutraceuticals business, unfavorable pricing and unfavorable foreign currency exchange partially offset by lower costs.

Personal Care

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household solutions. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. In December 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Avoca business to Mane SA. The transaction is expected to close during Ashland's fiscal second quarter, contingent on certain customary regulatory approvals and standard closing conditions. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Sales change
Volume	$5
$5

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Operating income change
Cost	$4
Volume	2
Divestiture (site closure)	2
Price/mix	1
$9

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. The key items for Personal Care for the three months ended December 31, 2024 related to $1 million of plant optimization costs. Personal Care had no key items for the three months ended December 31, 2023.

	Personal Care
	Three months ended December 31
(In millions)	2024	2023	Change
Operating income	$11	$2	$9
Depreciation and amortization	18	20	(2)
EBITDA	$29	$22	7
Other plant optimization costs	1	—	1
Adjusted EBITDA	$30	$22	$8
Operating income as a percent of sales	8.2%	1.6%	660 bps
Adjusted EBITDA as a percent of sales	22.4%	17.1%	530 bps

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Personal Care's sales increased in the current quarter primarily due to higher volume while operating income and EBITDA increased in the current quarter primarily due to higher volume and lower costs.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Sales change
Volume	$(5)
Price/mix	(2)
$(7)

The following table provides a reconciliation of the change in operating loss for the Specialty Additives reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Operating loss change
Costs	$28
Price/mix	(1)
$27

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three months ended December 31, 2024 and 2023 related to $2 million in plant optimization costs and $21 million accelerated depreciation, respectively.

	Specialty Additives
	Three months ended December 31
(In millions)	2024	2023	Change
Operating income (loss)	$(5)	$(32)	$27
Depreciation and amortization(a)	16	17	(1)
EBITDA	11	(15)	26
Accelerated depreciation	—	21	(21)
Other plant optimization costs	2	—	2
Adjusted EBITDA	$13	$6	$7
Operating income as a percent of sales	-4.3%	-26.2%	2190 bps
Adjusted EBITDA as a percent of sales	11.3%	4.9%	640 bps

(a)
Depreciation and amortization excludes accelerated depreciation of $21 million for Specialty Additives for the three months ended December 31, 2023, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Specialty Additives sales for the quarter decreased primarily as a result of lower volume and unfavorable pricing while operating income and Adjusted EBITDA increased primarily due to lower costs as a result of higher production volumes when compared to the inventory corrective actions in the prior year which included accelerated depreciation.

Intermediates

Intermediates is comprised of the production of 1,4 butanediol (BDO) and related derivatives, including nmethylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Sales change
Price/mix	$(5)
Volume	5
$—

The following table provides a reconciliation of the change in operating income for the Intermediates reportable segment between the three months ended December 31, 2024 and 2023.

(In millions)
Operating income change
Price/mix	$(10)
Cost	4
Volume	2
$(4)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three months ended December 31, 2024 or 2023.

	Intermediates
	Three months ended December 31
(In millions)	2024	2023	Change
Operating income	$3	$7	$(4)
Depreciation and amortization	3	3	—
EBITDA	$6	$10	$(4)
Operating income as a percent of sales	9.1%	21.2%	-1210 bps
EBITDA as a percent of sales	18.2%	30.3%	-1210 bps

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Intermediates' sales for the quarter remained consistent while operating income and EBITDA decreased primarily due to unfavorable price/mix partially offset by lower costs and higher volume.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss between the three months ended December 31, 2024 and 2023.

	Unallocated and other
	Three months ended December 31
(In millions)	2024	2023	Change
Restructuring activities	$(3)	$(4)	$1
Environmental expenses	(1)	(4)	3
Loss on acquisitions and divestitures, net	(183)	(2)	(181)
Argentina currency devaluation impact	—	(5)	5
Other expenses (primarily governance and legacy expenses)	(15)	(12)	(3)
Total expense	$(202)	$(27)	$(175)

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Unallocated and other recorded expense of $202 million and $27 million for the three months ended December 31, 2024 and 2023, respectively. The current and prior year quarter included expense of $3 million and $4 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current quarter and prior year quarter included $1 million and $4 million for environmental expenses, respectively.

The remaining items included losses of $183 million, related to the Avoca business impairment, and $2 million from acquisitions and divestitures during the current and prior year quarter, respective, and expense of $5 million related to the devaluation of the currency in Argentina during the prior quarter.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. As of December 31, 2024, the program has not yet been offered to suppliers for utilization.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Three months ended
	December 31
(In millions)	2024	2023
Cash provided (used) by:
Operating activities from continuing operations	$(30)	$201
Investing activities from continuing operations	(18)	(26)
Financing activities from continuing operations	(22)	(139)
Discontinued operations	(10)	(14)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	1
Net increase (decrease) in cash and cash equivalents	$(81)	$23

Cash and cash equivalents decreased $81 million for the three months ended December 31, 2024 compared to an increase of $23 million for the three months ended December 31, 2023.

The $81 million decrease for the three months ended December 31, 2024 was primarily driven by payment of cash dividends and additions to property, plant and equipment of $19 million and $23 million, respectively. Operating cash flows from continuing operations were outflows of $30 million, while discontinued operations cash flows were outflows of $10 million.

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

The change in cash flows from operating activities from continuing operations was primarily driven by U.S. and Foreign Accounts Receivable Sales Program activity, $130 million negative impact between periods, as well as unfavorable working capital, approximately $113 million negative impact between periods, primarily related to changes in inventory and incentive compensation payouts between periods.

See the Statements of Condensed Consolidated Cash Flows for additional details.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2024	2023
Total cash flows provided (used) by operating activities from continuing operations	$(30)	$201
less:
Additions to property, plant and equipment	(23)	(36)
Free Cash Flow	(53)	165
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	7	(8)
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	13	(102)
Restructuring-related payments(c)	3	3
Environmental and related litigation payments(d)	4	8
Ongoing Free Cash Flow	$(26)	$66

Net income (loss)	$(165)	$26
Adjusted EBITDA(e)	$61	$70

Operating Cash Flow Conversion(f)	18%	773%
Ongoing Free Cash Flow Conversion(g)	-43%	94%

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
(e)
See Adjusted EBITDA reconciliation.
(f)
Operating Cash Flow Conversion is defined as Cash flows provided by operating activities from continuing operations divided by Net income (loss).
(g)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $644 million and $705 million as of December 31, 2024 and September 30, 2024, respectively. The $61 million decrease in working capital was driven by lower trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities), including sales of foreign accounts receivable under the Foreign Accounts Receivable Sales Programs, partially offset by an increase in refundable income taxes and current assets held for sale. See Note H of the Notes to the Condensed Consolidated Financial Statements for additional information on the Foreign Accounts Receivable Sales Programs. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 90% and 111% of current liabilities as as of December 31, 2024 and September 30, 2024, respectively. The decrease in Ongoing Free Cash Flows was driven by lower Adjusted EBITDA, higher variable compensation payouts and increased inventory reductions in the prior year due to inventory control measures during that period.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of:

	December 31	September 30
(In millions)	2024	2024
Cash and investment securities
Cash and cash equivalents	$219	$300
Restricted investments(a)	350	368

Unused borrowing capacity and liquidity
Revolving credit facility	596	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $233 million and $248 million related to the Asbestos trust and $117 million and $120 million related to the Environmental trust as of December 31, 2024 and September 30, 2024, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at December 31, 2024. In total, Ashland’s available liquidity position, which includes cash and the revolving credit facility, was $815 million at December 31, 2024, compared to $896 million at September 30, 2024. Ashland had zero available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs, respectively, as of December 31, 2024. Ashland also maintained $350 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	December 31	September 30
(In millions)	2024	2024
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,313	1,349
Total debt	$1,313	$1,349

(a)
Includes $11 million and $12 million of debt issuance cost discounts as of December 31, 2024 and September 30, 2024, respectively.

Debt as a percent of capital employed was 34% and 32% at December 31, 2024 and September 30, 2024, respectively. At December 31, 2024, Ashland’s total debt had an outstanding principal balance of $1,352 million, discounts of $28 million, and debt issuance costs of $11 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2025 and 2026, $4 million due in fiscal 2027, $520 million due in 2028, $97 million in 2029, and zero in 2030.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of December 31, 2024, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the "2022 Credit Agreement") contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2024, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2024, Ashland’s calculation of the consolidated net leverage ratio was 2.5.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2024, Ashland’s calculation of the consolidated interest coverage ratio was 7.6.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity decreased by $276 million since September 30, 2024 to $2,592 million at December 31, 2024. The decrease of $276 million was due to net loss of $165 million, $94 million of deferred translation losses, and dividends of $19 million partially offset by common stock issued of $1 million and $1 million for unrealized gains on commodity hedges.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2024, $620 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

There was no common stock repurchase activity during the three months ended December 31, 2024. The following table provides the common stock repurchase activity for the three months ended December 31, 2023:

(In millions, except per share data)
Number of shares repurchased	1.20
Weighted-average price per share(a)	$80.78
Aggregate purchase price(a)	$100
Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid dividends of 40.5 cents per share for the first quarter of fiscal 2024 and 38.5 cents per share in the first quarter of fiscal 2024.

Capital expenditures

Capital expenditures were $23 million for the three months ended December 31, 2024, compared to $36 million for the three months ended December 31, 2023.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2024.

OUTLOOK

Ashland continues to proactively drive performance by leveraging growth catalysts, such as expanding high-performing business lines into new markets and commercializing new technology platforms, while simultaneously accelerating cost savings and optimizing its portfolio through the planned sale of Avoca. This diversified strategy aims to drive growth and improve business mix while improving cost structure to ultimately support the company's full-year outlook.

As expected, the first quarter was seasonally slow. Aside from weaker demand in Europe and the effects of extended plant shutdowns, Ashland’s performance is generally aligned with planning assumptions. The company is monitoring a potential European recovery and trade policy shifts, but has not observed any market dynamics that would necessitate a revision of its outlook. Despite uncertainty surrounding potential trade policy changes, Ashland is well-prepared following the completion of its annual maintenance turnarounds.

Overall, Ashland continues to expect full fiscal year sales in the range of $1.90 billion to $2.05 billion and Adjusted EBITDA in the range of $430 million to $470 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2024 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2024, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2024, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of December 31, 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2024.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended December 31, 2024 was as follow:

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)(b)
October 1, 2024 to October 31, 2024	—	$—	—	$620
November 1, 2024 to November 30, 2024	—	—	—	620
December 1, 2024 to December 31, 2024	—	—	—	620
Total	—		—	$620

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2024, $620 million remained available for repurchase under this authorization.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Balance Sheets at December 31, 2024 and September 30, 2024; (iii) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2024 and December 31, 2023; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
January 29, 2025	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)