Form 10-Q
period 2025-03-31
ASHLAND INC.
filed 2025-05-01
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At March 31, 2025, there were 45,694,535 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2025	2024	2025	2024
Sales - Note P	$479	$575	$884	$1,048
Cost of sales	332	414	626	789
Gross profit	147	161	258	259

Selling, general and administrative expense	85	106	162	189
Research and development expense	14	14	28	26
Intangibles amortization expense - Note G	15	20	32	40
Equity and other income	—	—	1	2
Income (loss) on acquisitions and divestitures, net - Note B	18	—	(165)	(2)
Operating income (loss)	51	21	(128)	4

Net interest and other expense (income)	11	2	39	(21)
Other net periodic benefit loss - Note K	1	2	3	4
Income (loss) from continuing operations before income taxes	39	17	(170)	21
Income tax expense (benefit) - Note J	9	(104)	(34)	(128)
Income (loss) from continuing operations	30	121	(136)	149
Income (loss) from discontinued operations, net of income taxes - Note C	1	(1)	1	(2)
Net income (loss)	$31	$120	$(135)	$147

PER SHARE DATA
Basic earnings per share - Note M
Income (loss) from continuing operations	$0.63	$2.43	$(2.91)	$2.95
Income (loss) from discontinued operations	0.02	(0.01)	0.03	(0.04)
Net income (loss)	$0.65	$2.42	$(2.88)	$2.91

Diluted earnings per share - Note M
Income (loss) from continuing operations	$0.63	$2.40	$(2.91)	$2.92
Income (loss) from discontinued operations	0.02	(0.01)	0.03	(0.04)
Net income (loss)	$0.65	$2.39	$(2.88)	$2.88

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$31	$120	$(135)	$147
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	49	(27)	(45)	27
Unrealized gain on commodity hedges	2	1	3	—
Other comprehensive income (loss) - Note N	51	(26)	(42)	27
Comprehensive income (loss)	$82	$94	$(177)	$174

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2025	September 30 2024
ASSETS
Current assets
Cash and cash equivalents	$168	$300
Accounts receivable, net(a) - Note H	226	243
Inventories - Note F	542	545
Other assets	139	107
Total current assets	1,075	1,195
Noncurrent assets
Property, plant and equipment
Cost	3,261	3,316
Accumulated depreciation	2,041	2,013
Net property, plant and equipment	1,220	1,303
Goodwill - Note G	1,356	1,381
Intangibles - Note G	580	751
Operating lease assets, net - Note I	98	114
Restricted investments - Note E	272	295
Asbestos insurance receivable, net(b) - Note L	126	132
Deferred income taxes	241	210
Other assets	265	264
Total noncurrent assets	4,158	4,450
Total assets	$5,233	$5,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt - Note H	$50	$—
Trade and other payables	185	214
Accrued expenses and other liabilities	209	256
Current operating lease obligations - Note I	19	20
Total current liabilities	463	490
Noncurrent liabilities
Long-term debt - Note H	1,336	1,349
Asbestos litigation reserve - Note L	391	414
Deferred income taxes	29	29
Employee benefit obligations - Note K	110	110
Operating lease obligations - Note I	82	99
Other liabilities	263	286
Total noncurrent liabilities	2,211	2,287
Commitments and contingencies - Note L
Stockholders’ equity - Note N	2,559	2,868

Total liabilities and stockholders' equity	$5,233	$5,645

(a)
Accounts receivable, net includes an allowance for credit losses of $2 million at both March 31, 2025 and September 30, 2024.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both March 31, 2025 and September 30, 2024.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2025	2024
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(135)	$147
Loss (income) from discontinued operations, net of income taxes	(1)	2
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	111	160
Original issue discount and debt issuance costs amortization	3	3
Deferred income taxes	1	(136)
Gain from sales of property and equipment	(11)	—
Income from affiliates	(1)	—
Stock based compensation expense	9	7
Loss (income) from restricted investments	7	(47)
Income on divestitures, net	(7)	—
Impairment charges	183	—
Pension contributions	(7)	(11)
Loss on pension plan remeasurements	1	—
Change in operating assets and liabilities	(174)	130
Total cash flows provided (used) by operating activities from continuing operations	(21)	255
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(44)	(70)
Proceeds from disposal of property, plant and equipment	11	—
Proceeds from sale of operations	16	—
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(8)	(5)
Reimbursements from restricted investments	25	37
Proceeds from sale of securities	24	20
Purchases of securities	(24)	(20)
Other investing cash flows	—	(10)
Total cash flows used by investing activities from continuing operations	(1)	(49)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	(100)	(100)
Proceeds from (repayment of) short-term debt	50	(16)
Cash dividends paid	(38)	(39)
Stock based compensation employee withholding taxes paid in cash	(3)	(4)
Total cash flows used by financing activities from continuing operations	(91)	(159)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(113)	47
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(18)	(27)
Total cash used by discontinued operations	(18)	(27)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132)	22
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	300	417
CASH AND CASH EQUIVALENTS - END OF PERIOD	$168	$439

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 18, 2024. Results of operations for the period ended March 31, 2025, are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

NOTE B – DIVESTITURES

Avoca business sale

During the three months ended March 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were approximately $16 million, net of transaction costs.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of zero for the three months ended March 31, 2025 and $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) for the six months ended March 31, 2025, within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025. See Note J of the Notes to the Condensed Consolidated Financial Statements for additional details. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

Other corporate assets

During the three months ended March 2025, Ashland completed the sale of a land property with a net book value of zero. Ashland received net proceeds and recorded a pre-tax gain of $11 million within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

NOTE C – DISCONTINUED OPERATIONS

Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and income tax items have been recorded within the income (loss) from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss) for all periods presented.

Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these divestitures may continue in future periods in the income (loss) from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and six months ended March 31, 2025 and 2024:

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

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$(1)	$—	$(1)	$(3)
Composites/Marl facility	—	(2)	—	(1)
Valvoline	2	2	2	2
Distribution	—	(1)	—	—
	$1	$(1)	$1	$(2)

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

During the three and six months ended March 31, 2025, Ashland incurred $13 million of accelerated depreciation for product line optimization activities associated with a Life Sciences manufacturing facility, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. This program continued into fiscal 2024 and 2025. During the three and six months ended March 31, 2024, Ashland incurred $27 million and $49 million, respectively, of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

The following tables detail the amount of restructuring severance expense related to these programs.

	Three months ended March 31, 2025		Three months ended March 31, 2024
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$8	$(5)	$—	$—
2023 Restructuring program	—	(8)	18	(1)
Total	$8	$(13)	$18	$(1)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024.

	Six months ended March 31, 2025		Six months ended March 31, 2024
(In millions)	Severance expense (income)(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$12	$(6)	$—	$—
2023 Restructuring program	(2)	(9)	21	(4)
Total	$10	$(15)	$21	$(4)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2025 and 2024.

The following table details at March 31, 2025 the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2024(a)	$—	$18
Restructuring reserve	12	(2)
Utilization (cash paid)	(6)	(9)
Balance at March 31, 2025(a)	$6	$7

(a)
The restructuring severance liability associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2025:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$168	$168	$168	$—	$—
Restricted investments(a)(b)	345	345	345	—	—
Investment of captive insurance company(c)	9	9	9	—	—
Commodity derivatives(d)	3	3	—	3	—
Total assets at fair value	$525	$525	$522	$3	$—

(a)
Includes $272 million within restricted investments and $73 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $222 million related to the Asbestos trust and $123 million related to the Environmental trust.
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

Restricted investments

Ashland maintains certain investments in Company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These securities were classified primarily as noncurrent restricted investment assets, with $73 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both March 31, 2025 and September 30, 2024.

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2025
Demand deposit	$5	$—	$—	$5
Equity mutual fund	121	44	—	165
Fixed income mutual fund	211	—	(36)	175
Fair value	$337	$44	$(36)	$345

September 30, 2024
Demand deposit	$5	$—	$—	$5
Equity mutual fund	124	56	—	180
Fixed income mutual fund	211	—	(28)	183
Fair value	$340	$56	$(28)	$368

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Investment income(a)	$3	$3	$8	$9
Net gains (losses)(a)	3	9	(14)	39
Funds restricted for specific transactions	8	—	8	5
Disbursements	(19)	(21)	(25)	(37)

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

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Foreign currency derivative gains (losses)	$12	$(2)	$(3)	$1

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	March 31	September 30
(In millions)	2025	2024
Foreign currency derivative assets	$—	$1
Notional contract values	114	125

Foreign currency derivative liabilities	$—	$1
Notional contract values	317	184

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net losses recognized within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Commodity derivative losses	$—	$(2)	$(1)	$(3)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	March 31	September 30
(In millions)	2025	2024
Commodity derivative assets	$3	$—
Notional contract values	11	3

Commodity derivative liabilities	$—	$2
Notional contract values	1	13

Other financial instruments

At March 31, 2025 and September 30, 2024, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,347 million and $1,361 million, respectively, compared to a fair value of $1,292 million and $1,327 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	March 31	September 30
(In millions)	2025	2024
Finished products	$391	$372
Raw materials, supplies and work in process	151	173
	$542	$545

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified during the three and six months ended March 31, 2025.

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2025:

	Life	Personal	Specialty
(In millions)	Sciences	Care(a)	Additives(a)	Intermediates(a)	Total
Balance at September 30, 2024	$822	$125	$434	$—	$1,381
Currency translation	(15)	(1)	(8)	—	(24)
Avoca business - divestiture(b)	—	(1)	—	—	(1)
Balance at March 31, 2025	$807	$123	$426	$—	$1,356

(a)
As of March 31, 2025 and September 30, 2024, there were accumulated impairments of $356 million, $174 million and $90 million related to the Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(b)
Ashland allocated $1 million to the Avoca disposal group during the six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

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

No indicators of impairment were identified during the three and six months ended March 31, 2025, other than the other intangible assets within the Avoca business. See Note B of the Notes to the Condensed Consolidated Financial Statements for further information.

Other intangible assets were comprised of the following as of:

	March 31, 2025			September 30, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names(a)	$72	$(37)	$35	$87	$(42)	$45
Intellectual property(b)	666	(609)	57	715	(613)	102
Customer and supplier relationships(c)	590	(380)	210	759	(433)	326
Total definite-lived intangibles	1,328	(1,026)	302	1,561	(1,088)	473

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,606	$(1,026)	$580	$1,839	$(1,088)	$751

(a)
Ashland allocated $7 million to the Avoca business during the six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.
(b)
Ashland allocated $29 million to the Avoca business during the six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.
(c)
Ashland allocated $98 million to the Avoca business during the six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.

Amortization expense recognized on intangible assets was $15 million and $20 million for the three months ended March 31, 2025 and 2024, respectively, and $32 million and $40 million for the six months ended March 31, 2025 and 2024, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $61 million in 2025 (includes six months actual and six months estimated), $57 million in 2026, $35 million in 2027, $33 million in 2028 and $26 million in 2029. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	March 31, 2025	September 30, 2024
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	541	558
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	70	67
Other(a)	43	(8)
Total debt	1,386	1,349
Short-term debt	50	—
Long-term debt (less debt issuance costs)	$1,336	$1,349

(a)
Other includes $11 million and $12 million of debt issuance costs as of March 31, 2025 and September 30, 2024, respectively. The current portion of the long-term debt was zero for both March 31, 2025 and September 30, 2024.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of March 31, 2025: zero in 2025 and 2026, $4 million in 2027, $541 million in 2028, $97 million in 2029, and zero in 2030.

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

U.S. Accounts Receivable Sales Program

Ashland recognized a loss of $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively, and $2 million and $2 million for the six months ended March 31, 2025 and 2024, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $60 million in sales at March 31, 2025 against the buyer’s limit, which was $60 million at March 31, 2025 compared to $71 million of sales at September 30, 2024 against the buyer's limit, which was $71 million at September 30, 2024. Ashland transferred $73 million and $85 million in accounts receivable to the special purpose entity as of March 31, 2025 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of March 31, 2025 and September 30, 2024 of less than $1 million.

As of March 31, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $189 million and $174 million, respectively, of which $200 million and $159 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $11 million and $15 million for the six months ended March 31, 2025 and 2024, respectively, represents the impact of a net reduction and a net increase in accounts receivable sales volume during each period, respectively.

Foreign Accounts Receivable Sales Program

Ashland recognized a loss of $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively, and $2 million and $2 million for the six months ended March 31, 2025 and 2024, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $117 million in sales at March 31, 2025 against the buyer’s limit, which was $117 million at March 31, 2025 compared to $104 million of sales at September 30, 2024 against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $152 million and $155 million in accounts receivable to the special purpose entity as of March 31, 2025 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of March 31, 2025 and September 30, 2024 of less than $1 million.

As of March 31, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $242 million and $122 million, respectively, of which $233 million and zero million were collected. The difference between accounts receivable transferred and derecognized versus collected of $9 million and $122 million for the six months ended March 31, 2025 and 2024, respectively, represents the impact of a net increase in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. As of March 31, 2025, the program is still in implementation with no active supplier participation.

Available borrowing capacity and liquidity

The borrowing capacity remaining under current credit agreement (the “2022 Credit Agreement”) was $546 million, which reflects reductions for utilization of $50 million of the $600 million Revolving Credit Facility and $4 million for letters of credit outstanding as of March 31, 2025.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of March 31, 2025.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2025, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. At March 31, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At March 31, 2025, Ashland’s calculation of the interest coverage ratio was 7.0.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended		Six months ended
		March 31		March 31
(In millions)	Location	2025	2024	2025	2024
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$3	$3	$6	$7
Operating lease cost	Cost of Sales	3	4	7	7
Variable lease cost	Selling, General & Administrative	1	2	2	3
Variable lease cost	Cost of Sales	2	1	4	2
Short-term leases	Cost of Sales	1	—	2	1
Total lease cost		$10	$10	$21	$20

(a)
Includes zero and $1 million charge for the impairment of an abandoned right of use office building asset for the three and six months ended March 31, 2024.

Right-of-use assets exchanged for new operating lease obligations were $1 million and $2 million for the three ended March 31, 2025 and 2024, respectively, and $2 million and $3 million for the six months ended March 31, 2025 and 2024, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Condensed Consolidated Balance Sheet as of March 31, 2024.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Operating cash flows from operating leases	$6	$7	$13	$14
Investing cash flows from finance leases	—	10	—	10

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 23% and 20% for the three and six months ended March 31, 2025, respectively.

The tax rate for the three months ended March 31, 2025 was primarily impacted by jurisdictional income mix. The tax rate for the six months ended March 31, 2025 was impacted by jurisdictional income mix, as well as a net $7 million from unfavorable tax discrete items primarily related to changes in foreign tax activity and final regulations issued in the United States impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

Prior fiscal year

The overall effective tax rate was a benefit of 612% and 610% for the three and six months ended March 31, 2024, respectively. The tax rate for the three months ended March 31, 2024 was impacted by jurisdictional income mix, as well as a net $102 million from favorable tax discrete items primarily related to changes in foreign tax activity. The tax rate for the six months ended March 31, 2024 was impacted by jurisdictional income mix, as well as net $126 million from favorable tax discrete items primarily related to changes in foreign tax activity.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2025.

(In millions)
Balance at October 1, 2024	$65
Decreases related to positions taken on items from prior years	(5)
Increases related to positions taken in the current year	2
Increases related to positions taken in the prior year	1
Balance at March 31, 2025	$63

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $2 million and $4 million for continuing operations. For the remaining balance as of March 31, 2025, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The post-retirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as of December 31, 2024. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2025.

Plan contributions

For the six months ended March 31, 2025, Ashland contributed $4 million to its U.S. pension plans and $3 million to its non-U.S. pension plans. Ashland expects to make additional contributions of $2 million to its U.S. pension plans and $2 million to its non-U.S. pension plans during the remainder of fiscal 2025.

Components of net periodic benefit costs

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2025	2024	2025	2024
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	3	2	1	1
Expected return on plan assets	(3)	(1)	—	—
Total net periodic benefit costs	$1	$2	$1	$1

Six months ended March 31
Service cost	$2	$1	$—	$—
Interest cost	6	7	1	1
Expected return on plan assets	(5)	(4)	—	—
Curtailment loss	1	—	—	—
Total net periodic benefit costs	$4	$4	$1	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which netted to expense of $1 million and $3 million for the three and six months ended March 31, 2025, respectively, and expense of $2 million and $4 million for the three and six months ended March 31, 2024, respectively.

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

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the income (loss) from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows:

	Six months ended
	March 31		Years ended September 30
(In thousands)	2025	2024	2024	2023	2022
Open claims - beginning of year	41	42	42	44	46
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(1)	(1)	(2)	(3)	(3)
Open claims - end of period	41	42	41	42	44

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2024, it was determined that the liability for Ashland asbestos-related claims should be increased by $24 million. Total reserves for asbestos claims were $256 million and $274 million at March 31, 2025 and September 30, 2024, respectively.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Asbestos reserve - beginning of year	$274	$281	$281	$305	$320
Reserve adjustment	—	—	24	9	16
Amounts paid	(18)	(18)	(31)	(33)	(31)
Asbestos reserve - end of period(a)	$256	$263	$274	$281	$305

(a)
Includes $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024.

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

At March 31, 2025 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $95 million (excluding the Hercules receivable for asbestos claims discussed below) and $97 million, respectively. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $11 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Insurance receivable - beginning of year	$97	$95	$95	$101	$100
Receivable adjustment(a)	—	—	11	3	7
Amounts collected	(2)	(4)	(9)	(9)	(6)
Insurance receivable - end of period(b)	$95	$91	$97	$95	$101

(a)
The total allowance for credit losses was $1 million at of March 31, 2025 and September 30, 2024.
(b)
Includes $9 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2025	2024	2024	2023	2022
Open claims - beginning of year	12	12	12	11	12
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(1)	—	(2)
Open claims - end of period	12	12	12	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2024, it was determined that the liability for Hercules asbestos-related claims should be increased by $14 million. Total reserves for asbestos claims were $180 million and $185 million at March 31, 2025 and September 30, 2024, respectively.

A progression of activity in the asbestos reserve is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Asbestos reserve - beginning of year	$185	$191	$191	$213	$217
Reserve adjustments	—	—	14	(2)	15
Amounts paid	(5)	(11)	(20)	(20)	(19)
Asbestos reserve - end of period(a)	$180	$180	$185	$191	$213

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024.

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

As of March 31, 2025 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $46 million and $50 million, respectively. In fiscal 2024, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a increase of $6 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Insurance receivable - beginning of year	$50	$47	$47	$52	$47
Receivable adjustment(a)	—	—	6	(3)	7
Amounts collected	(4)	(2)	(3)	(2)	(2)
Insurance receivable - end of period(b)	$46	$45	$50	$47	$52

(a)
The total allowance for credit losses was $1 million at March 31, 2025 and September 30, 2024.
(b)
Includes $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $410 million for the Ashland asbestos-related litigation (current reserve of $256 million) and approximately $276 million for the Hercules asbestos-related litigation (current reserve of $180 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2025, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 108 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $207 million and $221 million at March 31, 2025 and September 30, 2024, respectively, of which $150 million and $164 million at March 31, 2025 and September 30, 2024, respectively, were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Six months ended
	March 31
(In millions)	2025	2024
Reserve - beginning of period	$221	$214
Disbursements	(17)	(23)
Revised obligation estimates and accretion	3	7
Reserve - end of period	$207	$198

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At March 31, 2025 and September 30, 2024, Ashland’s recorded receivables for these probable insurance recoveries were $12 million and $13 million, respectively, of which $10 million and $11 million at March 31, 2025 and September 30, 2024, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Environmental expense	$2	$3	$3	$7
Legal expense	—	—	1	2
Total expense	2	3	4	9

Insurance receivable	—	—	(1)	(1)
Total expense, net of receivable activity(a)	$2	$3	$3	$8

(a)
Net expense of zero for the three and six months ended March 31, 2025 and zero and $1 million for the three and six months ended March 31, 2024, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations, net of income taxes caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $465 million. The largest reserve for any site is 22% of the remediation reserve as of March 31, 2025.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2025.

NOTE M – EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 1 million at March 31, 2025 and 2024. The majority of these shares are for warrants with a strike price of $128.66. Earnings per share is reported under the treasury stock method.

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2025	2024	2025	2024
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$30	$121	$(136)	$149
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	47	50	47	50
Share based awards convertible to common shares	—	1	—	1
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	47	51	47	51
EPS from continuing operations
Basic	$0.63	$2.43	$(2.91)	$2.95
Diluted(a)	0.63	2.40	(2.91)	2.92

(a)
As a result of the loss from continuing operations attributable to Ashland during the six months ended March 31, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the common stock repurchase activity:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	1.50	—	1.50	1.20
Weighted-average price per share(a)	$64.90	$—	$64.90	$80.78
Aggregate purchase price(a)	$100	$—	$100	$100
Program	2023 Stock Repurchase Program	NA	2023 Stock Repurchase Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Dividends of 40.5 cents per share were paid in the first and second quarters of fiscal 2025 and 38.5 cents per share were paid in the first two quarters of fiscal 2024.

Accumulated other comprehensive loss

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2025			2024
(In millions)	Before tax	Tax benefit (expense)	Net of tax	Before tax	Tax benefit	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$49	$—	$49	$(27)	$—	$(27)
Unrealized gain (loss) on commodity hedges	3	(1)	2	1	—	1
Total other comprehensive income (loss)	$52	$(1)	$51	$(26)	$—	$(26)

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(46)	$1	$(45)	$27	$—	$27
Unrealized gain (loss) on commodity hedges	4	(1)	3	—	—	—
Total other comprehensive income (loss)	$(42)	$—	$(42)	$27	$—	$27

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2025	2024	2025	2024
Common stock and paid in capital
Balance, beginning of period	$2	$1	$1	$5
Common shares issued under stock incentive and other plans(a)	5	5	6	3
Common shares purchased under repurchase program(b)(c)	(6)	—	(6)	(2)
Balance, end of period	1	6	1	6
Retained earnings
Balance, beginning of period	3,131	3,502	3,315	3,595
Net income (loss)	31	120	(135)	147
Regular dividends	(19)	(19)	(38)	(39)
Common shares purchased under repurchase program(b)(c)	(95)	—	(95)	(99)
Other	—	1	1	—
Balance, end of period	3,048	3,604	3,048	3,604
Accumulated other comprehensive income (loss)
Balance, beginning of period	(541)	(450)	(448)	(503)
Unrealized translation gain (loss)	49	(27)	(45)	27
Unrealized gain (loss) on commodity hedges	2	1	3	—
Balance, end of period	(490)	(476)	(490)	(476)
Total stockholders' equity	$2,559	$3,134	$2,559	$3,134
Cash dividends declared per common share	$0.405	$0.385	$0.810	$0.770

(a)
Common stock issued were 52,993 and 32,458 for the three months ended March 31, 2025 and 2024, respectively, and 128,401 and 110,807 for the six months ended March 31, 2025 and 2024, respectively. Includes zero and $1 million for the three months ended March 31, 2025 and 2024, respectively, and $3 million and $4 million for the six months ended March 31, 2025 and 2024, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common stock repurchased were 1,541,320 for the three and six months ended March 31, 2025, and zero and 1,238,212 for the three and six months ended March 31, 2024.
(c)
Includes $1 million in excise tax on common stock repurchases for both the three and six months ended March 31, 2025, and zero and $1 million for the three and six months ended March 31, 2024, respectively. Ashland paid a total of $100 million for the three and six months ended March 31, 2025 and zero and $100 million for the three and six months ended March 31, 2024, respectively, for common stock repurchases.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025(a)	2024(b)	2025(a)	2024(b)
Nonvested stock awards	$3	$3	$6	$7
Performance share awards	2	4	3	1
	$5	$7	$9	$8

(a)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2025, and zero and income of $1 million related to cash-settled performance units during the three and six months ended March 31, 2025.
(b)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2024, and $1 million of expense and zero related to cash-settled performance units during the three and six months ended March 31, 2024.

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

Sales by geography
	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Life Sciences
North America	$30	$73	$53	$140
Europe	69	72	119	136
Asia Pacific	53	57	99	107
Latin America & other	20	20	35	39
	$172	$222	$306	$422

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Personal Care
North America	$41	$45	$81	$85
Europe	59	69	104	116
Asia Pacific	30	31	60	57
Latin America & other	16	24	34	40
	$146	$169	$279	$298

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Specialty Additives
North America	$46	$46	$86	$88
Europe	48	63	82	103
Asia Pacific	33	40	67	74
Latin America & other	7	8	14	14
	$134	$157	$249	$279

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Intermediates
North America	$25	$27	$48	$52
Europe	6	6	11	10
Asia Pacific	4	6	8	9
Latin America & other	2	1	4	2
	$37	$40	$71	$73

For the six months ended March 31, 2025, Ashland had two product categories that represented 10% or greater of Ashland's total consolidated sales which were cellulosics representing 39% of total consolidated sales and polyvinylpyrrolidones (PVP) representing 24% of total consolidated sales.

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $189 million and $206 million as of March 31, 2025 and September 30, 2024, respectively. See Note H of the Notes to the Condensed Consolidated Financial Statements for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Operating income (loss) and EBITDA (EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other expense (income), and depreciation and amortization) are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate segments to arrive at these reportable segments.

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

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. The Avoca business was sold in March 2025.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis.

The following table presents various financial information for each reportable segment:

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2025	2024	2025	2024
SALES
Life Sciences	$172	$222	$306	$422
Personal Care	146	169	279	298
Specialty Additives	134	157	249	279
Intermediates	37	40	71	73
Intersegment sales(a)	(10)	(13)	(21)	(24)
	$479	$575	$884	$1,048
OPERATING INCOME (LOSS)
Life Sciences	$28	$50	$42	$82
Personal Care	28	25	39	28
Specialty Additives	7	(18)	2	(50)
Intermediates	(1)	9	2	16
Unallocated and other(b)	(11)	(45)	(213)	(72)
	$51	$21	$(128)	$4
DEPRECIATION EXPENSE
Life Sciences(c)	$22	$11	$31	$20
Personal Care	7	9	15	17
Specialty Additives(d)	13	40	27	77
Intermediates	3	3	6	6
	$45	$63	$79	$120
AMORTIZATION EXPENSE
Life Sciences	$4	$5	$8	$12
Personal Care	8	11	19	22
Specialty Additives	3	4	5	6
Intermediates	—	—	—	—
	$15	$20	$32	$40
EBITDA(e)
Life Sciences	$54	$66	$81	$114
Personal Care	43	45	73	67
Specialty Additives	23	26	34	33
Intermediates	2	12	8	22
Unallocated and other	(11)	(45)	(213)	(72)
	$111	$104	$(17)	$164

	March 31	September 30
(In millions - unaudited)	2025	2024
TOTAL ASSETS
Life Sciences	$1,876	$1,778
Personal Care	702	950
Specialty Additives	1,355	1,516
Intermediates	119	127
Unallocated and other	1,181	1,274
	$5,233	$5,645

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $8 million gain on sale for the three and six months ended March 31, 2025 and a $183 million impairment charge for the six months ended March 31, 2025, both related to the sale of the Avoca business within income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Depreciation includes accelerated depreciation of $13 million for Life Sciences for the three and six months ended March 31, 2025.
(d)
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

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission ("SEC"), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effect of announced or future tariff increases; the ongoing Ukraine/Russia and Israel/Hamas conflict on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 72% for both the three and six months ended March 31, 2025, and 69% and 68% for the three and six months ended March 31, 2024, respectively. Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2025	2024	2025	2024
North America(a)	28%	31%	28%	32%
Europe(a)	38%	37%	36%	35%
Asia Pacific	25%	23%	26%	24%
Latin America & other	9%	9%	10%	9%
	100%	100%	100%	100%

(a)
Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation.

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales was as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2025	2024	2025	2024
Life Sciences	35%	39%	36%	40%
Personal Care	31%	29%	30%	28%
Specialty Additives	28%	27%	28%	27%
Intermediates	6%	5%	6%	5%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

The March quarter saw increased regulatory activity, including the imposition of tariffs and evolving global trade policies, which have resulted in retaliatory measures on U.S. goods. The extent and duration of the tariffs and the resulting impact on general economic conditions and on Ashland are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for Ashland's products in affected markets. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, may make it difficult to operate optimally. Ashland continues to monitor the rapidly evolving tariff and global trade policies and is working to mitigate potential impacts on its business.

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

Other items

Restructuring programs

As previously announced, Ashland initiated a new $30 million pre-tax restructuring plan to offset the impact from the Nutraceuticals sale, completed in fiscal 2024, and other portfolio optimization actions, which are expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026.

Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $60 million once fully achieved, including savings of $5 million in fiscal 2025.

Ashland is also continuing to execute its fiscal 2024 portfolio and plant optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose (CMC), methylcellulose (MC), Nutraceuticals and Avoca portfolio optimization (collectively, Portfolio Optimization). Overall, these portfolio optimization actions reduced sales and operating income (loss) by approximately $67 million and $9 million, respectively, for the three months ended March 31, 2025 and approximately $117 million and $14 million, respectively, for the six months ended March 31, 2025 as compared to the prior year. Adjusted EBITDA was also reduced by $13 million and $21 million for the three and six months ended March 31, 2025, respectively, as compared to the prior year.

The following table summarizes the expense impact of these restructuring actions:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Accelerated depreciation(a)	$13	$27	$13	$49
Restructuring, separation and other costs(b)	8	20	11	24
Other plant optimization costs(a)	6	1	9	1
	$27	$48	$33	$74

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

Avoca business sale

During the three months ended March 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were approximately $16 million, net of transaction costs.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of zero for the three months ended March 31, 2025 and $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) for the six months ended March 31, 2025, within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025. See Note J of the Notes to the Condensed Consolidated Financial Statements for additional details. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended			Six months ended
	March 31			March 31
(In millions except per share data)	2025	2024	Change	2025	2024	Change
Net income (loss)	$31	$120	$(89)	$(135)	$147	$(282)
Diluted earnings per share net income (loss)(a)	0.65	2.39	(1.74)	(2.88)	2.88	(5.76)
Income (loss) from continuing operations	30	121	(91)	(136)	149	(285)
Diluted earnings per share income (loss) from continuing operations(a)	0.63	2.40	(1.77)	(2.91)	2.92	(5.83)
Operating income (loss)	51	21	30	(128)	4	(132)
EBITDA(b)	100	74	26	(30)	109	(139)
Adjusted EBITDA(b)	108	126	(18)	169	197	(28)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	0.99	1.27	(0.28)	1.26	1.71	(0.45)

(a)
As a result of the loss from continuing operations attributable to Ashland during the six months ended March 31, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.
(b)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results current quarter

Ashland's net income of $31 million ($0.65 diluted earnings per share) and $120 million ($2.39 diluted earnings per share) included income from discontinued operations of $1 million ($0.02 diluted earnings per share) and a loss from discontinued operations of $1 million (loss of $0.01 diluted earnings per share) in the three months ended March 31, 2025 and 2024, respectively.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating income for the three months ended March 31, 2025 and 2024 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $6 million and $42 million for the three months ended March 31, 2025 and 2024, respectively, impacting continuing operations. Continuing operations was also impacted by favorable tax specific key items for discrete tax items totaling $1 million and $105 million for the three months ended March 31, 2025 and 2024, respectively.

Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating income was primarily driven by portfolio optimization actions, which includes volume impacts, and lower organic sales. This was partially offset by favorable production costs and lower selling, administrative, research and development costs. In addition, diluted earnings per share from continuing operations was also impacted by common stock reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 51 million diluted shares at March 31, 2024 to 47 million diluted shares at March 31, 2025.

Ashland’s Adjusted EBITDA was $108 million for the three months ended March 31, 2025 compared to $126 million for the three months ended March 31, 2024 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $18 million decrease in Adjusted EBITDA was primarily driven by portfolio optimization actions, which includes volume impacts, and lower organic sales. This was partially offset by favorable production costs and lower selling, administrative, research and development costs. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common stock repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Sales	$479	$575	$(96)	$884	$1,048	$(164)

The following table provides a reconciliation of the change in sales for the three and six months ended March 31, 2025 and 2024:

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Sales change
Divestiture	$(41)	$(80)
Volume	(36)	(53)
Price/mix	(13)	(24)
Foreign currency exchange	(6)	(7)
Change in sales	$(96)	$(164)

Current Quarter - Sales for the current quarter decreased $96 million compared to the prior year quarter. The decrease was driven by the unfavorable impact of divestitures, lower volume, unfavorable pricing and unfavorable foreign currency exchange. Portfolio optimization initiatives had an approximate $67 million impact on sales compared to the prior year quarter, primarily within divestiture and volume caption changes.

Year-to-date - Sales for the current year decreased $164 million compared to the prior year period. The decrease was driven by the unfavorable impact of divestitures, lower volume, unfavorable pricing and unfavorable foreign currency exchange. Portfolio optimization initiatives had an approximate $117 million impact on sales compared to the prior year period, primarily within divestiture and volume caption changes.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Cost of sales	$332	$414	$(82)	$626	$789	$(163)
Gross profit as a percent of sales	30.7%	28.0%		29.2%	24.7%

The following table provides a reconciliation of the change in cost of sales between the three and six months ended March 31, 2025 and 2024:

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Cost of sales change
Divestiture	$(34)	$(66)
Operating costs	(19)	(60)
Volume	(30)	(42)
Foreign currency exchange	(3)	(4)
Price/mix	4	9
Change in cost of sales	$(82)	$(163)

Current Quarter - Cost of sales for the current quarter decreased $82 million compared to the prior year quarter. The decrease was primarily driven by the favorable impact of divestitures, lower sales volume, lower operating costs, and favorable foreign exchange currency, partially offset by unfavorable pricing. The current period operating costs were affected by $13 million of accelerated depreciation for product line optimization activities at a Life Sciences manufacturing plant and $6 million of other plant optimization costs while the prior year quarter included $27 million of accelerated depreciation for product line optimization activities at two Speciality Additives manufacturing plants and $1 million of other plant optimization costs. Gross profit as a percentage of sales increased 2.7% primarily due to production volume recovery versus inventory corrective actions and decreased accelerated depreciation compared to the prior year quarter.

Year-to-date - Cost of sales for the current year decreased $163 million compared to the prior year period. The decrease was primarily driven by the favorable impact of divestitures, lower operating costs, lower sales volume, and favorable foreign exchange currency, partially offset by unfavorable pricing. The current period operating costs were affected by $13 million of accelerated depreciation for product line optimization activities at a Life Sciences manufacturing plant and $9 million of other plant optimization costs while the prior year period included $49 million of accelerated depreciation for product line optimization activities at two Speciality Additives manufacturing plants and $1 million of other plant optimization costs. Gross profit as a percentage of sales increased 4.5% primarily due to production volume recovery versus inventory corrective actions and decreased accelerated depreciation compared to the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expense	$85	$106	$(21)	$162	$189	$(27)
As a percent of sales	17.7%	18.4%		18.3%	18.0%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $21 million compared to the prior year quarter with expenses as a percent of sales decreasing 0.7%. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$2 million and $3 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L of the Notes to the Condensed Consolidated Financial Statements for more information);

•
Expense of $8 million and $20 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively; and
•
Lower stock-based compensation expense, favorable currency exchange and the favorable impact of divestitures between periods.

Year-to-date - Selling, general and administrative expense for the current year decreased $27 million compared to the prior year period with expenses as a percent of sales increasing 0.3%. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
$3 million and $7 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L of the Notes to the Condensed Consolidated Financial Statements for more information);
•
Expense of $11 million and $24 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina in the prior period; and
•
Favorable currency exchange and the favorable impact of divestitures between periods.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Research and development expense	$14	$14	$—	$28	$26	$2

Current Quarter - Research and development expense is generally consistent with the prior year quarter.

Year-to-date - Research and development expense is generally consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Intangibles amortization expense	$15	$20	$(5)	$32	$40	$(8)

Current Quarter - The lower intangibles amortization expense in the current quarter is driven by the impact of amortization related to the divested Avoca business in the current quarter and Nutraceuticals business in the prior year quarter.

Year-to-date - The lower intangibles amortization expense in the current year is driven by the impact of amortization related to the divested Avoca business in the current year and Nutraceuticals business in the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Equity and other income	$—	$—	$—	$1	$2	$(1)

Current Quarter - Equity and other income was zero for the current and prior year quarter.

Year-to-date - Equity and other income is generally consistent with the prior year period.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Income (loss) on acquisitions and divestitures, net	$18	$—	$18	$(165)	$(2)	$(163)

Current Quarter - Ashland recorded a pre-tax gain on sale of $8 million associated with the sale of the Avoca business and a pre-tax gain on sale of a land property of $11 million during the current period. Additionally, Ashland incurred $1 million of charges related to the Nutraceuticals business sale completed in fiscal 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Year-to-date - Ashland recorded a $183 million impairment charge and a pre-tax gain on sale of $8 million associated with the Avoca business during the current year. In addition, Ashland recorded a pre-tax gain on sale of a land property of $11 million during the current year. Additionally, Ashland incurred $1 million of charges related to the Nutraceuticals business sale completed in fiscal 2024. Prior period primarily related to legal fees associated with ongoing divestiture activity and acquisitions related due diligence costs. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Net interest and other expense (income)
Interest expense	$15	$13	$2	$30	$26	$4
Interest income	(1)	(2)	1	(3)	(5)	2
Expense (income) from restricted investments	(6)	(12)	6	7	(48)	55
Other financing costs	3	3	—	5	6	(1)
	$11	$2	$9	$39	$(21)	$60

Current Quarter - Net interest and other expense (income) increased by $9 million during the current quarter compared to the prior year quarter. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments income of $6 million and $12 million included realized gains of $3 million compared to $9 million for the three months ended March 31, 2025 and 2024, respectively, and was the primary change between quarters. See Note E of the Notes to the Condensed Consolidated Financial Statements for more information on the restricted investments.

Year-to-date - Net interest and other expense (income) increased by $60 million during the current year compared to the prior year period. Interest expense and interest income remained primarily consistent during the current quarter compared to the prior year quarter. Restricted investments expense of $7 million and income of $48 million included realized losses of $14 million compared to gains of $39 million for the six months ended March 31, 2025 and 2024, respectively, and was the primary change between periods. See Note E of the Notes to the Condensed Consolidated Financial Statements for more information on the restricted investments.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Other net periodic benefit loss	$1	$2	$(1)	$3	$4	$(1)

Current Quarter - Other net periodic benefit loss for the three months ended March 31, 2025 primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $3 million. Other net periodic benefit loss for the three months ended March 31, 2024 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $1 million. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

Year-to-date - Other net periodic benefit loss for the six months ended March 31, 2025 primarily included interest cost of $7 million and a $1 million curtailment loss partially offset by expected return on plan assets of $5 million. Other net periodic benefit loss for the six months ended March 31, 2024 primarily included interest cost of $8 million which was partially offset by expected return on plan assets of $4 million. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Income tax expense (benefit)	$9	$(104)	$113	$(34)	$(128)	$94
Effective tax rate	23%	-612%		20%	-610%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 23% for the three months ended March 31, 2025 and was primarily impacted by jurisdictional income mix.

The overall effective tax rate was a benefit of 612% for the three months ended March 31, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $102 million primarily related to changes in foreign tax reform related activity.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was 20% for the six months ended March 31, 2025 and was primarily impacted by jurisdictional income mix as well as a net $7 million from unfavorable tax discrete items primarily related to final regulations issued in the United States during the year impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

The overall effective tax rate was a benefit of 610% for the six months ended March 31, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $126 million primarily related to changes in foreign tax reform related activity.

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

The effective tax rate during the three and six months ended March 31, 2025 was significantly impacted by U.S. tax final regulation activity while the effective tax rate during the three and six months ended March 31, 2024 was significantly impacted by foreign tax reform related activity.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$39	$17	$(170)	$21
Key items (pre-tax)(a)	6	42	214	47
Adjusted income from continuing operations before income taxes	$45	$59	$44	$68

Income tax expense (benefit)	$9	$(104)	$(34)	$(128)
Income tax rate adjustments:
Tax effect of key items(b)	2	10	52	12
Tax specific key items:(c)
Uncertain tax positions	3	—	4	—
Other and tax reform related activity	(2)	105	(11)	129
Total income tax rate adjustments	3	115	45	141
Adjusted income tax expense	$12	$11	$11	$13
Effective tax rate	23%	-612%	20%	-610%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	25%	19%	25%	19%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$(1)	$—	$(1)	$(1)	$(3)	$2
Composites/Marl facility	—	(2)	2	—	(1)	1
Valvoline	2	2	—	2	2	—
Distribution	—	(1)	1	—	—	—
	$1	$(1)	$2	$1	$(2)	$3

Current Quarter - The activity for Performance Adhesives in the current quarter represents subsequent adjustments that were made in conjunction with post-closing disputes and taxes. The activity for Valvoline represents subsequent adjustments that were made in conjunction with post-closing tax items during the current and prior year quarters. The activity for Composites/Marl facility and Distribution was related to post-closing adjustments in the prior year quarter.

Year-to-date - The activity for Performance Adhesives and Valvoline in the current and prior year periods represents subsequent adjustments that were made in conjunction with post-closing disputes and taxes. The activity for Composites/Marl facility was related to post-closing adjustments in the prior year period.

Other comprehensive income (loss)

	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$49	$(27)	$76	$(45)	$27	$(72)
Unrealized gain on commodity hedges	2	1	1	3	—	3
	$51	$(26)	$77	$(42)	$27	$(69)

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $77 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended March 31, 2025 and 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $49 million and losses of $27 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended March 31, 2025 and 2024, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year decreased $69 million compared to the prior year period primarily as a result of the following:

•
For the six months ended March 31, 2025 and 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $45 million and gains of $27 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the six months ended March 31, 2025 and 2024, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $3 million and zero for the six months ended March 31, 2025 and 2024, respectively.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other expense (income), and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net income (loss) and operating income (loss). The adjustments Ashland makes to derive the non-GAAP financial measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net income (loss) and operating income (loss) and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its segments and provide continuity to investors for comparability purposes.

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

EBITDA and Adjusted EBITDA

EBITDA totaled income of $100 million and $74 million for the three months ended March 31, 2025 and 2024, respectively, and loss of $30 million and income of $109 million for the six months ended March 31, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Avoca business impairment and sale – During March 2025, Ashland sold substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge and gain on sale within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information;
•
Accelerated depreciation – As a result of product line optimization activities at a Life Sciences manufacturing plant and two Specialty Additives manufacturing plants, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three and six months ended March 31, 2025 and 2024. See Note D of the Notes to the Condensed Consolidated Financial Statements for more information;
•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D of the Notes to the Condensed Consolidated Financial Statements for further information on the restructuring activities;
•
Other plant optimization costs – During the three and six months ended March 31, 2025 and 2024, Ashland incurred inventory adjustments and production costs associated with product line optimization actions;
•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental liabilities and receivables primarily related to previously divested businesses or non-operational sites. See Note L of the Notes to the Condensed Consolidated Financial Statements for more information;
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2024;
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Avoca business assets during the three and six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information; and
•
Income on divestitures, net – Ashland recorded income of $11 million during the three and six months ended March 31, 2025. The income was related to the pre-tax gains in connection with the sale of a land property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income (loss) but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Loss on pension plan remeasurements – During the six months ended March 31, 2025, Ashland recognized a curtailment loss for pension plan remeasurement for defined benefit pension plan. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2025	2024	2025	2024
Net income (loss)	$31	$120	$(135)	$147
Income tax expense (benefit)	9	(104)	(34)	(128)
Net interest and other expense (income)	11	2	39	(21)
Depreciation and amortization(a)	49	56	100	111
EBITDA	100	74	(30)	109
Loss (income) from discontinued operations, net of income taxes	(1)	1	(1)	2
Key items included in EBITDA:
Avoca business impairment and sale	(8)	—	175	—
Accelerated depreciation	13	27	13	49
Restructuring, separation and other costs	8	20	11	24
Other plant optimization costs	6	1	9	1
Environmental reserve adjustments	2	3	3	7
Loss on pension plan remeasurements	—	—	1	—
Argentina currency devaluation impact	—	—	—	5
Held for sale depreciation and amortization	(2)	—	(2)	—
Income on divestitures, net	(10)	—	(10)	—
Total key items included in EBITDA	9	51	200	86
Adjusted EBITDA	$108	$126	$169	$197

Total key items included in EBITDA	$9	$51	$200	$86
Unrealized losses (gains) on securities	(3)	(9)	14	(39)
Total key items, before tax	$6	$42	$214	$47

(a)
Depreciation and amortization excludes accelerated depreciation of $13 million for Life Sciences for both the three and six months ended March 31, 2025, and $27 million and $49 for Specialty Additives for the three and six months ended March 31, 2024, respectively, which is included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business assets for both the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

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
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and six months ended March 31, 2025 and 2024; and
•
Other and tax reform related activity – primarily represents tax specific key items associated with final tax regulations and tax reform related activity for the three and six months ended March 31, 2025 and 2024.

	Three months ended		Six months ended
	March 31		March 31
	2025	2024	2025	2024
Diluted EPS from continuing operations (as reported)	$0.63	$2.40	$(2.91)	$2.92
Key items, before tax:
Avoca business impairment and sale	(0.17)	—	3.73	—
Accelerated depreciation	0.28	0.55	0.28	0.96
Unrealized losses (gains) on securities	(0.06)	(0.18)	0.31	(0.76)
Restructuring, separation and other costs	0.17	0.39	0.23	0.47
Other plant optimization costs	0.13	0.02	0.19	0.02
Environmental reserve adjustments	0.04	0.06	0.06	0.14
Loss on pension plan remeasurements	—	—	0.02	—
Argentina currency devaluation impact	—	—	—	0.10
Held for sale depreciation and amortization	(0.04)	—	(0.04)	—
Income on divestitures, net	(0.21)	—	(0.21)	—
Key items, before tax	0.14	0.84	4.57	0.93
Tax effect of key items(a)	(0.04)	(0.20)	(1.11)	(0.23)
Key items, after tax	0.10	0.64	3.46	0.70
Tax specific key items:
Uncertain tax positions	(0.06)	—	(0.08)	—
Other and tax reform related activity	0.04	(2.07)	0.23	(2.54)
Tax specific key items(b)	(0.02)	(2.07)	0.15	(2.54)
Total key items	0.08	(1.43)	3.61	(1.84)
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$0.71	$0.97	$0.70	$1.08
Amortization expense adjustment (net of tax)(c)	$0.28	$0.30	$0.56	$0.63
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$0.99	$1.27	$1.26	$1.71

(a)
Represents the diluted EPS impact from the tax effect of the key items that are identified above.
(b)
Represents the diluted EPS impact from tax specific financial transactions, tax law changes or other matters that fall within the definition of tax specific key items. For additional explanation of these tax specific key items, see the income tax expense (benefit) discussion within the Statements of Condensed Consolidated Comprehensive Income (Loss) caption review section above.
(c)
Amortization expense adjustment (net of tax) tax rates were 21% for both the three and six months ended March 31, 2025, and 20% for both the three and six months ended March 31, 2024.

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

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment:

	Three months ended			Six months ended
	March 31			March 31
(In millions - unaudited)	2025	2024	Change	2025	2024	Change
SALES
Life Sciences	$172	$222	$(50)	$306	$422	$(116)
Personal Care	146	169	(23)	279	298	(19)
Specialty Additives	134	157	(23)	249	279	(30)
Intermediates	37	40	(3)	71	73	(2)
Intersegment sales(a)	(10)	(13)	3	(21)	(24)	3
	$479	$575	$(96)	$884	$1,048	$(164)
OPERATING INCOME (LOSS)
Life Sciences	$28	$50	$(22)	$42	$82	$(40)
Personal Care	28	25	3	39	28	11
Specialty Additives	7	(18)	25	2	(50)	52
Intermediates	(1)	9	(10)	2	16	(14)
Unallocated and other (b)	(11)	(45)	34	(213)	(72)	(141)
	$51	$21	$30	$(128)	$4	$(132)
DEPRECIATION EXPENSE
Life Sciences(c)	$22	$11	$11	$31	$20	$11
Personal Care	7	9	(2)	15	17	(2)
Specialty Additives(d)	13	40	(27)	27	77	(50)
Intermediates	3	3	—	6	6	—
	$45	$63	$(18)	$79	$120	$(41)
AMORTIZATION EXPENSE
Life Sciences	$4	$5	$(1)	$8	$12	$(4)
Personal Care	8	11	(3)	19	22	(3)
Specialty Additives	3	4	(1)	5	6	(1)
Intermediates	—	—	—	—	—	—
	$15	$20	$(5)	$32	$40	$(8)
EBITDA(e)
Life Sciences	$54	$66	$(12)	$81	$114	$(33)
Personal Care	43	45	(2)	73	67	6
Specialty Additives	23	26	(3)	34	33	1
Intermediates	2	12	(10)	8	22	(14)
Unallocated and other	(11)	(45)	34	(213)	(72)	(141)
	$111	$104	$7	$(17)	$164	$(181)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes a $8 million gain on sale for the three and six months ended March 31, 2025 and a $183 million impairment charge for the six months ended March 31, 2025, both related to the divestiture of the Avoca business within the income (loss) on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Depreciation includes accelerated depreciation of $13 million for Life Sciences for the three and six months ended March 31, 2025.
(d)
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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Sales change
Divestiture	$(31)	$(70)
Volume	(9)	(32)
Price/mix	(7)	(11)
Foreign Currency	(3)	(3)
	$(50)	$(116)

The following table provides a reconciliation of the change in operating income for the Life Sciences reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Operating income change
Cost	$(10)	$(11)
Price/mix	(8)	(12)
Divestiture	(2)	(7)
Volume	(1)	(9)
Foreign Currency	(1)	(1)
	$(22)	$(40)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. The key items for the three and six months ended March 31, 2025 were $13 million and $2 million related to accelerated depreciation and other product line optimization activities associated with a Life Sciences manufacturing plant. Life Sciences had no key items for the three and six months ended March 31, 2024.

	Life Sciences
	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Operating income	$28	$50	$(22)	$42	$82	$(40)
Depreciation and amortization(a)	13	16	(3)	26	32	(6)
EBITDA	$41	$66	(25)	$68	$114	(46)
Accelerated depreciation	13	—	13	13	—	13
Other plant optimization costs	2	—	2	2	—	2
Adjusted EBITDA	$56	$66	$(10)	$83	$114	$(31)
Operating income as a percent of sales	16.3%	22.5%	-620 bps	13.7%	19.4%	-570 bps
Adjusted EBITDA as a percent of sales	32.6%	29.7%	290 bps	27.1%	27.0%	10 bps

(a)
Depreciation and amortization excludes accelerated depreciation of $13 million for Life Sciences for the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Life Sciences' sales, operating income and Adjusted EBITDA decreased in the current quarter due to the divestiture of the Nutraceuticals business, higher costs, including the effects of portfolio optimization activities and accelerated depreciation, unfavorable pricing, lower volume and unfavorable foreign currency exchange.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Life Sciences' sales, operating income and Adjusted EBITDA decreased in the current period due to the divestiture of the Nutraceuticals business, lower volume, higher costs, including the effects of portfolio optimization activities and accelerated depreciation, unfavorable price/mix actions and unfavorable foreign currency exchange.

Personal Care

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household solutions. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. The Avoca business was sold in March 2025.

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Sales change
Divestiture	$(10)	$(10)
Volume	(10)	(5)
Foreign Currency	(2)	(2)
Price/mix	(1)	(2)
	$(23)	$(19)

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Operating income change
Cost	$8	$11
Volume	(3)	—
Price/mix	(2)	(2)
Divestiture (site closure)	—	2
	$3	$11

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. The key items for Personal Care for the three and six months ended March 31, 2025 related to $1 million and $2 million of plant optimization costs, respectively and $2 million from held for sale depreciation and amortization. Personal Care had no key items for the three and six months ended March 31, 2024.

	Personal Care
	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Operating income	$28	$25	$3	$39	$28	$11
Depreciation and amortization	17	20	(3)	36	39	(3)
EBITDA	$45	$45	—	$75	$67	8
Held for sale depreciation and amortization	(2)	—	(2)	(2)	—	(2)
Other plant optimization costs	1	—	1	2	—	2
Adjusted EBITDA	$44	$45	$(1)	$75	$67	$8
Operating income as a percent of sales	19.2%	14.8%	440 bps	14.0%	9.4%	460 bps
Adjusted EBITDA as a percent of sales	30.1%	26.6%	350 bps	26.9%	22.5%	440 bps

a)
Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business assets for the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Personal Care's sales decreased in the current quarter primarily due to lower volume, including the divestiture of the Avoca business and other portfolio optimization actions, while operating income increased mainly due to lower costs partially offset by unfavorable price/mix. Adjusted EBITDA remained relatively consistent compared to the prior quarter.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Personal Care's sales decreased in the current period primarily due to lower volume, including the divestiture of the Avoca business and other portfolio optimization actions, while operating income and Adjusted EBITDA increased primarily due to lower costs partially offset by unfavorable price/mix.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Sales change
Volume	$(18)	$(23)
Price/mix	(3)	(5)
Foreign Currency	(2)	(2)
	$(23)	$(30)

The following table provides a reconciliation of the change in operating loss for the Specialty Additives reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Operating loss change
Costs	$28	$57
Volume	(3)	(4)
Price/mix	—	(1)
	$25	$52

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA and Adjusted EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. The key items during the three and six months ended March 31, 2025 related to $3 million and $5 million of other plant optimization costs, respectively. The key items during the three months ended March 31, 2024 related to $27 million of accelerated depreciation and $1 million of other plant optimization costs. The key items during the six months ended March 31, 2024 related to $49 million of accelerated depreciation and $1 million of other plant optimization costs.

	Specialty Additives
	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Operating income (loss)	$7	$(18)	$25	$2	$(50)	$52
Depreciation and amortization(a)	16	17	(1)	32	34	(2)
EBITDA	23	(1)	24	34	(16)	50
Accelerated depreciation	—	27	(27)	—	49	(49)
Other plant optimization costs	3	1	2	5	1	4
Adjusted EBITDA	$26	$27	$(1)	$39	$34	$5
Operating income as a percent of sales	5.2%	-11.5%	1670 bps	0.8%	-17.9%	1870 bps
Adjusted EBITDA as a percent of sales	19.4%	17.2%	220 bps	15.7%	12.2%	350 bps

(b)
Depreciation and amortization excludes accelerated depreciation of $27 million and $49 million for Specialty Additives for the three and six months ended March 31, 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Specialty Additives sales for the quarter decreased primarily as a result of lower volume and unfavorable pricing while operating income increased primarily due to lower costs as a result of higher production volumes when compared to the inventory corrective actions in the prior year which included accelerated depreciation associated with portfolio optimization actions. Adjusted EBITDA remained relatively consistent compared to the prior quarter.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Specialty Additives sales for the current period decreased primarily due to lower volume and unfavorable pricing while operating income and Adjusted EBITDA increased mainly due to lower costs as a result of higher production volumes when compared to the inventory corrective actions in the prior year which included accelerated depreciation associated with portfolio optimization actions.

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

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Sales change
Price/mix	$(4)	$(8)
Foreign Currency	(1)	—
Volume	2	6
	$(3)	$(2)

The following table provides a reconciliation of the change in operating income for the Intermediates reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2025	March 31, 2025
Operating income change
Price/mix	$(6)	$(18)
Cost	(5)	1
Volume	1	3
	$(10)	$(14)

EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and six months ended March 31, 2025 or 2024.

	Intermediates
	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Operating income	$(1)	$9	$(10)	$2	$16	$(14)
Depreciation and amortization	3	3	—	6	6	—
EBITDA	$2	$12	$(10)	$8	$22	$(14)
Operating income as a percent of sales	-2.7%	22.5%	-2520 bps	2.8%	21.9%	-1910 bps
EBITDA as a percent of sales	5.4%	30.0%	-2460 bps	11.3%	30.1%	-1880 bps

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Intermediates' sales, operating income and EBITDA decreased primarily due to unfavorable price/mix and higher costs.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Intermediates' sales, operating income and EBITDA for the current period decreased primarily due to unfavorable price/mix, partially offset by higher volume and lower costs.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss between the three and six months ended March 31, 2025 and 2024.

	Unallocated and other
	Three months ended March 31			Six months ended March 31
(In millions)	2025	2024	Change	2025	2024	Change
Restructuring activities	$(8)	$(20)	$12	$(11)	$(24)	$13
Environmental expenses	(2)	(3)	1	(3)	(7)	4
Income (loss) on acquisitions and divestitures, net	18	—	18	(165)	(2)	(163)
Argentina currency devaluation impact	—	—	—	—	(5)	5
Other expenses (primarily governance and legacy expenses)	(19)	(22)	3	(34)	(34)	—
Total expense	$(11)	$(45)	$34	$(213)	$(72)	$(141)

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Unallocated and other recorded expense of $11 million and $45 million for the three months ended March 31, 2025 and 2024, respectively. The current and prior year quarter included expense of $8 million and $20 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current quarter and prior year quarter included $2 million and $3 million for environmental expenses, respectively.

The current quarter also includes gains of $18 million from acquisitions and divestitures primarily related to the sale of the Avoca business and excess corporate land property. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Other expenses between periods were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Unallocated and other recorded expense of $213 million and $72 million for the six months ended March 31, 2025 and 2024, respectively. The current and prior year period included expense of $11 million and $24 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively.

The current and prior year period included $3 million and $7 million for environmental expenses, respectively.

The current year period included a loss on divestiture of $165 million, primarily related to the $183 million impairment of the Avoca business during the December quarter, $8 million pre-tax gain on the final sale of the Avoca business, and $11 million gain on the sale of a property, compared to a loss of $2 million on property sale during the prior year period.

The prior year period also included expense of $5 million related to the devaluation of the currency in Argentina during the prior year. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Other expenses between periods were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation, including stock compensation expense in the current period.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. As of March 31, 2025, the program is still in implementation with no active supplier participation.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Six months ended
	March 31
(In millions)	2025	2024
Cash provided (used) by:
Operating activities from continuing operations	$(21)	$255
Investing activities from continuing operations	(1)	(49)
Financing activities from continuing operations	(91)	(159)
Discontinued operations	(18)	(27)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	2
Net increase (decrease) in cash and cash equivalents	$(132)	$22

Cash and cash equivalents decreased $132 million for the six months ended March 31, 2025 compared to an increase of $22 million for the six months ended March 31, 2024.

The $132 million decrease for the six months ended March 31, 2025 was primarily driven by payment of cash dividends, additions to property, plant and equipment and stock repurchase activity of $38 million, $44 million and $100 million, respectively. Operating cash flows from continuing operations were outflows of $21 million, while discontinued operations cash flows were outflows of $18 million. These outflows were partially offset by inflows from short-term debt, proceeds from the sale of Avoca, and proceeds from the sale of a land proprerty of $50 million, $16 million and $11 million, respectively.

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

The change in cash flows from operating activities from continuing operations was primarily driven by U.S. and Foreign Accounts Receivable Sales Program activity, $139 million negative impact between periods, as well as unfavorable working capital, primarily related to changes in inventory and incentive compensation payouts between periods.

See the Statements of Condensed Consolidated Cash Flows for additional details.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2025	2024
Total cash flows provided (used) by operating activities from continuing operations	$(21)	$255
less:
Additions to property, plant and equipment	(44)	(70)
Free Cash Flow	(65)	185
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	11	(15)
Cash inflows from Foreign Accounts Receivable Sales Program(b)	(9)	(122)
Restructuring-related payments(c)	17	7
Environmental and related litigation payments(d)	13	15
Ongoing Free Cash Flow	$(33)	$70

Net income (loss)	$(135)	$147
Adjusted EBITDA(e)	$169	$197

Operating Cash Flow Conversion(f)	Not meaningful	173%
Ongoing Free Cash Flow Conversion(g)	-20%	36%

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
(g)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $612 million and $705 million as of March 31, 2025 and September 30, 2024, respectively. The $93 million decrease in working capital was driven by lower cash due to share repurchases and increased accounts receivable sales primarily related to sales of foreign accounts receivable under the Foreign Accounts Receivable Sales Programs, and an increase in short-term debt, partially offset by an increase in refundable income taxes and lower other payables and accrued expenses and other liabilities. See Note H of the Notes to the Condensed Consolidated Financial Statements for additional information on the Foreign Accounts Receivable Sales Programs. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 85% and 111% of current liabilities as as of March 31, 2025 and September 30, 2024, respectively. The decrease in Ongoing Free Cash Flows was driven by lower Adjusted EBITDA, higher variable compensation payouts and increased inventory reductions in the prior year due to inventory control measures during that period offset by lower additions to property, plant and equipment.

The following summary reflects Ashland’s cash, unused borrowing capacity and liquidity as of:

	March 31	September 30
(In millions)	2025	2024
Cash and investment securities
Cash and cash equivalents	$168	$300
Restricted investments(a)	345	368

Unused borrowing capacity and liquidity
Revolving credit facility	546	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $222 million and $248 million related to the Asbestos trust and $123 million and $120 million related to the Environmental trust as of March 31, 2025 and September 30, 2024, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $546 million, which reflects the $550 million undrawn balance of the $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at March 31, 2025. In total, Ashland’s available liquidity position, which includes cash and cash equivalents and the revolving credit facility, was $714 million at March 31, 2025, compared to $896 million at September 30, 2024. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs as of March 31, 2025. Ashland also maintained $345 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	March 31	September 30
(In millions)	2025	2024
Short-term debt	$50	$—
Long-term debt (less debt issuance cost discounts)(a)	1,336	1,349
Total debt	$1,386	$1,349

(a)
Includes $11 million and $12 million of debt issuance cost discounts as of March 31, 2025 and September 30, 2024, respectively.

Debt as a percent of capital employed was 35% and 32% at March 31, 2025 and September 30, 2024, respectively. At March 31, 2025, Ashland’s total debt had an outstanding principal balance of $1,423 million, discounts of $26 million, and debt issuance costs of $11 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2025 and 2026, $4 million due in fiscal 2027, $541 million due in 2028, $97 million in 2029, and zero in 2030.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of March 31, 2025, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's current credit agreement (the "2022 Credit Agreement") contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2025, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At March 31, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At March 31, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 7.0.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.6x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity decreased by $309 million since September 30, 2024 to $2,559 million at March 31, 2025. The decrease of $309 million was due to net loss of $135 million, stock repurchase activity of $101 million (includes $1 million in excise tax), $45 million of deferred translation losses, and dividends of $38 million partially offset by common stock issued of $6 million, $3 million for unrealized gains on commodity hedges and other activity of $1 million.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

The following table provides the common stock repurchase activity for the three and six months ended March 31, 2025 and 2024:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	1.50	—	1.50	1.20
Weighted-average price per share(a)	$64.90	$—	$64.90	$80.78
Aggregate purchase price(a)	$100	$—	$100	$100
Program	2023 Stock Repurchase Program	NA	2023 Stock Repurchase Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid a dividend of 40.5 cents per share for the first and second quarters of fiscal 2024 and 38.5 cents per share in the first and second quarters of fiscal 2024.

Capital expenditures

Capital expenditures were $44 million for the six months ended March 31, 2025, compared to $70 million for the six months ended March 31, 2024.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the six months ended March 31, 2025.

OUTLOOK

Tariffs

Ashland recognizes the current economic headwinds and uncertainties created by tariffs and global trade policies. The company is closely monitoring changes in tariff policies and adjusting its strategies to optimize performance. To navigate this evolving landscape, Ashland is focused on maintaining flexible operations and actively managing risks for financial resilience while pursuing growth opportunities.

Key tariff exposures (as of April 30th):

•
Raw materials: Ashland has limited direct exposure to US or China tariffs on raw materials due to the company’s localized sourcing strategy. Ashland’s estimated tariff impact for fiscal year 2025 is $3 to $5 million for the second half, modestly increasing to $5 to $7 million annually after mitigation actions;
•
US finished goods: The vast majority of Ashland’s US sales are domestically sourced. A small portion is imported from the European Union and mostly benefits from current Annex II exemptions. Ashland is closely monitoring the recently initiated Section 232 investigation to assess potential future impacts. For context, without the current Annex II exemptions, the annual tariff exposure is projected to be $4 to $6 million, and approximately $1 million in fiscal year 2025;
•
China finished goods: While most China sales are produced outside the US, approximately $70 million of US-produced China sales, generating company average gross profit, are mostly in scope for tariffs. The primary exposure within these exports is in the Life Sciences and Personal Care segments, with the majority being intercompany transactions. Ashland’s tariff response plan includes measures to offset a significant portion of this business-at-risk. Approximately one-third of Ashland's gross profit is derived from products where the company is the sole supplier. With approximately 90 days of finished goods inventory currently held in China, any potential impact on fiscal year 2025 is anticipated to occur in the fourth quarter;
•
Tariff response plan: Ashland is evaluating and executing several mitigation strategies, including optimizing production, sourcing, logistics, intercompany trading strategies, relative competitive positioning, share gain opportunities, customer and vendor negotiations, and pricing actions where appropriate.

Financial Outlook

Ashland is adjusting its full-year fiscal 2025 outlook to reflect a weakening macroeconomic environment that is dampening consumer sentiment and demand globally. This shift is evident in the following key areas:

•
Reduced consumer sentiment: growing global macroeconomic and geopolitical uncertainties are negatively impacting consumer confidence, leading to decreased demand from Ashland’s customer base, particularly for architectural coatings;
•
Challenging intermediates market: a persistent supply-demand imbalance continues to pressure the intermediates market. Despite ongoing pricing adjustments, overall pricing remains below expectations;

•
Subdued European demand: while European markets have stabilized at a low level, the anticipated moderate recovery has not yet materialized.

Ashland now anticipates flattish organic sales volume growth for the full fiscal year. This revision reflects the company’s expectation of a positive inflection in organic sales volumes in the second half, led by Life Sciences, which Ashland anticipates will offset the organic sales volume declines experienced in the first half. Year-over-year pricing headwinds are expected to lessen in the second half of the fiscal year as the company moves beyond comparable periods with prior pricing actions.

Excluding the tariff impact detailed earlier above, overall raw material costs are expected to remain generally stable year-over-year. The outlook reflects Ashland’s assessment of the direct financial impact from global trade policies in the second half of fiscal 2025. In response to this evolving demand landscape, Ashland is proactively focusing on its strategic priorities. The completed portfolio optimization initiative and accelerating cost savings programs are expected to enhance business mix and improve profitability throughout the remainder of the fiscal year.

Based on these factors, Ashland now projects full fiscal year sales in the range of $1.825 billion to $1.9 billion and adjusted EBITDA in the range of $400 million to $420 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2025 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting - During the six months ended March 31, 2025, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

For additional detailed information regarding liabilities arising from asbestos-related litigation, see Note L of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of March 31, 2025, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

For additional information regarding environmental matters and reserves, see Note L of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of March 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2025.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2025 was as follow:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)(b)
January 1, 2025 to January 31, 2025	—	$—	—	$620
February 1, 2025 to February 28, 2025	1,541,320	64.90	1,541,320	520
March 1, 2025 to March 31, 2025	—	—	—	520
Total	1,541,320		1,541,320	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2025, $520 million remained available for repurchase under this authorization.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025 and March 31, 2024; (ii) Condensed Consolidated Balance Sheets at March 31, 2025 and September 30, 2024; (iii) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2025 and March 31, 2024; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
May 1, 2025	/s/ J. Kevin Willis
J. Kevin Willis
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)