Form 10-Q
period 2025-06-30
ASHLAND INC.
filed 2025-07-30
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At June 30, 2025, there were 45,705,958 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2025	2024	2025	2024
Sales - Note P	$463	$544	$1,347	$1,591
Cost of sales	331	358	957	1,147
Gross profit	132	186	390	444

Selling, general and administrative expense	106	114	268	303
Research and development expense	13	15	41	42
Intangibles amortization expense - Note G	15	19	47	59
Equity and other income	—	—	1	3
Goodwill impairment - Note G	706	—	706	—
Loss on acquisitions and divestitures, net - Note B	—	99	165	100
Operating loss	(708)	(61)	(836)	(57)

Net interest and other expense (income)	(5)	7	34	(14)
Other net periodic benefit loss - Note K	1	2	4	6
Loss from continuing operations before income taxes	(704)	(70)	(874)	(49)
Income tax expense (benefit) - Note J	15	(101)	(19)	(229)
Income (loss) from continuing operations	(719)	31	(855)	180
Loss from discontinued operations, net of income taxes - Note C	(23)	(25)	(22)	(27)
Net income (loss)	$(742)	$6	$(877)	$153

PER SHARE DATA
Basic earnings (loss) per share - Note M
Income (loss) from continuing operations	$(15.70)	$0.61	$(18.39)	$3.57
Loss from discontinued operations	(0.51)	(0.49)	(0.46)	(0.53)
Net income (loss)	$(16.21)	$0.12	$(18.85)	$3.04

Diluted earnings (loss) per share - Note M
Income (loss) from continuing operations	$(15.70)	$0.60	$(18.39)	$3.53
Loss from discontinued operations	(0.51)	(0.48)	(0.46)	(0.52)
Net income (loss)	$(16.21)	$0.12	$(18.85)	$3.01

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(742)	$6	$(877)	$153
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	91	(25)	46	2
Unrealized gain (loss) on commodity hedges	(1)	2	2	2
Other comprehensive income (loss) - Note N	90	(23)	48	4
Comprehensive income (loss)	$(652)	$(17)	$(829)	$157

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2025	September 30 2024
ASSETS
Current assets
Cash and cash equivalents	$207	$300
Accounts receivable, net(a) - Note H	201	243
Inventories - Note F	567	545
Other assets	149	107
Total current assets	1,124	1,195
Noncurrent assets
Property, plant and equipment
Cost	3,336	3,316
Accumulated depreciation	2,135	2,013
Net property, plant and equipment	1,201	1,303
Goodwill - Note G	705	1,381
Intangibles - Note G	578	751
Operating lease assets, net - Note I	101	114
Restricted investments - Note E	283	295
Asbestos insurance receivable, net(b) - Note L	129	132
Deferred income taxes	241	210
Other assets	259	264
Total noncurrent assets	3,497	4,450
Total assets	$4,621	$5,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade and other payables	$185	$214
Accrued expenses and other liabilities	216	256
Current operating lease obligations - Note I	19	20
Total current liabilities	420	490
Noncurrent liabilities
Long-term debt - Note H	1,382	1,349
Asbestos litigation reserve - Note L	404	414
Deferred income taxes	28	29
Employee benefit obligations - Note K	111	110
Operating lease obligations - Note I	84	99
Other liabilities	303	286
Total noncurrent liabilities	2,312	2,287
Commitments and contingencies - Note L
Stockholders’ equity - Note N	1,889	2,868

Total liabilities and stockholders' equity	$4,621	$5,645

(a)
Accounts receivable, net includes an allowance for credit losses of $2 million at both June 30, 2025 and September 30, 2024.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both June 30, 2025 and September 30, 2024.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2025	2024
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(877)	$153
Loss from discontinued operations, net of income taxes	22	27
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	187	221
Original issue discount and debt issuance costs amortization	5	4
Deferred income taxes	5	(137)
Gain from sales of property and equipment	(11)	—
Income from affiliates	(1)	—
Stock based compensation expense	11	10
Income from restricted investments	(15)	(51)
Loss (income) on divestitures, net	176	99
Goodwill impairment	706	—
Pension contributions	(9)	(14)
Loss on pension plan remeasurements	1	—
Change in operating assets and liabilities	(106)	70
Total cash flows provided by operating activities from continuing operations	94	382
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(64)	(99)
Proceeds from disposal of property, plant and equipment	11	—
Proceeds from sale of operations	16	—
Proceeds from settlement of Company-owned life insurance contracts	5	1
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(8)	(5)
Reimbursements from restricted investments	41	60
Proceeds from sale of securities	36	39
Purchases of securities	(36)	(39)
Other investing cash flows	—	(10)
Total cash flows provided (used) by investing activities from continuing operations	—	(54)
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	(100)	(230)
Repayment of short-term debt	—	(16)
Cash dividends paid	(57)	(59)
Stock based compensation employee withholding taxes paid in cash	(4)	(5)
Total cash flows used by financing activities from continuing operations	(161)	(310)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	(67)	18
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(27)	(38)
Total cash used by discontinued operations	(27)	(38)
Effect of currency exchange rate changes on cash and cash equivalents	1	2
DECREASE IN CASH AND CASH EQUIVALENTS	(93)	(18)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	300	417
CASH AND CASH EQUIVALENTS - END OF PERIOD	$207	$399

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 18, 2024. Results of operations for the period ended June 30, 2025, are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

NOTE B – DIVESTITURES

Avoca business sale

During the three months ended March 31, 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were approximately $16 million, net of transaction costs.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) for the nine months ended June 30, 2025, within the loss on acquisitions and divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss). The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025. See Note J of the Notes to the Condensed Consolidated Financial Statements for tax details associated with the transaction. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the loss on acquisitions and divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

Nutraceuticals business sale

In May 2024, Ashland signed a definitive agreement to sell substantially all of the net assets of its Nutraceuticals business to Turnspire Capital Partners LLC.

The Nutraceuticals business was included within Ashland's Life Sciences reportable segment.

The transaction was completed during Ashland's fiscal year ended September 30, 2024.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded a $99 million impairment charge within the loss on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2024. The impairment charge included the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the sale was included within the income tax expense (benefit) caption of the Statements of Consolidated Comprehensive Income (Loss). See Note J of the Notes to the Condensed Consolidated Financial Statements for tax details associated with the transaction.

Other corporate assets

During the three months ended March 31, 2025, Ashland completed the sale of a land property with a net book value of zero. Ashland received net proceeds and recorded a pre-tax gain of $11 million within the loss on acquisitions and divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

NOTE C – DISCONTINUED OPERATIONS

Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and income tax items have been recorded within the loss from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss) for all periods presented.

Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these divestitures may continue in future periods in the loss from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and nine months ended June 30, 2025 and 2024:

•
The Performance Adhesives business divested in 2022;

•
The Composites business and Marl facility (Composites/Marl facility) divested in 2019;
•
The separation of Valvoline Inc. (Valvoline) business divested in 2017;
•
The sale of Ashland Water Technologies (Water Technologies) business divested in 2014; and
•
The sale of the Ashland Distribution (Distribution) business divested in 2011.

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated) ("Hercules"), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded litigation reserves and related insurance receivables are recorded within the loss from discontinued operations, net of income taxes caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). See Note L of the Notes to the Condensed Consolidated Financial Statements for more information related to the adjustments on asbestos liabilities and receivables.

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Performance Adhesives	$—	$—	$(1)	$(3)
Composites/Marl facility	—	(1)	—	(2)
Distribution	(10)	(3)	(10)	(3)
Water Technologies	—	(4)	—	(4)
Valvoline	—	—	2	2
Asbestos-related litigation	(13)	(17)	(13)	(17)
	$(23)	$(25)	$(22)	$(27)

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

During the three and nine months ended June 30, 2025, Ashland incurred $27 million and $40 million, respectively, of accelerated depreciation for product line optimization activities associated with manufacturing facilities within the Life Sciences, Personal Care and Specialty Additives reportable segments, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

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

During both the three and nine months ended June 30, 2024, Ashland incurred $1 million, of accelerated depreciation for product line optimization activities associated with a Personal Care manufacturing facility, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

The following tables detail the amount of restructuring severance expense related to these programs.

	Three months ended June 30, 2025		Three months ended June 30, 2024
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$4	$(2)	$—	$—
2023 Restructuring program	—	(2)	3	(3)
Total	$4	$(4)	$3	$(3)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2025 and 2024.

	Nine months ended June 30, 2025		Nine months ended June 30, 2024
(In millions)	Severance expense (income)(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$15	$(7)	$—	$—
2023 Restructuring program	(2)	(11)	23	(7)
Total	$13	$(18)	$23	$(7)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025 and 2024.

The following table details at June 30, 2025, the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2024(a)	$—	$18
Restructuring reserve	15	(2)
Utilization (cash paid)	(7)	(11)
Balance at June 30, 2025(a)	$8	$5

(a)
The restructuring severance liability associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024.

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2025:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$207	$207	$207	$—	$—
Restricted investments(a)(b)	350	350	350	—	—
Investment of captive insurance company(c)	3	3	3	—	—
Foreign currency derivatives(d)	2	2	—	2	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$563	$563	$560	$3	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Total liabilities at fair value	$1	$1	$—	$1	$—

(a)
Includes $283 million within restricted investments and $67 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $228 million related to the Asbestos trust and $122 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.
(d)
Included in accounts receivable, net in the Condensed Consolidated Balance Sheet.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2024:

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

Restricted investments

Ashland maintains certain investments in Company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These investment securities were classified primarily as noncurrent restricted investment assets, with $67 million and $73 million classified within other current assets, in the Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024, respectively.

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2025
Demand deposit	$2	$—	$—	$2
Equity mutual fund	113	61	—	174
Fixed income mutual fund	209	—	(35)	174
Fair value	$324	$61	$(35)	$350

September 30, 2024
Demand deposit	$5	$—	$—	$5
Equity mutual fund	124	56	—	180
Fixed income mutual fund	211	—	(28)	183
Fair value	$340	$56	$(28)	$368

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to the investments within the restricted investments portfolio:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Investment income(a)	$3	$3	$10	$12
Net gains(a)	19	1	5	39
Funds restricted for specific transactions	—	—	8	5
Disbursements	(17)	(23)	(41)	(60)

(a)
Included in the net interest and other expense (income) caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Foreign currency derivative gains	$20	$1	$17	$2

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	June 30	September 30
(In millions)	2025	2024
Foreign currency derivative assets	$2	$1
Notional contract values	122	125

Foreign currency derivative liabilities	$1	$1
Notional contract values	80	184

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

The following table summarizes the net losses recognized within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Commodity derivative losses	$(1)	$(2)	$(2)	$(5)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	June 30	September 30
(In millions)	2025	2024
Commodity derivative assets	$1	$—
Notional contract values	10	3

Commodity derivative liabilities	$—	$2
Notional contract values	4	13

Other financial instruments

At June 30, 2025 and September 30, 2024, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,392 million and $1,361 million, respectively, compared to a fair value of $1,361 million and $1,327 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	June 30	September 30
(In millions)	2025	2024
Finished products	$416	$372
Raw materials, supplies and work in process	151	173
	$567	$545

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

During the third quarter fiscal 2025, Ashland experienced a continued decline in the market price of its Common Stock. Ashland also experienced slowing growth due to weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins specifically for the Life Sciences and Specialty Additives reportable segments (and reporting units) than what was previously forcasted. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the three months ended June 30, 2025.

Following the aforementioned quantative analysis, the carrying value of the Life Sciences and the Specialty Additives reporting units exceeded their fair value, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded within the goodwill impairment caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2025. No subsequent indicators of impairment have been identified.

The pre-impairment goodwill balance for the Life Sciences and Specialty Additives reporting units were $841 million and $443 million, respectively. The goodwill impairment charges are nondeductible for tax purposes.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion, and Ashland's business plans. Ashland believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and other factors discussed above and the limited or no cushion (or headroom as commonly referred) for the Life Sciences and Specialty Additives reporting units, goodwill assets are more susceptible to impairment risk.

Ashland is required to provide additional disclosures about fair value measurements as part of the Condensed Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including impairment assessments). Goodwill was valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The most significant assumptions used in the determination of the estimated fair value of the indefinite-lived intangible assets and reporting units are sales and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in Ashland’s fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets, or other factors. While Ashland can implement and has implemented certain strategies to address the events that triggered the interim impairment assessment, future changes in operating plans or other adverse changes could result in a further decline in fair value that would trigger a future material impairment charge of the reporting unit’s goodwill balance.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2025:

	Life	Personal	Specialty
(In millions)	Sciences	Care	Additives	Intermediates	Total
Balance at September 30, 2024(a)	$822	$125	$434	$—	$1,381
Impairment	(375)	—	(331)	—	(706)
Currency translation	19	3	9	—	31
Avoca business - divestiture(b)	—	(1)	—	—	(1)
Balance at June 30, 2025(c)	$466	$127	$112	$—	$705

(a)
As of September 30, 2024, there were accumulated impairments of zero, $356 million, $174 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(b)
Ashland allocated $1 million to the Avoca business during the nine months ended June 30, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.
(c)
As of June 30, 2025, there were accumulated impairments of $375 million, $356 million, $505 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

In conjunction with the triggering events described above, Ashland tested its indefinite-lived intangible assets for impairment as of June 30, 2025. Trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. No impairment was indicated for trademarks and trade names for the three and nine months ended June 30, 2025, other than the other intangible assets disposed of within the Avoca business. See Note B of the Notes to the Condensed Consolidated Financial Statements for further information with respect to the Avoca business. However, similar to the factors discussed with respect to goodwill above and limited cushion, certain indefinite-lived intangible assets are more susceptible to impairment risk.

Other intangible assets were comprised of the following as of:

	June 30, 2025			September 30, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangibles
Trademarks and trade names(a)	$75	$(38)	$37	$87	$(42)	$45
Intellectual property(b)	682	(630)	52	715	(613)	102
Customer and supplier relationships(c)	614	(403)	211	759	(433)	326
Total definite-lived intangibles	1,371	(1,071)	300	1,561	(1,088)	473

Indefinite-lived intangibles
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,649	$(1,071)	$578	$1,839	$(1,088)	$751

(a)
Ashland allocated $7 million to the Avoca business during the nine months ended June 30, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.
(b)
Ashland allocated $29 million to the Avoca business during the nine months ended June 30, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.
(c)
Ashland allocated $98 million to the Avoca business during the nine months ended June 30, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for additional details.

Amortization expense recognized on intangible assets was $15 million and $19 million for the three months ended June 30, 2025 and 2024, respectively, and $47 million and $59 million for the nine months ended June 30, 2025 and 2024, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $62 million in 2025 (includes nine months actual and three months estimated), $58 million in 2026, $37 million in 2027, $33 million in 2028 and $27 million in 2029. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	June 30, 2025	September 30, 2024
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	586	558
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	71	67
Other(a)	(7)	(8)
Long-term debt (less debt issuance costs)(b)	$1,382	$1,349

(a)
Other includes $10 million and $12 million of debt issuance costs as of June 30, 2025 and September 30, 2024, respectively.
(b)
The current portion of the long-term debt was zero for both June 30, 2025 and September 30, 2024.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of June 30, 2025: zero in 2025 and 2026, $4 million in 2027, $586 million in 2028, $97 million in 2029, and zero in 2030.

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

U.S. Accounts Receivable Sales Program

Ashland recognized a loss of $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for both the three months ended June 30, 2025 and 2024, and $3 million for both the nine months ended June 30, 2025 and 2024, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $60 million in sales at June 30, 2025, against the buyer’s limit, which was $60 million at June 30, 2025 compared to $71 million of sales at September 30, 2024 against the buyer's limit, which was $71 million at September 30, 2024. Ashland transferred $76 million and $85 million in accounts receivable to the special purpose entity as of June 30, 2025 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of June 30, 2025 and September 30, 2024, of less than $1 million.

As of June 30, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $290 million and $244 million, respectively, of which $301 million and $233 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $11 million for both the nine months ended June 30, 2025 and 2024 represents the impact of a net reduction and a net increase in accounts receivable sales volume during each period, respectively.

Foreign Accounts Receivable Sales Program

Ashland recognized a loss of $1 million and less than $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2025 and 2024, respectively, and $3 million and $2 million for the nine months ended June 30, 2025 and 2024, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $123 million in sales at June 30, 2025 against the buyer’s limit, which was $123 million at June 30, 2025 compared to $104 million of sales at September 30, 2024 against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $169 million and $155 million in accounts receivable to the special purpose entity as of June 30, 2025 and September 30, 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of June 30, 2025 and September 30, 2024 of less than $1 million.

As of June 30, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $413 million and $123 million, respectively, of which $400 million and zero million were collected. The difference between accounts receivable transferred and derecognized versus collected of $13 million and $123 million for the nine months ended June 30, 2025 and 2024, respectively, represents the impact of a net increase in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of June 30, 2025, participation in the program was not significant.

Available borrowing capacity and liquidity

The borrowing capacity remaining under current credit agreement (the “2022 Credit Agreement”) was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of June 30, 2025.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of June 30, 2025.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2025, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. At June 30, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement during its entire duration is 3.0. At June 30, 2025, Ashland’s calculation of the interest coverage ratio was 6.5.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended		Nine months ended
		June 30		June 30
(In millions)	Location	2025	2024	2025	2024
Lease cost:
Operating lease cost	Selling, General & Administrative(a)	$3	$3	$9	$10
Operating lease cost	Cost of Sales	4	4	10	11
Variable lease cost	Selling, General & Administrative	1	1	4	4
Variable lease cost	Cost of Sales	1	1	5	4
Short-term leases	Cost of Sales	1	1	3	2
Total lease cost		$10	$10	$31	$31

(a)
Includes zero and $1 million charge for the impairment of an abandoned right of use office building asset for the three and nine months ended June 30, 2024.

Right-of-use assets exchanged for new operating lease obligations were $3 million and $1 million for the three ended June 30, 2025 and 2024, respectively, and $5 million and $4 million for the nine months ended June 30, 2025 and 2024, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Condensed Consolidated Balance Sheet as of June 30, 2025 and September 30, 2024.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Operating cash flows from operating leases	$7	$6	$20	$20
Investing cash flows from finance leases	—	—	—	10

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was an expense of 2% and a benefit of 2% for the three and nine months ended June 30, 2025, respectively.

The tax rate for the three months ended June 30, 2025 was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million and a net $16 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions. The tax rate for the nine months ended June 30, 2025, was impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million, and a net $23 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions.

Prior fiscal year

The overall effective tax rate was a benefit of 144% and 467% for the three and nine months ended June 30, 2024, respectively. The tax rate for the three months ended June 30, 2024, was impacted by jurisdictional income mix, as well as a net $104 million from favorable tax discrete items primarily related to the tax impact of the held for sale classification for the Nutraceuticals business. The tax rate for the nine months ended June 30, 2024, was impacted by jurisdictional income mix, as well as net $231 million from favorable tax discrete items primarily related to changes in foreign tax activity and the tax impact of the held for sale classification for the Nutraceuticals business.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2025.

(In millions)
Balance at October 1, 2024	$65
Decreases related to positions taken on items from prior years	(5)
Increases related to positions taken in the current year	2
Increases related to positions taken in the prior year	6
Balance at June 30, 2025	$68

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between $2 million and $4 million for continuing operations. For the remaining balance as of June 30, 2025, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” – commonly referred to as the One Big Beautiful Bill Act (OBBBA) – was signed into law. OBBBA includes several changes to the U.S. federal income tax system, including modifications to the deduction for domestic research and development costs, expensing of certain business property, and changes to the limitation on business interest. Ashland is currently evaluating the provisions of OBBBA, including any forthcoming regulatory guidance, on its tax position and financial reporting. Ashland will record any impact, which it does not anticipate to be material to the Condensed Consolidated Financial Statements, in the period of enactment (fourth quarter of fiscal 2025).

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The post-retirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as of December 31, 2024. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

Plan contributions

For the nine months ended June 30, 2025, Ashland contributed $5 million to its U.S. pension plans and $4 million to its non-U.S. pension plans. Ashland expects to make additional contributions of $1 million to its U.S. pension plans and $1 million to its non-U.S. pension plans during the remainder of fiscal 2025.

Components of net periodic benefit costs

The following table details the components of pension and other postretirement benefit costs for continuing operations.

	Pension benefits		Other postretirement benefits
(In millions)	2025	2024	2025	2024
Three months ended June 30
Service cost	$1	$1	$1	$—
Interest cost	3	2	—	1
Expected return on plan assets	(2)	(1)	—	—
Total net periodic benefit costs	$2	$2	$1	$1

Nine months ended June 30
Service cost	$3	$2	$1	$—
Interest cost	9	10	1	2
Expected return on plan assets	(7)	(6)	—	—
Curtailment loss	1	—	—	—
Total net periodic benefit costs	$6	$6	$2	$2

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding the Unallocated and other, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which netted to expense of $1 million and $4 million for the three and nine months ended June 30, 2025, respectively, and expense of $2 million and $6 million for the three and nine months ended June 30, 2024, respectively.

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

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos-related liabilities and receivables are recorded on an after-tax basis within the loss from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows:

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2025	2024	2024	2023	2022
Open claims - beginning of year	41	42	42	44	46
New claims filed	1	1	2	2	2
Claims settled	—	—	(1)	(1)	(1)
Claims dismissed	(2)	(1)	(2)	(3)	(3)
Open claims - end of period	40	42	41	42	44

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2025, it was determined that the liability for Ashland asbestos-related claims should be increased by $16 million. Total reserves for asbestos claims were $265 million and $274 million at June 30, 2025 and September 30, 2024, respectively.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Asbestos reserve - beginning of year	$274	$281	$281	$305	$320
Reserve adjustment	16	24	24	9	16
Amounts paid	(25)	(23)	(31)	(33)	(31)
Asbestos reserve - end of period(a)	$265	$282	$274	$281	$305

(a)
Includes $29 million and $28 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024, respectively.

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

At June 30, 2025 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $96 million (excluding the Hercules receivable for asbestos claims discussed below) and $97 million, respectively. In fiscal 2025, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $5 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Insurance receivable - beginning of year	$97	$95	$95	$101	$100
Receivable adjustment	5	11	11	3	7
Amounts collected	(6)	(6)	(9)	(9)	(6)
Insurance receivable - end of period(a)(b)	$96	$100	$97	$95	$101

(a)
The total allowance for credit losses was $1 million at June 30, 2025 and September 30, 2024.
(b)
Includes $10 million and $9 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024, respectively.

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

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2025	2024	2024	2023	2022
Open claims - beginning of year	12	12	12	11	12
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(1)	—	(2)
Open claims - end of period	12	12	12	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2025, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million. Total reserves for asbestos claims were $185 million at both June 30, 2025 and September 30, 2024.

A progression of activity in the asbestos reserve is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Asbestos reserve - beginning of year	$185	$191	$191	$213	$217
Reserve adjustments	10	14	14	(2)	15
Amounts paid	(10)	(15)	(20)	(20)	(19)
Asbestos reserve - end of period(a)	$185	$190	$185	$191	$213

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at both June 30, 2025 and September 30, 2024.

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

As of June 30, 2025 and September 30, 2024, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $49 million and $50 million, respectively. In fiscal 2025, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a increase of $4 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2025	2024	2024	2023	2022
Insurance receivable - beginning of year	$50	$47	$47	$52	$47
Receivable adjustment	4	6	6	(3)	7
Amounts collected	(5)	(2)	(3)	(2)	(2)
Insurance receivable - end of period(a)(b)	$49	$51	$50	$47	$52

(a)
The total allowance for credit losses was $1 million at June 30, 2025 and September 30, 2024.
(b)
Includes $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at both June 30, 2025 and September 30, 2024.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $382 million for the Ashland asbestos-related litigation (current reserve of $265 million) and approximately $262 million for the Hercules asbestos-related litigation (current reserve of $185 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation and asset retirement obligations

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2025, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $242 million and $221 million at June 30, 2025 and September 30, 2024, respectively, of which $185 million and $164 million at June 30, 2025 and September 30, 2024, respectively, were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Nine months ended
	June 30
(In millions)	2025	2024
Reserve - beginning of period	$221	$214
Disbursements	(29)	(34)
Revised obligation estimates and accretion	50	51
Reserve - end of period	$242	$231

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2025 and September 30, 2024, Ashland’s recorded receivables for these probable insurance recoveries were $14 million and $13 million, respectively, of which $13 million and $11 million at June 30, 2025 and September 30, 2024, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Environmental expense	$46	$43	$49	$50
Accretion	1	1	1	1
Legal expense	—	—	1	2
Total expense	47	44	51	53

Insurance receivable	(3)	(1)	(4)	(2)
Total expense, net of receivable activity(a)	$44	$43	$47	$51

(a)
Net expense of $14 million for the three and nine months ended June 30, 2025 and $8 million and $10 million for the three and nine months ended June 30, 2024, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the loss from discontinued operations, net of income taxes caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $510 million. The largest reserve for any site is 20% of the remediation reserve as of June 30, 2025.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2025.

NOTE M – EARNINGS (LOSS) PER SHARE

The following is the computation of basic and diluted earnings (loss) per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million and 1 million at June 30, 2025 and 2024, respectively. The majority of these shares are for warrants with a strike price of $128.66. EPS is reported under the treasury stock method.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2025	2024	2025	2024
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$(719)	$31	$(855)	$180
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	46	50	47	50
Share based awards convertible to common shares	—	1	—	1
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	46	51	47	51
EPS from continuing operations
Basic	$(15.70)	$0.61	$(18.39)	$3.57
Diluted(a)	(15.70)	0.60	(18.39)	3.53

(a)
As a result of the loss from continuing operations attributable to Ashland during the three and nine months ended June 30, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the common stock repurchase activity:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	—	1.30	1.50	2.60
Weighted-average price per share(a)	$—	$98.92	$64.90	$90.12
Aggregate purchase price(a)	$—	$130	$100	$230
Program	NA	2023 Stock Repurchase Program	2023 Stock Repurchase Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

On May 6, 2025, Ashland's Board declared a quarterly cash dividend of $0.415 per share on the company's common stock representing a 2% increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2025. Dividends of $0.405 per share were paid in the first and second quarters of fiscal 2025 and the third quarter of fiscal 2024 and $0.385 per share were paid in the first and second quarters of fiscal 2024.

Accumulated other comprehensive loss

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects.

	2025			2024
(In millions)	Before tax	Tax benefit (expense)	Net of tax	Before tax	Tax benefit	Net of tax
Three months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$92	$(1)	$91	$(25)	$—	$(25)
Unrealized gain (loss) on commodity hedges	(1)	—	(1)	2	—	2
Total other comprehensive income (loss)	$91	$(1)	$90	$(23)	$—	$(23)

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation gain (loss)	$46	$—	$46	$2	$—	$2
Unrealized gain (loss) on commodity hedges	3	(1)	2	2	—	2
Total other comprehensive income (loss)	$49	$(1)	$48	$4	$—	$4

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2025	2024	2025	2024
Common stock and paid in capital
Balance, beginning of period	$1	$6	$1	$5
Common shares issued under stock incentive and other plans(a)	2	1	8	4
Common shares purchased under repurchase program(b)(c)	—	(7)	(6)	(9)
Balance, end of period	3	—	3	—
Retained earnings
Balance, beginning of period	3,048	3,604	3,315	3,595
Net income (loss)	(742)	6	(877)	153
Regular dividends	(20)	(20)	(57)	(59)
Common shares purchased under repurchase program(b)(c)	—	(124)	(95)	(223)
Balance, end of period	2,286	3,466	2,286	3,466
Accumulated other comprehensive loss
Balance, beginning of period	(490)	(476)	(448)	(503)
Unrealized translation gain (loss)	91	(25)	46	2
Unrealized gain (loss) on commodity hedges	(1)	2	2	2
Balance, end of period	(400)	(499)	(400)	(499)
Total stockholders' equity	$1,889	$2,967	$1,889	$2,967
Cash dividends declared per common share	$0.415	$0.405	$1.225	$1.175

(a)
Common stock issued were 11,423 and 18,909 for the three months ended June 30, 2025 and 2024, respectively, and 139,824 and 129,716 for the nine months ended June 30, 2025 and 2024, respectively. Includes $1 million for both the three months ended June 30, 2025 and 2024, and $4 million and $5 million for the nine months ended June 30, 2025 and 2024, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common stock repurchased were zero and 1,541,320 for the three and nine months ended June 30, 2025, respectively, and 1,314,485 and 2,552,697 for the three and nine months ended June 30, 2024, respectively.
(c)
Includes zero and $1 million in excise tax on common stock repurchases for the three and nine months ended June 30, 2025, respectively, and $1 million and $2 million for the three and nine months ended June 30, 2024, respectively. Ashland paid a total of zero and $100 million for the three and nine months ended June 30, 2025, respectively, and $130 million and $230 million for the three and nine months ended June 30, 2024, respectively, for common stock repurchases.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025(a)	2024(b)	2025(a)	2024(b)
Nonvested stock awards	$2	$3	$9	$10
Performance share awards	1	1	3	2
	$3	$4	$12	$12

(a)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2025, respectively, and zero and income of $1 million related to cash-settled performance units during the three and nine months ended June 30, 2025, respectively.
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

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Life Sciences
North America	$31	$56	$84	$197
Europe	60	65	179	200
Asia Pacific	52	58	151	165
Latin America & other	19	16	54	55
	$162	$195	$468	$617

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Personal Care
North America	$35	$51	$116	$136
Europe	59	65	163	181
Asia Pacific	34	37	94	94
Latin America & other	19	22	53	62
	$147	$175	$426	$473

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Specialty Additives
North America	$47	$49	$133	$137
Europe	48	55	130	158
Asia Pacific	30	38	97	112
Latin America & other	6	8	20	22
	$131	$150	$380	$429

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Intermediates
North America	$21	$24	$69	$76
Europe	9	7	20	17
Asia Pacific	2	4	10	12
Latin America & other	1	1	5	3
	$33	$36	$104	$108

Ashland has two product categories that represent 10% or greater of Ashland's total consolidated sales, which were cellulosics and polyvinylpyrrolidones (PVP). The following table summarizes the percentage of Ashland's total consolidated sales by product:

Sales by product
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Cellulosics	40%	36%	39%	37%
PVP	25%	21%	25%	22%
	65%	57%	64%	59%

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $158 million and $206 million as of June 30, 2025 and September 30, 2024, respectively. See Note H of the Notes to the Condensed Consolidated Financial Statements for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by the chief operating decision maker, which includes determining resource allocation methodologies used for reportable segments. Operating loss and EBITDA (EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other expense (income), and depreciation and amortization) are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate segments to arrive at these reportable segments.

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

The following table presents various financial information for each reportable segment:

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2025	2024	2025	2024
SALES
Life Sciences	$162	$195	$468	$617
Personal Care	147	175	426	473
Specialty Additives	131	150	380	429
Intermediates	33	36	104	108
Intersegment sales(a)	(10)	(12)	(31)	(36)
	$463	$544	$1,347	$1,591
OPERATING INCOME (LOSS)
Life Sciences(b)	$(343)	$43	$(301)	$125
Personal Care	25	31	64	59
Specialty Additives(c)	(345)	10	(343)	(40)
Intermediates	4	6	6	22
Unallocated and other(d)	(49)	(151)	(262)	(223)
	$(708)	$(61)	$(836)	$(57)
DEPRECIATION EXPENSE
Life Sciences(e)	$17	$9	$48	$29
Personal Care(f)	7	10	23	27
Specialty Additives(g)	34	20	60	97
Intermediates	3	3	9	9
	$61	$42	$140	$162
AMORTIZATION EXPENSE
Life Sciences	$5	$6	$13	$18
Personal Care	8	10	26	32
Specialty Additives	2	3	7	8
Intermediates	—	—	1	1
	$15	$19	$47	$59
EBITDA(h)
Life Sciences	$(321)	$58	$(240)	$172
Personal Care	40	51	113	118
Specialty Additives	(309)	33	(276)	65
Intermediates	7	9	16	32
Unallocated and other	(49)	(151)	(262)	(223)
	$(632)	$—	$(649)	$164

	June 30	September 30
(In millions - unaudited)	2025	2024
TOTAL ASSETS
Life Sciences	$1,531	$1,778
Personal Care	699	950
Specialty Additives	1,048	1,516
Intermediates	118	127
Unallocated and other	1,225	1,274
	$4,621	$5,645

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes goodwill impairment of $375 million for Life Sciences for the three and nine months ended June 30, 2025.
(c)
Includes goodwill impairment of $331 million for Specialty Additives for the three and nine months ended June 30, 2025.
(d)
Includes a $8 million gain on sale and a $183 million impairment charge related to the sale of the Avoca business for the nine months ended June 30, 2025, and a $99 million impairment charge related to the sale of the Nutraceuticals business for the three and nine months ended June 30, 2024, within the loss on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(e)
Depreciation includes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively.
(f)
Depreciation includes accelerated depreciation of $1 million for Personal Care for both the three and nine months ended June 30, 2024.
(g)
Depreciation includes accelerated depreciation of $19 million for Specialty Additives for both the three and nine months ended June 30, 2025, and $7 million and $55 million for the three and nine months ended June 30, 2024, respectively.
(h)
Excludes loss from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission ("SEC"), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. Ashland’s expectations and assumptions include, without limitation, those mentioned within the MD&A, internal forecasts and analyses of current and future market conditions and trends, management plans and strategies, operating efficiencies, cost savings and economic conditions (such as prices, supply and demand, cost of raw materials, and the ability to recover raw-material cost increases through price increases), and risks and uncertainties associated with the following: the impact of acquisitions and/or divestitures Ashland has made or may make (including the possibility that Ashland may not realize the anticipated benefits from such transactions); Ashland’s substantial indebtedness (including the possibility that such indebtedness and related restrictive covenants may adversely affect Ashland’s future cash flows, results of operations, financial condition and its ability to repay debt); execution risks associated with our growth strategies; the competitive nature of our business; severe weather, natural disasters, public health crises, cyber events and legal proceedings and claims (including product recalls, environmental and asbestos matters); the effect of announced or future tariff increases; the ongoing Israel/Iran, Ukraine/Russia and Israel/Hamas conflict on the geographies in which Ashland operates, the end markets Ashland serves and on Ashland’s supply chain and customers; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Various risks and uncertainties may cause actual results to differ materially from those stated, projected or implied by any forward-looking statements. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements herein.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for environmental, social and governance ("ESG"). The Company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 2,960 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 73% and 72% for the three and nine months ended June 30, 2025, respectively, and 69% and 68% for the three and nine months ended June 30, 2024, respectively. Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Geography	2025	2024	2025	2024
North America(a)	27%	31%	28%	32%
Europe(a)	38%	35%	36%	35%
Asia Pacific	25%	25%	26%	24%
Latin America & other	10%	9%	10%	9%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales was as follows:

	Three months ended		Nine months ended
	June 30		June 30
Sales by Reportable Segment	2025	2024	2025	2024
Life Sciences	35%	36%	35%	39%
Personal Care	32%	32%	31%	30%
Specialty Additives	28%	27%	28%	27%
Intermediates	5%	5%	6%	4%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

The first nine months of the fiscal year saw increased regulatory activity, including the imposition of tariffs and evolving global trade policies, which have resulted in retaliatory measures on U.S. goods. The extent and duration of the tariffs and the resulting impact on general economic conditions and on Ashland are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions that may be granted, availability and cost of alternative sources of supply and demand for Ashland's products in affected markets. Additionally, the uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade, including whether such tariffs or other measures will be withdrawn, or modified in the future, may make it difficult to operate optimally. Ashland continues to monitor the rapidly evolving tariff and global trade policies and is working to mitigate potential impacts on its business.

Uncertainty relating to the ongoing Israel/Iran, Ukraine/Russia and Israel/Hamas conflicts

Business disruptions, including those related to the ongoing conflicts between Israel/Iran, Ukraine/Russia and Israel/Hamas continue to impact businesses around the globe. While it is impossible to predict the effects of the conflicts such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

Ashland does not have manufacturing operations in Iran, Israel, Russia, Ukraine, or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Israel, Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Other items

Restructuring programs

As previously announced, Ashland initiated a new $30 million pre-tax restructuring plan to offset the impact from the Nutraceuticals business sale, completed in fiscal 2024, and other portfolio optimization actions, which were expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026. Ashland's current expectations include greater than 50 percent realization in fiscal 2025 of approximately $20 million.

Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $60 million once fully achieved, including savings of approximately $5 million in fiscal 2025.

Ashland is also continuing to execute its fiscal 2024 portfolio and plant optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose (CMC), methylcellulose (MC), Nutraceuticals and Avoca Portfolio Optimization (collectively, Portfolio Optimization). Overall, these portfolio optimization actions reduced sales and operating loss by approximately $53 million and $8 million, respectively, for the three months ended June 30, 2025 and approximately $170 million and $22 million, respectively, for the nine months ended June 30, 2025 as compared to the prior year. Adjusted EBITDA was also reduced by $13 million and $34 million for the three and nine months ended June 30, 2025, respectively, as compared to the prior year.

The following table summarizes the expense impact of these restructuring actions:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Accelerated depreciation(a)	$27	$8	$40	$56
Restructuring, separation and other costs(b)	7	3	18	28
Other plant optimization costs(a)	3	4	12	5
	$37	$15	$70	$89

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

Avoca business sale

During the three months ended March 31, 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were approximately $16 million, net of transaction costs.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) for the nine months ended June 30, 2025, within the loss on acquisitions and divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss). The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025. See Note J of the Notes to the Condensed Consolidated Financial Statements for tax details associated with the transaction. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the loss on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

Goodwill impairment

During the third quarter fiscal 2025, Ashland experienced a continued decline in the market price of its Common
Stock. Ashland also experienced slowing growth due to weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins for the Life Sciences and Specialty Additives reportable segments (and reporting units) than what was previously reported. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the three months ended June 30, 2025. Following the aforementioned quantitative analysis, the carrying value of the Life Sciences and the Specialty Additives reporting units exceeded their fair value, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded during the three and nine months ended June 30, 2025, within the goodwill impairment caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the both three and nine months ended June 30, 2025. No subsequent indicators of impairment have been identified.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended			Nine months ended
	June 30			June 30
(In millions except per share data)	2025	2024	Change	2025	2024	Change
Net income (loss)	$(742)	$6	$(748)	$(877)	$153	$(1,030)
Diluted earnings per share net income (loss)(a)	(16.21)	0.12	(16.33)	(18.85)	3.01	(21.86)
Income (loss) from continuing operations	(719)	31	(750)	(855)	180	(1,035)
Diluted earnings per share income (loss) from continuing operations(a)	(15.70)	0.60	(16.30)	(18.39)	3.53	(21.92)
Operating loss	(708)	(61)	(647)	(836)	(57)	(779)
EBITDA(b)	(683)	(34)	(649)	(713)	76	(789)
Adjusted EBITDA(b)	113	139	(26)	282	336	(54)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	1.04	1.49	(0.45)	2.30	3.19	(0.89)

(a)
As a result of the loss from continuing operations attributable to Ashland during the three and nine months ended June 30, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.
(b)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results current quarter

Ashland's net loss of $742 million (loss of $16.21 diluted earnings per share) and income of $6 million ($0.12 diluted earnings per share) included loss from discontinued operations of $23 million (loss of $0.51 diluted earnings per share) and a loss from discontinued operations of $25 million (loss of $0.48 diluted earnings per share) in the three months ended June 30, 2025 and 2024, respectively.

Results for Ashland’s continuing operations, diluted earnings per share from continuing operations and operating loss for the three months ended June 30, 2025 and 2024 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $754 million and $147 million for the three months ended June 30, 2025 and 2024, respectively, impacting continuing operations, including a non-cash goodwill impairment charge of $706 million in the current quarter ($375 million for the Life Sciences and $331 million for the Specialty Additives reportable segments). Continuing operations was also impacted by unfavorable tax specific key items for discrete tax items totaling $13 million and favorable tax specific key items for discrete tax items totaling $106 million for the three months ended June 30, 2025 and 2024, respectively.

Excluding these key items, the decrease in continuing operations, diluted earnings per share from continuing operations and operating loss was primarily driven by portfolio optimization actions, lower volume, and unfavorable production costs. This was partially offset by lower selling, administrative, research and development costs. In addition, diluted earnings per share from continuing operations was also impacted by common stock reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 51 million diluted shares at June 30, 2024 to 46 million diluted shares at June 30, 2025.

Ashland’s Adjusted EBITDA was $113 million for the three months ended June 30, 2025 compared to $139 million for the three months ended June 30, 2024 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $26 million decrease in Adjusted EBITDA was primarily driven by portfolio optimization actions, lower volume, and unfavorable production costs. This was partially offset by lower selling, administrative, research and development costs. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common stock repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Sales	$463	$544	$(81)	$1,347	$1,591	$(244)

The following table provides a reconciliation of the change in sales for the three and nine months ended June 30, 2025 and 2024:

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Sales change
Divestitures	$(42)	$(122)
Volume	(35)	(87)
Price/mix	(11)	(35)
Foreign currency exchange	7	—
Change in sales	$(81)	$(244)

Current Quarter - Sales for the current quarter decreased $81 million compared to the prior year quarter. The decrease was driven by the unfavorable impact of divestitures, lower volume, and unfavorable pricing which was partially offset by favorable foreign currency exchange. Portfolio optimization initiatives had an approximate $53 million impact on sales in the current quarter compared to the prior year quarter, primarily within divestitures and volume caption changes.

Year-to-date - Sales for the current year decreased $244 million compared to the prior year period. The decrease was driven by the unfavorable impact of divestitures, lower volume, and unfavorable pricing. Portfolio optimization initiatives had an approximate $170 million impact on sales in the current year period compared to the prior year period, primarily within divestitures and volume caption changes.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Cost of sales	$331	$358	$(27)	$957	$1,147	$(190)
Gross profit as a percent of sales	28.5%	34.2%		29.0%	27.9%

The following table provides a reconciliation of the change in cost of sales between the three and nine months ended June 30, 2025 and 2024:

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Cost of sales change
Divestitures	$(32)	$(99)
Volume	(27)	(69)
Operating costs	29	(32)
Foreign currency exchange	4	—
Price/mix	(1)	10
Change in cost of sales	$(27)	$(190)

Current Quarter - Cost of sales for the current quarter decreased $27 million compared to the prior year quarter. The decrease was primarily driven by the favorable impact of divestitures, lower sales volume, and favorable pricing, partially offset by higher operating costs and unfavorable foreign exchange currency. The current period operating costs were affected by $27 million of accelerated depreciation for product line optimization activities at manufacturing facilities within the Life Sciences, Personal Care and Specialty Additives reportable segments and $3 million of other plant optimization costs while the prior year quarter included $8 million of accelerated depreciation for product line optimization activities at two Speciality Additives manufacturing plants and one Personal Care manufacturing plant, and $4 million of other plant optimization costs. Gross profit as a percentage of sales decreased 5.7% primarily due to lower sales volume, higher operating costs and increased accelerated depreciation compared to the prior year quarter.

Year-to-date - Cost of sales for the current year decreased $190 million compared to the prior year period. The decrease was primarily driven by the favorable impact of divestitures, lower sales volume, and lower operating costs, partially offset by unfavorable pricing. The current period operating costs were affected by $40 million of accelerated depreciation for product line optimization activities at manufacturing facilities within the Life Sciences, Personal Care and Specialty Additives reportable segments and $12 million of other plant optimization costs while the prior year period included $56 million of accelerated depreciation for product line optimization activities at two Speciality Additives manufacturing plants and one Personal Care manufacturing plant, and $5 million of other plant optimization costs. Gross profit as a percentage of sales increased 1.1% primarily due to production volume recovery versus inventory corrective actions and decreased accelerated depreciation compared to the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expense	$106	$114	$(8)	$268	$303	$(35)
As a percent of sales	22.9%	21.0%		19.9%	19.0%

Current Quarter - Selling, general and administrative expense for the current quarter decreased $8 million compared to the prior year quarter with expenses as a percent of sales increasing 1.9%. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year quarter were:

•
$30 million and $35 million in net environmental-related expenses during the current and prior year quarter, respectively (see Note L of the Notes to the Condensed Consolidated Financial Statements for more information);
•
Expense of $7 million and $3 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year quarter, respectively; and
•
Lower variable compensation expense, the favorable impact of divestitures, and realized cost reductions associated with restructuring actions partially offset by unfavorable currency exchange between periods.

Year-to-date - Selling, general and administrative expense for the current year decreased $35 million compared to the prior year period with expenses as a percent of sales increasing 0.9%. Key drivers of the fluctuation in selling, general and administrative expense compared to the prior year period were:

•
$33 million and $41 million in net environmental-related expenses during the current and prior year period, respectively (see Note L of the Notes to the Condensed Consolidated Financial Statements for more information);
•
Expense of $18 million and $28 million comprised of key items for severance, lease abandonment and other restructuring costs during the current and prior year period, respectively;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina in the prior period; and
•
Lower variable compensation expense, the favorable impact of divestitures, and the realized cost reductions associated with restructuring actions between periods.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Research and development expense	$13	$15	$(2)	$41	$42	$(1)

Current Quarter - Research and development expense decreased mostly due to lower incentive compensation.

Year-to-date - Research and development expense is generally consistent with the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Intangibles amortization expense	$15	$19	$(4)	$47	$59	$(12)

Current Quarter - The lower intangibles amortization expense in the current quarter is driven by the impact of amortization related to the divested Avoca business in the prior quarter and Nutraceuticals business in the prior year quarter.

Year-to-date - The lower intangibles amortization expense in the current year is driven by the impact of amortization related to the divested Avoca business in the current year and Nutraceuticals business in the prior year period.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Equity and other income	$—	$—	$—	$1	$3	$(2)

Current Quarter - Equity and other income was zero for the current and prior year quarter.

Year-to-date - Equity and other income is lower than the prior year period, which included $2 million in China subsidies.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Goodwill impairment	$706	$—	$706	$706	$—	$706

Current Quarter - Ashland recorded a $706 million goodwill impairment charge in the current quarter. See Note G of the Notes to the Condensed Consolidated Financial Statements for more information.

Year-to-date - Ashland recorded a $706 million goodwill impairment charge in the current year. See Note G of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Loss on acquisitions and divestitures, net	$—	$99	$(99)	$165	$100	$65

Current Quarter - The prior year quarter included $99 million of charges related to the Nutraceuticals business sale completed in fiscal 2024. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Year-to-date - Ashland recorded a $183 million impairment charge and a pre-tax gain on sale of $8 million associated with the Avoca business during the current year. In addition, Ashland recorded a pre-tax gain on sale of a land property of $11 million during the current year. Additionally, the prior year period included $99 million of charges related to the Nutraceuticals business sale completed in fiscal 2024 as well as legal fees associated with ongoing divestiture activity and acquisitions related due diligence costs. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Net interest and other expense (income)
Interest expense	$15	$12	$3	$45	$38	$7
Interest income	(1)	(3)	2	(4)	(8)	4
Income from restricted investments	(22)	(4)	(18)	(15)	(51)	36
Other financing costs	3	2	1	8	7	1
	$(5)	$7	$(12)	$34	$(14)	$48

Current Quarter - Net interest and other expense (income) decreased by $12 million during the current quarter compared to the prior year quarter. Interest expense increased primarily related to lower capitalized interest on capital projects in the current year quarter while interest income decreased primarily due to the decrease in cash equivalents during the current quarter compared to the prior year quarter. Restricted investments income of $22 million and $4 million included realized gains of $19 million compared to $1 million for the three months ended June 30, 2025 and 2024, respectively, and was the primary change between quarters. See Note E of the Notes to the Condensed Consolidated Financial Statements for more information on the restricted investments.

Year-to-date - Net interest and other expense (income) increased by $48 million during the current year compared to the prior year period. Interest expense increased primarily related to lower capitalized interest on capital projects in the current year period while interest income decreased primarily due to the decrease in cash equivalents during the current year period compared to the prior year. Restricted investments income of $15 million and $51 million included realized gains of $5 million compared to $39 million for the nine months ended June 30, 2025 and 2024, respectively, and was the primary change between periods. See Note E of the Notes to the Condensed Consolidated Financial Statements for more information on the restricted investments.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Other net periodic benefit loss	$1	$2	$(1)	$4	$6	$(2)

Current Quarter - Other net periodic benefit loss for the three months ended June 30, 2025 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $2 million. Other net periodic benefit loss for the three months ended June 30, 2024 primarily included interest cost of $3 million which was partially offset by expected return on plan assets of $1 million. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

Year-to-date - Other net periodic benefit loss for the nine months ended June 30, 2025 primarily included interest cost of $10 million and a $1 million curtailment loss partially offset by expected return on plan assets of $7 million.

Other net periodic benefit loss for the nine months ended June 30, 2024 primarily included interest cost of $12 million which was partially offset by expected return on plan assets of $6 million. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Income tax expense (benefit)	$15	$(101)	$116	$(19)	$(229)	$210
Effective tax rate	-2%	144%		2%	467%

Current Quarter - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was an expense of 2% for the three months ended June 30, 2025 and was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million charge and a net $16 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions.

The overall effective tax rate was 144% for the three months ended June 30, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $104 million primarily related to the tax impact of the held for sale classification for the Nutraceuticals business.

Year-to-date - Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 2% for the nine months ended June 30, 2025 and was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million, and a net $23 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes to uncertain tax positions.

The overall effective tax rate was 467% for the nine months ended June 30, 2024 and was primarily impacted by jurisdictional income mix, as well as net favorable discrete items of $231 million primarily related to changes in foreign tax activity and the tax impact of the held for sale classification for the Nutraceuticals business.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income (loss) and/or operating loss which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP financial measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three and nine months ended June 30, 2025 was primarily impacted by jurisdictional income mix, the tax impact of cash repatriation, and changes in uncertain tax positions, while the effective tax rate during the three and nine months ended June 30, 2024 was significantly impacted by foreign tax reform related activity.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Loss from continuing operations before income taxes	$(704)	$(70)	$(874)	$(49)
Key items (pre-tax)(a)	754	147	968	194
Adjusted income from continuing operations before income taxes	$50	$77	$94	$145

Income tax expense (benefit)	$15	$(101)	$(19)	$(229)
Income tax rate adjustments:
Tax effect of key items(b)	12	12	64	24
Tax specific key items:(c)
Uncertain tax positions	(5)	(9)	(1)	(9)
Restructuring and separation activity	—	115	—	115
Other and tax reform related activity	(8)	—	(19)	129
Total income tax rate adjustments	(1)	118	44	259
Adjusted income tax expense	$14	$17	$25	$30
Effective tax rate	-2%	144%	2%	467%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	28%	23%	26%	21%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Loss from discontinued operations, net of income taxes
Performance Adhesives	$—	$—	$—	$(1)	$(3)	$2
Composites/Marl facility	—	(1)	1	—	(2)	2
Distribution	(10)	(3)	(7)	(10)	(3)	(7)
Water Technologies	—	(4)	4	—	(4)	4
Valvoline	—	—	—	2	2	—
Asbestos-related litigation	(13)	(17)	4	(13)	(17)	4
	$(23)	$(25)	$2	$(22)	$(27)	$5

Current Quarter - The activity for Distribution in the current and prior quarter represents subsequent adjustments that were made in conjunction with post-closing adjustments related to environmental liabilities. The activity for Composites/Marl facility and Water Technologies was related to post-closing adjustments and environmental liabilities in the prior year quarter. Asbestos activity in each quarter primarily relates to Ashland's annual update.

Year-to-date - The activity for Performance Adhesives, Distribution and Valvoline in the current and prior year periods represents subsequent adjustments that were made in conjunction with post-closing disputes, environmental liabilities, and taxes. The activity for Composites/Marl facility and Water Technologies was related to post-closing adjustments and environmental liabilities in the prior year period. Asbestos activity in each period primarily relates to Ashland's annual update.

Other comprehensive income (loss)

	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$91	$(25)	$116	$46	$2	$44
Unrealized gain (loss) on commodity hedges	(1)	2	(3)	2	2	—
	$90	$(23)	$113	$48	$4	$44

Current Quarter - Total other comprehensive income (loss), net of tax, for the current quarter increased $113 million compared to the prior year quarter primarily as a result of the following:

•
For the three months ended June 30, 2025 and 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $91 million and losses of $25 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended June 30, 2025 and 2024, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $1 million and gains of $2 million for the three months ended June 30, 2025 and 2024, respectively.

Year-to-date - Total other comprehensive income (loss), net of tax, for the current year increased $44 million compared to the prior year period primarily as a result of the following:

•
For the nine months ended June 30, 2025 and 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $46 million and $2 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the nine months ended June 30, 2025 and 2024, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of $2 million for both the nine months ended June 30, 2025 and 2024.

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

EBITDA and Adjusted EBITDA

EBITDA totaled loss of $683 million and income of $34 million for the three months ended June 30, 2025 and 2024, respectively, and loss of $713 million and income of $76 million for the nine months ended June 30, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Goodwill impairment – Ashland recorded a non-cash goodwill impairment charge of $706 million within the goodwill impairment caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2025. See Note G of the Notes to the Condensed Consolidated Financial Statements for more information;
•
Avoca business impairment and sale – During March 2025, Ashland sold substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge and gain on sale within the loss on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information;
•
Accelerated depreciation – As a result of product line optimization activities at manufacturing facilities within the Life Sciences, Specialty Additives, and Personal Care reportable segments, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three and nine months ended June 30, 2025 and 2024. See Note D of the Notes to the Condensed Consolidated Financial Statements for more information;
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
•
Other plant optimization costs – During the three and nine months ended June 30, 2025 and 2024, Ashland incurred inventory adjustments and production costs associated with product line optimization actions;
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
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2024;
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Avoca business assets during the three and nine months ended June 30, 2025 and the Nutraceuticals business assets during the three and nine months ended June 30, 2024; and

•
Income on divestitures, net – Ashland recorded income of zero and $10 million during the three and nine months ended June 30, 2025. The income was related to the pre-tax gains in connection with the sale of a land property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating loss but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Loss on pension plan remeasurements – During the nine months ended June 30, 2025, Ashland recognized a curtailment loss for pension plan remeasurement for defined benefit pension plan. See Note K of the Notes to the Condensed Consolidated Financial Statements for more information.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2025	2024	2025	2024
Net income (loss)	$(742)	$6	$(877)	$153
Income tax expense (benefit)	15	(101)	(19)	(229)
Net interest and other expense (income)	(5)	7	34	(14)
Depreciation and amortization(a)	49	54	149	166
EBITDA	(683)	(34)	(713)	76
Loss from discontinued operations, net of income taxes	23	25	22	27
Key items included in EBITDA:
Goodwill impairment	706	—	706	—
Avoca business impairment and sale	—	—	175	—
Accelerated depreciation	27	8	40	56
Environmental reserve adjustments	30	35	33	41
Restructuring, separation and other costs	7	3	18	28
Other plant optimization costs	3	4	12	5
Loss on pension plan remeasurements	—	—	1	—
Nutraceuticals impairment and sale	—	99	—	99
Argentina currency devaluation impact	—	—	—	5
Held for sale depreciation and amortization	—	(1)	(2)	(1)
Income on divestitures, net	—	—	(10)	—
Total key items included in EBITDA	773	148	973	233
Adjusted EBITDA	$113	$139	$282	$336

Total key items included in EBITDA	$773	$148	$973	$233
Unrealized gains on securities	(19)	(1)	(5)	(39)
Total key items, before tax	$754	$147	$968	$194

(a)
Depreciation and amortization excludes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively, $19 million for Specialty Additives for both the three and nine months ended June 30, 2025, $7 million and $55 million for Specialty Additives for the three and nine months ended June 30, 2024, respectively, and $1 million for Personal Care for both the three and nine months ended June 30, 2024, which is included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business assets for the nine months ended June 30, 2025, and $1 million for Life Sciences associated with the Nutraceuticals business assets for both the three and nine months ended June 30, 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the income (loss) from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the Adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net income (loss) and/or operating loss which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The Adjusted Diluted EPS for the income (loss) from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhances their ability to compare period-to-period financial results.

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized gains on securities – represents gains recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and nine months ended June 30, 2025 and 2024;
•
Restructuring and separation activity – represents the tax impact of the held for sale classification for the Nutraceuticals business; and
•
Other and tax reform related activity – primarily impacted by jurisdictional income mix, the tax impact of cash repatriation, and changes in uncertain tax positions for the three and nine months ended June 30, 2025, while the three and nine months ended June 30, 2024 were mostly impacted by foreign tax reform related activity.

	Three months ended		Nine months ended
	June 30		June 30
	2025	2024	2025	2024
Diluted EPS from continuing operations (as reported)	$(15.70)	$0.60	$(18.39)	$3.53
Key items, before tax:
Goodwill impairment	15.41	—	15.19	—
Avoca business impairment and sale	—	—	3.73	—
Accelerated depreciation	0.59	0.16	0.85	1.10
Environmental reserve adjustments	0.65	0.69	0.71	0.80
Restructuring, separation and other costs	0.15	0.06	0.38	0.55
Other plant optimization costs	0.07	0.08	0.26	0.10
Loss on pension plan remeasurements	—	—	0.02	—
Nutraceuticals impairment and sale	—	1.94	—	1.94
Argentina currency devaluation impact	—	—	—	0.10
Held for sale depreciation and amortization	—	(0.02)	(0.04)	(0.02)
Unrealized gains on securities	(0.41)	(0.02)	(0.10)	(0.76)
Income on divestitures, net	—	—	(0.21)	—
Key items, before tax	16.46	2.89	20.79	3.81
Tax effect of key items(a)	(0.26)	(0.24)	(1.36)	(0.48)
Key items, after tax	16.20	2.65	19.43	3.33
Tax specific key items:
Uncertain tax positions	0.11	0.18	0.03	0.18
Restructuring, separation and other costs	—	(2.25)	—	(2.25)
Other and tax reform related activity	0.17	—	0.40	(2.54)
Tax specific key items(b)	0.28	(2.07)	0.43	(4.61)
Total key items	16.48	0.58	19.86	(1.28)
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$0.78	$1.18	$1.47	$2.25
Amortization expense adjustment (net of tax)(c)	$0.26	$0.31	$0.83	$0.94
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$1.04	$1.49	$2.30	$3.19

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% and 21% for the three and nine months ended June 30, 2025, respectively, and 20% for both the three and nine months ended June 30, 2024.

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

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment:

	Three months ended			Nine months ended
	June 30			June 30
(In millions - unaudited)	2025	2024	Change	2025	2024	Change
SALES
Life Sciences	$162	$195	$(33)	$468	$617	$(149)
Personal Care	147	175	(28)	426	473	(47)
Specialty Additives	131	150	(19)	380	429	(49)
Intermediates	33	36	(3)	104	108	(4)
Intersegment sales(a)	(10)	(12)	2	(31)	(36)	5
	$463	$544	$(81)	$1,347	$1,591	$(244)
OPERATING INCOME (LOSS)
Life Sciences(b)	$(343)	$43	$(386)	$(301)	$125	$(426)
Personal Care	25	31	(6)	64	59	5
Specialty Additives(c)	(345)	10	(355)	(343)	(40)	(303)
Intermediates	4	6	(2)	6	22	(16)
Unallocated and other(d)	(49)	(151)	102	(262)	(223)	(39)
	$(708)	$(61)	$(647)	$(836)	$(57)	$(779)
DEPRECIATION EXPENSE
Life Sciences(e)	$17	$9	$8	$48	$29	$19
Personal Care(f)	7	10	(3)	23	27	(4)
Specialty Additives(g)	34	20	14	60	97	(37)
Intermediates	3	3	—	9	9	—
	$61	$42	$19	$140	$162	$(22)
AMORTIZATION EXPENSE
Life Sciences	$5	$6	$(1)	$13	$18	$(5)
Personal Care	8	10	(2)	26	32	(6)
Specialty Additives	2	3	(1)	7	8	(1)
Intermediates	—	—	—	1	1	—
	$15	$19	$(4)	$47	$59	$(12)
EBITDA(h)
Life Sciences	$(321)	$58	$(379)	$(240)	$172	$(412)
Personal Care	40	51	(11)	113	118	(5)
Specialty Additives	(309)	33	(342)	(276)	65	(341)
Intermediates	7	9	(2)	16	32	(16)
Unallocated and other	(49)	(151)	102	(262)	(223)	(39)
	$(632)	$—	$(632)	$(649)	$164	$(813)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate fair value. All other intersegment sales are accounted for at cost.
(b)
Includes goodwill impairment of $375 million for Life Sciences for the three and nine months ended June 30, 2025.
(c)
Includes goodwill impairment of $331 million for Specialty Additives for the three and nine months ended June 30, 2025.
(d)
Includes a $8 million gain on sale and a $183 million impairment charge related to the sale of the Avoca business for the nine months ended June 30, 2025, and a $99 million impairment charge related to the sale of the Nutraceuticals business for the three and nine months ended June 30, 2024, within the loss on acquisitions and divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(e)
Depreciation includes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively.
(f)
Depreciation includes accelerated depreciation of $1 million for Personal Care for both the three and nine months ended June 30, 2024.
(g)
Depreciation includes accelerated depreciation of $19 million for Specialty Additives for both the three and nine months ended June 30, 2025, respectively, and $7 million and $55 million for the three and nine months ended June 30, 2024.
(h)
Excludes loss from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Sales change
Divestiture	$(25)	$(95)
Volume	(5)	(37)
Price/mix	(5)	(16)
Foreign Currency	2	(1)
	$(33)	$(149)

The following table provides a reconciliation of the change in operating income (loss) for the Life Sciences reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Operating income (loss) change
Goodwill impairment	$(375)	$(375)
Cost	(8)	(18)
Price/mix	(5)	(17)
Volume	—	(10)
Divestiture	—	(7)
Foreign Currency	2	1
	$(386)	$(426)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. There were key items in the three and nine months ended June 30, 2025 and 2024. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Life Sciences
	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Operating income (loss)	$(343)	$43	$(386)	$(301)	$125	$(426)
Depreciation and amortization(a)	14	16	(2)	40	48	(8)
EBITDA	$(329)	$59	(388)	$(261)	$173	(434)
Goodwill impairment	375	—	375	375	—	375
Accelerated depreciation	8	—	8	21	—	21
Environmental reserve adjustments	—	1	(1)	—	1	(1)
Held for sale depreciation and amortization	—	(1)	1	—	(1)	1
Other plant optimization costs	—	—	—	2	—	2
Adjusted EBITDA	$54	$59	$(5)	$137	$173	$(36)
Operating income (loss) as a percent of sales	-211.7%	22.1%	Not meaningful	-64.3%	20.3%	Not meaningful
Adjusted EBITDA as a percent of sales	33.3%	30.3%	300 bps	29.3%	28.0%	130 bps

(a)
Depreciation and amortization excludes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively, and includes $1 million associated with the Nutraceuticals business held for sale assets for both the three and nine months ended June 30, 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Life Sciences' sales, operating income (loss) and Adjusted EBITDA decreased in the current quarter primarily due to the divestiture of the Nutraceuticals business, higher costs, including the effects of portfolio optimization activities and accelerated depreciation, and unfavorable pricing, partially offset by favorable foreign currency exchange. The three months ended June 30, 2025 included a goodwill impairment charge of $375 million.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Life Sciences' sales, operating income (loss) and Adjusted EBITDA decreased in the current period primarily due to the divestiture of the Nutraceuticals business, higher costs, including the effects of portfolio optimization activities and accelerated depreciation, lower volume and unfavorable price/mix actions partially offset by favorable foreign currency exchange. The nine months ended June 30, 2025 included a goodwill impairment charge of $375 million.

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

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Sales change
Divestiture	$(17)	$(27)
Volume	(10)	(16)
Price/mix	(4)	(5)
Foreign Currency	3	1
	$(28)	$(47)

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Operating income change
Price/mix	$(4)	$(6)
Volume	(4)	(4)
Divestiture (site closure)	(2)	—
Cost	3	14
Foreign Currency	1	1
	$(6)	$5

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. There were key items in the three and nine months ended June 30, 2025 and 2024. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Personal Care
	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Operating income	$25	$31	$(6)	$64	$59	$5
Depreciation and amortization	15	19	(4)	51	58	(7)
EBITDA	$40	$50	(10)	$115	$117	(2)
Accelerated depreciation	—	1	(1)	—	1	(1)
Held for sale depreciation and amortization	—	—	—	(2)	—	(2)
Other plant optimization costs	1	—	1	3	—	3
Adjusted EBITDA	$41	$51	$(10)	$116	$118	$(2)
Operating income as a percent of sales	17.0%	17.7%	-70 bps	15.0%	12.5%	250 bps
Adjusted EBITDA as a percent of sales	27.9%	29.1%	-120 bps	27.2%	24.9%	230 bps

(a)
Depreciation and amortization includes zero and $2 million for Personal Care associated with the Avoca business assets for the three and nine months ended June 30, 2025, respectively, and excludes accelerated depreciation of $1 million for both the three and nine months ended June 30, 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Personal Care's sales, operating income and Adjusted EBITDA decreased in the current quarter due to lower volume, including the divestiture of the Avoca business and other portfolio optimization actions, and unfavorable price/mix partially offset by lower costs and favorable foreign currency exchange.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Personal Care's sales decreased in the current period primarily due to lower volume, including the divestiture of the Avoca business and other portfolio optimization actions, while operating income increased primarily due to lower costs partially offset by unfavorable price/mix. Adjusted EBITDA remained relatively consistent compared to the prior period.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Sales change
Volume	$(20)	$(43)
Price/mix	(1)	(6)
Foreign Currency	2	—
	$(19)	$(49)

The following table provides a reconciliation of the change in operating income (loss) for the Specialty Additives reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Operating income (loss) change
Goodwill impairment	$(331)	$(331)
Costs	(19)	39
Volume	(5)	(9)
Price/mix	—	(2)
	$(355)	$(303)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. There were key items in the three and nine months ended June 30, 2025 and 2024. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Specialty Additives
	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Operating income (loss)	$(345)	$10	$(355)	$(343)	$(40)	$(303)
Depreciation and amortization(a)	17	16	1	48	50	(2)
EBITDA	(328)	26	(354)	(295)	10	(305)
Goodwill impairment	331	—	331	331	—	331
Accelerated depreciation	19	7	12	19	55	(36)
Environmental reserve adjustments	2	1	1	2	1	1
Other plant optimization costs	2	4	(2)	7	5	2
Adjusted EBITDA	$26	$38	$(12)	$64	$71	$(7)
Operating income (loss) as a percent of sales	-263.4%	6.7%	Not meaningful	-90.3%	-9.3%	Not meaningful
Adjusted EBITDA as a percent of sales	19.8%	25.3%	-550 bps	16.8%	16.6%	20 bps

(a)
Depreciation and amortization for Specialty Additives excludes accelerated depreciation of $19 million for the three and nine months ended June 30, 2025, and $7 million and $55 million for the three and nine months ended June 30, 2024, respectively, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Specialty Additives sales, operating income (loss) and Adjusted EBITDA for the quarter decreased as a result of lower volume, higher costs, including the effects of portfolio optimization activities and accelerated depreciation partially offset by favorable foreign currency exchange. The three months ended June 30, 2025 included a goodwill impairment charge of $331 million.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Specialty Additives sales, operating income (loss) and Adjusted EBITDA for the current period decreased primarily due to lower volume offset by lower costs, including the effects of portfolio optimization activities and accelerated depreciation. The nine months ended June 30, 2025 included a goodwill impairment charge of $331 million.

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

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Sales change
Price/mix	$(3)	$(12)
Foreign Currency	(1)	—
Volume	1	8
	$(3)	$(4)

The following table provides a reconciliation of the change in operating income for the Intermediates reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2025	June 30, 2025
Operating income change
Cost	$(2)	$—
Price/mix	(1)	(20)
Volume	—	3
Foreign Currency	1	1
	$(2)	$(16)

EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and nine months ended June 30, 2025 or 2024.

	Intermediates
	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Operating income	$4	$6	$(2)	$6	$22	$(16)
Depreciation and amortization	3	3	—	10	10	—
EBITDA	$7	$9	$(2)	$16	$32	$(16)
Operating income as a percent of sales	12.1%	16.7%	-460 bps	5.8%	20.4%	-1460 bps
EBITDA as a percent of sales	21.2%	25.0%	-380 bps	15.4%	29.6%	-1420 bps

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Intermediates' sales, operating income and EBITDA decreased primarily due to unfavorable price/mix and higher costs.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Intermediates' sales, operating income and EBITDA for the current period decreased primarily due to unfavorable price/mix partially offset by higher volume.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss between the three and nine months ended June 30, 2025 and 2024.

	Unallocated and other
	Three months ended June 30			Nine months ended June 30
(In millions)	2025	2024	Change	2025	2024	Change
Restructuring activities	$(7)	$(3)	$(4)	$(18)	$(28)	$10
Environmental expenses	(28)	(33)	5	(31)	(40)	9
Loss on acquisitions and divestitures, net	—	(99)	99	(165)	(100)	(65)
Argentina currency devaluation impact	—	—	—	—	(5)	5
Other expenses (primarily governance and legacy expenses)	(14)	(16)	2	(48)	(50)	2
Total expense	$(49)	$(151)	$102	$(262)	$(223)	$(39)

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Unallocated and other recorded expense of $49 million and $151 million for the three months ended June 30, 2025 and 2024, respectively. The current and prior year quarter included expense of $7 million and $3 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year quarter, respectively.

The current and prior year quarter included $28 million and $33 million for environmental expenses, respectively.

The prior year quarter included a $99 million loss on acquisitions and divestitures, net due to an impairment charge within the Nutraceuticals business. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Other expenses between periods were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation and variable incentive compensation.

Fiscal 2025 year-to-date compared to fiscal 2024 year-to-date

Unallocated and other recorded expense of $262 million and $223 million for the nine months ended June 30, 2025 and 2024, respectively. The current and prior year period included expense of $18 million and $28 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs during the current and prior year period, respectively.

The current and prior year period included $31 million and $40 million for environmental expenses, respectively.

The current year period included a loss on divestiture of $165 million, primarily related to the $183 million impairment of the Avoca business during the December quarter, $8 million pre-tax gain on the final sale of the Avoca business, and $11 million gain on the sale of a property, compared to a $99 million loss on acquisitions and divestitures, net due to an impairment charge within the Nutraceuticals business during the prior year period.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such Suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of June 30, 2025 participation in the program was not significant.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Nine months ended
	June 30
(In millions)	2025	2024
Cash provided (used) by:
Operating activities from continuing operations	$94	$382
Investing activities from continuing operations	—	(54)
Financing activities from continuing operations	(161)	(310)
Discontinued operations	(27)	(38)
Effect of currency exchange rate changes on cash and cash equivalents	1	2
Net decrease in cash and cash equivalents	$(93)	$(18)

Cash and cash equivalents decreased $93 million for the nine months ended June 30, 2025 and $18 million for the nine months ended June 30, 2024.

The $93 million decrease for the nine months ended June 30, 2025 was primarily driven by payment of cash dividends, additions to property, plant and equipment and stock repurchase activity of $57 million, $64 million and $100 million, respectively, while discontinued operations cash flows were outflows of $27 million. These outflows were partially offset by inflows from operating activities from continuing operations, proceeds from the sale of Avoca and proceeds from the sale of a land property of $94 million, $16 million and $11million, respectively.

The $18 million decrease for the nine months ended June 30, 2024 was primarily driven by payment of cash dividends, additions to property, plant and equipment, and stock repurchase activity of $59 million, $99 million, and $230 million, respectively. Operating cash flows from continuing operations were inflows of $382 million.

The change in cash flows from operating activities from continuing operations was primarily driven by U.S. and Foreign Accounts Receivable Sales Program activity, $132 million negative impact between periods, as well as unfavorable working capital, primarily related to changes in inventory and incentive compensation payouts between periods.

See the Statements of Condensed Consolidated Cash Flows for additional details.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Nine months ended
	June 30
(In millions)	2025	2024
Total cash flows provided by operating activities from continuing operations	$94	$382
less:
Additions to property, plant and equipment	(64)	(99)
Free Cash Flow	30	283
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	11	(11)
Cash inflows from Foreign Accounts Receivable Sales Program(b)	(13)	(123)
Restructuring-related payments(c)	23	10
Environmental and related litigation payments(d)	24	23
Ongoing Free Cash Flow	$75	$182

Net income (loss)	$(877)	$153
Adjusted EBITDA(e)	$282	$336

Operating Cash Flow Conversion(f)	Not meaningful	250%
Ongoing Free Cash Flow Conversion(g)	27%	54%

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
(g)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $704 million and $705 million as of June 30, 2025 and September 30, 2024, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 97% and 111% of current liabilities as as of June 30, 2025 and September 30, 2024, respectively. The decrease in Ongoing Free Cash Flows was driven by lower Adjusted EBITDA, higher variable compensation payouts, increased inventory, and inventory reductions in the prior year due to inventory control measures during that period offset by lower additions to property, plant and equipment.

The following summary reflects Ashland’s cash and cash equivalents, unused borrowing capacity and liquidity as of:

	June 30	September 30
(In millions)	2025	2024
Cash and investment securities
Cash and cash equivalents	$207	$300
Restricted investments(a)	350	368

Unused borrowing capacity and liquidity
Revolving credit facility	596	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $228 million and $248 million related to the Asbestos trust and $122 million and $120 million related to the Environmental trust as of June 30, 2025 and September 30, 2024, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million revolving credit facility less a reduction of $4 million for letters of credit outstanding at June 30, 2025. In total, Ashland’s available liquidity position, which includes cash and cash equivalents and the revolving credit facility, was $803 million at June 30, 2025, compared to $896 million at September 30, 2024. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs as of June 30, 2025. Ashland also maintained $350 million of restricted investments to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	June 30	September 30
(In millions)	2025	2024
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,382	1,349
Total debt	$1,382	$1,349

(a)
Includes $10 million and $12 million of debt issuance cost discounts as of June 30, 2025 and September 30, 2024, respectively.

Debt as a percent of capital employed was 42% and 32% at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025, Ashland’s total debt had an outstanding principal balance of $1,418 million, discounts of $26 million, and debt issuance costs of $10 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2025 and 2026, $4 million due in fiscal 2027, $586 million due in 2028, $97 million in 2029, and zero in 2030.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of June 30, 2025, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's 2022 credit agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2025, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.9.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.6x effect on the consolidated net leverage ratio and a 1.6x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.3x.

Additional capital resources

Total equity

Total equity decreased by $979 million since September 30, 2024 to $1,889 million at June 30, 2025. The decrease of $979 million was due to net loss of $877 million, stock repurchase activity of $101 million (includes $1 million in excise tax), and dividends of $57 million partially offset by $46 million of deferred translation gains, $8 million of common stock issued, and $2 million for unrealized gains on commodity hedges.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

The following table provides the common stock repurchase activity for the three and nine months ended June 30, 2025 and 2024:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2025	2024	2025	2024
Number of shares repurchased	—	1.30	1.50	2.60
Weighted-average price per share(a)	$—	$98.92	$64.90	$90.12
Aggregate purchase price(a)	$—	$130	$100	$230
Program	NA	2023 Stock Repurchase Program	2023 Stock Repurchase Program	2023 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

On May 6, 2025, Ashland's Board declared a quarterly cash dividend of 41.5 cents per share on the company's common stock representing a 2.5 percent increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2025. Dividends of 40.5 cents per share were paid in the first and second quarters of fiscal 2024 and the third quarter of fiscal 2024 and 38.5 cents per share in the first and second quarters of fiscal 2024.

Capital expenditures

Capital expenditures were $64 million for the nine months ended June 30, 2025, compared to $99 million for the nine months ended June 30, 2024.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, long-lived assets (including goodwill and other intangible assets), income taxes, other liabilities and receivables associated with asbestos litigation and environmental remediation. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the nine months ended June 30, 2025.

Goodwill

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

During the third quarter fiscal 2025, Ashland experienced a continued decline in the market price of its Common Stock. Ashland also experienced slowing growth due to weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins for the Life Sciences and Specialty Additives reporting units then what was previously forecasted. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed as of June 30, 2025.

Following the completion of this quantitative analysis, Ashland concluded that the fair value of Personal Care reporting unit exceeded its carrying value by more than 100%. The Intermediates reporting unit has no associated goodwill. The carrying values of the Life Sciences and Specialty Additives reporting units exceeded their respective fair values, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded within the goodwill impairment caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the both three and nine months ended June 30, 2025. Remaining goodwill after impairment was $466 million for Life Sciences and $112 million for Specialty Additives. For further information, see Note G of the Notes to the Condensed Consolidated Financial Statements.

The below table provides a sensitivity analysis for Life Sciences and Specialty Additives reporting units remaining goodwill, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The below table provides, in isolation, the estimated fair value impacts related to a 25-basis point increase to discount rate or a 25-basis point decrease to residual growth rates, both of which would result in incremental impairment charges to the Life Sciences and Specialty Additives reporting units.

	Approximate Percent Change in Estimated Fair Value
	+25 bps	-25 bps
	Discount Rate	Growth Rate
Life Sciences	-2.5%	-1.3%
Specialty Additives	-2.6%	-1.5%

Assumptions inherent in the valuation methodologies include estimates of future projected business results (principally sales and EBITDA), long-term growth rates, and the weighted-average cost of capital. Ashland performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and weighted average cost of capital estimates. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 12.50% and 13.75%, and terminal growth rate, ranging between 2.0% and 4.0% depending on the reporting unit. Based on sensitivity analysis performed on two key assumptions in the discounted cash flow model at June 30, 2025, a 1% decrease in the long-term growth factor assumption or a 1% increase in the weighted average cost of capital assumption for the Personal Care reporting unit would not have resulted in a fair value below the carrying value. For further information, see Note G of the Notes to the Condensed Consolidated Financial Statements.

OUTLOOK

Ashland is updating its full-year fiscal 2025 outlook to reflect a stable but subdued macroeconomic environment and continued caution across customer channels. Demand trends remain mixed: pharma continues to recover and show resilience, Personal Care is stable with early signs of company-specific momentum, while Specialty Additives and Intermediates remain under pressure. Ashland maintains a measured outlook, supported by innovation tracking ahead of plan, early signs of recovery in its “globalize” platforms, and the execution of high-impact self-help initiatives. These strategic levers are helping to mitigate near-term volume pressure and position the company for improved performance going forward.

Tariff-related uncertainty persists, and the company continues to monitor the evolving regulatory landscape. While long-term rules are still being finalized, Ashland does not expect a material direct impact to fiscal year 2025.

At the same time, Ashland is benefiting from an FX tailwind, while other input costs and pricing dynamics remain stable. Raw material costs are steady, and year-over-year pricing pressure is easing as the company laps prior actions. These conditions are expected to support margin performance through the fourth quarter.

Ashland continues to prioritize controllable levers. The company’s $30 million restructuring program is expected to generate approximately $7.5 million in savings in the fourth quarter. Progress continues on the $60 million manufacturing network optimization initiative. These efforts, combined with strong execution, are expected to support continued margin strength. Free Cash Flow generation was strong in the third quarter, and Ashland expects continued healthy conversion in the fourth quarter.

Based on these factors, Ashland now expects full-year fiscal 2025 sales of approximately $1.825 billion to $1.850 billion and Adjusted EBITDA in the range of $400 million to $410 million. While the company has narrowed its guidance to reflect muted near-term growth, current assumptions are weighted toward the lower end of the range, reflecting a prudent base-case stance amid ongoing uncertainty, while underscoring the resilience of Ashland’s business model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2025 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting - During the nine months ended June 30, 2025, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2025, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of June 30, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2025.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2025 was as follow:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2025 to April 30, 2025	—	$—	—	$520
May 1, 2025 to May 31, 2025	—	—	—	520
June 1, 2025 to June 30, 2025	—	—	—	520
Total	—		—	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2025, $520 million remained available for repurchase under this authorization.

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

31.1*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of William C. Whitaker, Chief Financial Officer of Ashland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Guillermo Novo, Chief Executive Officer of Ashland, and William C. Whitaker, Chief Financial Officer of Ashland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2025 and June 30, 2024; (ii) Condensed Consolidated Balance Sheets at June 30, 2025 and September 30, 2024; (iii) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2025 and June 30, 2024; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
July 30, 2025	/s/ William C. Whitaker
William C. Whitaker
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)