Form 10-K
period 2025-09-30
ASHLAND INC.
filed 2025-11-20
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price as reported on the New York Stock Exchange.

As of October 31, 2025, there were 45,718,113 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent described herein.

PART I

ITEM 1. BUSINESS

GENERAL

Ashland Inc. is a global additives and specialty ingredients company with a conscious and proactive mindset for sustainability. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ASH”. The terms “Ashland,” the “Company,” “we” and “our” used herein refer to Ashland Inc., a Delaware Corporation, and its predecessors, and its consolidated subsidiaries, except where the context indicates otherwise.

The Company serves customers in a wide range of consumer and industrial markets including, architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 2,900 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s reportable operating segments ("reportable segments") include: Life Sciences; Personal Care; Specialty Additives; and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists manufacturers. The nutraceuticals business was sold in August 2024.

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

Specialty Additives is comprised of rheology and performance-enhancing additives serving the architectural coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum-based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include, but are not limited to, global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry and welders.

Intermediates is comprised of the production of 1,4 butanediol ("BDO") and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, agriculture, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives reportable segments for use as a raw material.

Unallocated and Other generally includes items such as certain significant company-wide restructuring activities, corporate governance costs and legacy costs or activities that relate to divested businesses that are no longer operated by Ashland.

Available Information -

Our principal executive offices are located at 8145 Blazer Drive, Wilmington, Delaware 19808.

On the Investor Relations section of our website, www.ashland.com, you may obtain additional information about us, free of charge, including:

•
our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission ("SEC");
•
beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities exchange Act of 1934, as amended (or the “Exchange Act”); and
•
corporate governance information that includes our:
o
corporate governance guidelines,
o
audit committee charter,
o
compensation committee charter,
o
environmental, health, safety and quality committee charter,
o
governance and nominating committee charter, and
o
director independence standards.

We also provide printed copies of any of these documents to any stockholder free of charge upon request. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information that is filed electronically with the SEC.

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

Life Sciences operates throughout the Americas, Europe and Asia Pacific. It has 11 manufacturing and lab facilities in nine countries which serve its various end markets. It has manufacturing facilities and labs in the United States in Wilmington, Delaware and Bridgewater Township, New Jersey; and internationally in Brazil; China; Germany; India; Ireland; Mexico; Thailand; and Turkey.

Life Science markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2025, the following Life Sciences product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Life Sciences sales	% of Ashland total consolidated sales
Cellulosics	43%	39%
Polyvinylpyrrolidones (PVP)	42%	25%

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

The Personal Care portfolio of ingredients and solutions for skin care, sun care, and cosmetics focuses on natural and sustainable solutions. Personal Care includes biofunctional actives, preservatives, and specialty polymers to provide functionality such as water resistance and rheology. Ashland’s natural ingredients include a wide range of cellulose, guar, and cassia derivatives; unique active ingredients derived from botanical sources using exclusive Ashland technologies such as Zeta FractionTM and plant small RNAs ("PSR") technology; emollients based on natural chemistries; encapsulation technology derived from alginates; and efficacious preservative blends inspired by nature.

The Personal Care portfolio of products and technologies is used in many types of cleaning and fragrance applications, including fabric care, home care and dishwashing. Personal Care products are used in a variety of applications for viscosity enhancement, particle suspension, rheology modification, stabilization and fragrance enhancement.

Personal Care operates throughout the Americas, Europe and Asia Pacific. It has 9 manufacturing and lab facilities in ten countries which serve its various end markets and participates in one joint venture. It has manufacturing facilities and labs in the United States in Bridgewater Township, New Jersey; and internationally in Brazil; China; France; Germany; India; Mexico; Netherlands; Thailand; and the United Kingdom.

Personal Care markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2025, the following Personal Care product categories were 10% or greater of Ashland’s total consolidated sales:

Product	% of Personal Care sales	% of Ashland total consolidated sales
Cellulosics	20%	39%
Polyvinylpyrrolidones (PVP)	23%	25%

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

Specialty Additives operates throughout the Americas, Europe and Asia Pacific. It has 8 manufacturing and lab facilities in eight countries which serve its various end markets. Specialty Additives has manufacturing facilities and labs in the United States in Wilmington, Delaware and internationally in Brazil; China; Germany; India; Netherlands; Singapore and the United Kingdom.

Specialty Additives markets and distributes its products in the Americas, Europe, the Middle East, Africa and Asia Pacific.

For fiscal 2025, the following Specialty Additives products were 10% or greater of Ashland’s total consolidated sales:

Product	% of Specialty Additives sales	% of Ashland total consolidated sales
Cellulosics	62%	39%
Polyvinylpyrrolidones (PVP)	7%	25%

INTERMEDIATES

Intermediates is a leading producer of BDO and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, agriculture, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care and Specialty Additives for use as a raw material.

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

MISCELLANEOUS

Environmental Matters

Ashland maintains a company-wide environmental policy overseen by the Sustainability and Productivity Committee of Ashland’s Board of Directors (the "Board"). Ashland’s Environmental, Health, Safety, Quality and Regulatory Affairs ("EHSQ&RA") department has the responsibility to ensure that Ashland’s businesses worldwide maintain environmental compliance in accordance with applicable laws and regulations. This responsibility is carried out via training; widespread communication of EHSQ&RA policies; information and regulatory updates; formulation of relevant policies, procedures and work practices; design and implementation of EHSQ&RA management systems; internal auditing; monitoring of legislative and regulatory developments that may affect Ashland’s operations; assistance to the businesses in identifying compliance issues and opportunities for voluntary actions that go beyond compliance; and incident response planning and implementation.

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

At September 30, 2025, Ashland’s reserves for environmental remediation and related environmental litigation amounted to $226 million, reflecting Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $495 million. The largest reserve for any site is 21% of the total environmental remediation reserves. Ashland regularly adjusts its reserves as environmental remediation continues. Environmental remediation expense, net of insurance receivables, amounted to $48 million in 2025 compared to $56 million in 2024 and $59 million in 2023.

Product Control, Registration and Inventory - Many of Ashland’s products and operations are subject to chemical control laws of the countries in which they are located. These laws include regulation of chemical substances and inventories under the Toxic Substances Control Act ("TSCA") in the United States and the Registration, Evaluation and Authorization of Chemicals ("REACH") regulation in Europe as well as new cosmetic ingredients filings in China under the Cosmetics Supervision and Administration Regulation ("CSAR"). Under TSCA, REACH, and CSAR additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect Ashland’s costs of products produced in or imported into the European Union ("EU"). Examples of other product control regulations include right to know laws under the Global Harmonized System ("GHS") for hazard communication, regulation of chemicals used in the manufacture of pharmaceuticals and personal care products and that contact food under the Food, Drug and Cosmetics Act in the United States, the Framework Regulation in Europe and other product control requirements for chemical weapons, drug precursors and import/export. The Green Deal in the EU, specifically Chemicals Strategy for Sustainability, will require additional information to be developed on hazard communication and risk assessment of both chemical substances and finished products. New laws and regulations may be enacted or adopted by various regulatory agencies globally. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

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

Air - In the United States, the Clean Air Act ("CAA") imposes stringent limits on facility air emissions, establishes a federally mandated operating permit program, allows for civil and criminal enforcement actions and sets limits on the volatile or toxic content of many types of industrial materials and consumer products. The CAA establishes national ambient air quality standards ("NAAQS") with attainment deadlines and control requirements based on the severity of air pollution in a given geographical area. Various state clean air acts implement, complement and, in many instances, add to the requirements of the federal CAA. The requirements of the CAA and its state counterparts have a significant impact on the daily operation of Ashland’s businesses and, in many cases, on product formulation and other long-term business decisions. Other countries where Ashland operates also have laws and regulations relating to air quality. Ashland maintains numerous permits and emission control devices pursuant to these clean air laws.

The United States Environmental Protection Agency ("USEPA") has increased its frequency in reviewing the NAAQS. The USEPA has stringent standards for particulate matter, ozone and sulfur dioxide. Throughout 2023, 2024 and 2025, state and local agencies continued to implement options for meeting the newest standards. Particulate matter strategies include dust control measures for construction sites and reductions in emission rates allowed for industrial operations. Options for ozone include emission controls for certain types of sources, reduced limits on the volatile organic compound content of industrial materials and consumer products, and requirements on the transportation sector. Most options for sulfur dioxide focus on coal and diesel fuel combustion sources. It is not possible at this time to estimate the potential financial impact that these newest standards may have on Ashland’s operations or products. Ashland will continue to monitor and evaluate these standards to meet these and all air quality requirements.

Solid Waste - Ashland is subject to various laws relating to and establishing standards for the management of hazardous and solid waste. In the United States, Ashland’s facilities are subject to RCRA and its regulations governing generators of hazardous waste. Ashland has implemented systems to oversee compliance with the RCRA regulations. In addition to regulating current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the storage of regulated substances in underground tanks. Ashland has the remediation liability for certain facilities subject to these regulations. Other countries where Ashland operates also have laws and regulations relating to hazardous and solid waste, and Ashland has systems in place to oversee compliance.

Water - Ashland maintains numerous discharge permits. In the United States, such permits may be required by the National Pollutant Discharge Elimination System of the Clean Water Act and similar state programs. Other countries have similar laws and regulations requiring permits and controls relating to water discharge.

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

Competition

Ashland competes in the highly fragmented additives and specialty ingredients industries. The participants in these industries offer a varied and broad array of product lines designed to meet specific customer requirements. Participants compete with service and product offerings on a global, regional and/or local level subject to the nature of the businesses and products, as well as the end-markets and customers served. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge and technical capability. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. The industry has become increasingly global as participants have focused on establishing and maintaining leadership positions outside of their home markets. Many of these segments’ product lines face domestic and international competition, due to industry consolidation, pricing pressures and competing technologies. Through a more focused approach, the Company is leveraging the Ashland brand and global scale to combine operational agility with disciplined investment in targeted areas, while expanding beyond its core technologies with differentiated new technology platforms to support the introduction of new product lines and applications.

Intellectual Property

Ashland has a broad intellectual property portfolio which is an important component of its business. Ashland relies on patents, trade secrets, formulae and know-how to protect and differentiate its products and technologies. In addition, the reportable segments own valuable trademarks which identify and differentiate their products from Ashland's competitors. Ashland also uses licensed intellectual property rights from third-parties.

Raw Materials and Energy

Ashland purchases its raw materials from multiple sources of supply in the United States and other countries. Raw material supplies were available in quantities sufficient to meet demand in fiscal 2025, 2024 and 2023, which was a significant improvement over fiscal 2022 when raw and packaging materials were globally constrained. Similarly, energy costs, which are a significant component of production costs, stabilized in fiscal 2025, 2024 and 2023 after significant volatility in 2022.

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

Seasonality

Ashland’s business may vary due to seasonality. Ashland’s reportable segments typically experience stronger demand during warmer weather months.

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

As an indication of its commitment to Responsible Care, Ashland obtained a third-party certification to RC14001, which includes the internationally recognized ISO 14001 certification and adds additional health, safety, security, and chemical industry requirements. Currently, Ashland has 25 sites participating on a group RC14001 certification, including 12 international sites. Also, as part of its commitment to health and safety, 20 of the Company's sites have obtained an additional ISO 45001 certification, an international health and safety management system.

As part of ZIC, the Company strives every day to achieve zero incidents. Ashland continues to make good progress on its journey. For the year ended September 30, 2025, the Company had a Total Preventable Recordable Rate ("TPRR") of 0.41 compared to 0.46 for the year ended September 30, 2024.

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

Human Capital Management - Ashland’s people are the foundation of its innovation, performance, and long-term success. The Company is committed to cultivating a growth-minded, high-integrity culture that empowers employees to thrive, contribute meaningfully, and lead with purpose. Ashland’s human capital strategy is designed to attract, develop, and retain exceptional global talent while fostering a workplace where everyone feels they belong and are inspired to excel.

As of September 30, 2025, Ashland had approximately 2,900 employees in more than 100 countries. The Company’s workforce reflects a broad range of experiences and perspectives, united by a shared commitment to solving complex challenges for customers.

Culture and Values – Ashland fosters a workplace environment that is rooted in respect, integrity, and opportunity. All programs and practices are conducted in accordance with applicable nondiscrimination laws and are designed to support equitable access and merit-based advancement for all employees.

Ashland believes that inclusion is essential to innovation and performance. In 2025, the Company advanced its global talent strategy with a focus on engagement, connection, and well-being. These efforts are designed to create a collaborative environment that leverages the talents of a diverse global workforce and supports sustainable growth.

Ashland’s focus on advancing its culture starts at the top. The Board of Directors is comprised of individuals with diverse experience and credentials, selected for their business acumen, deep expertise and insight, and ability to challenge and add value to the management team. Both the Board of Directors and Executive Committee are engaged in shaping a culture that amplifies the Company values: we care, we commit, we solve together.

The Company also recognizes and celebrates employees who exemplify its values through programs such as the Ashland Way Awards and Responsible Solvers™. As part of its commitment to community engagement and global citizenship, Ashland encourages employee participation in the Responsible Solvers™ program. This initiative combines the Company’s philanthropic focus on STEM education with volunteer opportunities, empowering employees to make a meaningful impact in the communities where they live and work. Eligible employees may receive up to 16 hours of paid time-off annually to engage in manager-approved volunteer activities during regular work hours.

Talent Development and Leadership – Ashland is building a people ecosystem that enables personal and professional growth at every level. The Company conducts disciplined annual talent reviews and succession planning to strengthen its leadership pipeline, promote internal mobility, and minimize attrition. The performance management process provides employees with ongoing feedback not only on performance, but also on their developmental progress and how they live the Ashland values.

In 2025, Ashland elevated the capabilities of its leaders through targeted development and mentorship programs, and continuous learning opportunities that were delivered both proactively and on-demand. Ashland also provided tuition assistance for undergraduate, graduate, and PhD programs, as well as technical and professional development opportunities.

Well-being and Engagement – Ashland continues to focus on employee wellness and executing the global vision to empower employees and their families to make healthy decisions that lead to positive outcomes in and outside of work. The Company’s well-being initiatives focus on four pillars: health, work-life balance, physical fitness, and financial stability. To that end, Ashland offers its employees wellness programs and events, including global Employee Assistance Programs, preventative care resources, and flexible leave benefits.

The Company also conducts its annual global Culture Survey to measure engagement, and gain valuable insights which guide our investments in tools, resources, and practices that will enhance both employee and organizational productivity, effectiveness, and commitment.

Ethical Standards and Human Rights – Ashland is committed to respecting the human and economic rights of others and does not tolerate the use of child or forced labor, slavery, or human trafficking in any of its facilities or operations. Ashland does not tolerate the physical punishment, abuse, involuntary servitude or exploitation of any worker and we expect our suppliers and contractors with whom we do business to uphold the same standards and will discontinue the business relationship with any individual or company that does not follow the same standards.

Ashland's global footprint is geographically located as follows:

global footprint

R&D labs
R&D labs and manufacturing sites
manufacturing sites
offices
warehouses

16 R&D labs

17 manufacturing sites

22 offices

31 warehouses

Competitive Pay and Benefits – Ashland is committed to paying its employees in a fair and equitable manner and has implemented global total rewards tools to promote equitable remuneration. The Company provides a total compensation package that is designed to be competitive with the markets in which it competes for talent. Ashland believes employees should be compensated equitably based on performance, skills, and experience.

Ashland reviews pay equity annually in conjunction with its annual performance review, merit, bonus and promotion processes. The Company annually completes an in-depth analysis of its pay equity globally using a number of factors to determine if a pay gap exists. Overall findings continue to be encouraging, identifying only a few employees annually that had a disparity in pay requiring further analysis and corrective action. Ashland reviews each process annually to ensure that its policies, procedures, and training continue to provide pay equity within the Company.

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

ITEM 1A. RISK FACTORS

The following discussion identifies risk factors that may adversely affect Ashland’s business, operations, financial position or future financial performance or make an investment in Ashland speculative or risky. It is designed to highlight what Ashland believes are important factors to consider when evaluating its expectations. This information should be read in conjunction with the description of our business, Management's Discussion and Analysis, and the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. These factors could cause future results to differ from those in forward-looking statements and from historical trends.

Risks Related to the Company’s Business Operations, Financial Performance and Growth

Ashland has set aggressive growth goals for its reportable segments which may be impacted by such risks as the failure to optimize the use of Ashland’s tangible and intangible assets, the failure to identify and successfully integrate acquisition targets, and/or unexpected costs and liabilities associated with strategic acquisitions. These risks could lead to reduced sales, increased expenses, impairment of goodwill or other intangible assets, and other adverse effects on the Company’s financial condition and results of operations.

Ashland’s failure to fully achieve one or more of its aggressive growth goals or meet its long-term objectives could negatively impact Ashland’s potential value and its reportable segments. Such failure may result if Ashland is unable to effectively execute its business strategy and growth plans by failing to optimize the use of its physical and intangible assets. Such optimization failure may result from changes to the global economic environment, changes to the competitive landscape, attraction and retention of skilled employees, the potential failure of product innovation plans, failure to comply with existing or new regulatory schemes, failure to maintain a competitive cost structure and other risks outlined in greater detail in this Item 1A. In addition, Ashland, as part of its growth goals, continuously evaluates acquisition candidates. If Ashland is unable to successfully identify and integrate acquired businesses, Ashland could fail to achieve any expected increases in sales and operating results, which could have a material adverse effect on Ashland’s financial results. Ashland’s ability to achieve the anticipated financial benefits from any acquisition transactions may not be realized due to any number of factors, including, but not limited to, unsuccessful integration efforts, unexpected or underestimated liabilities or increased costs, fees, expenses and charges related to such transactions. Such adverse events could result in a decrease in the estimated fair value of goodwill or other intangible assets established as a result of such transactions, triggering an impairment as experienced in 2025. These and other factors could have a material adverse effect on our financial condition and results of operations.

Business disruptions from natural, operational and other catastrophic risks could seriously harm Ashland’s operations and financial performance. In addition, a catastrophic event at one of Ashland’s facilities or involving its products or employees could lead to liabilities that could further impair its operations and financial performance.

Business disruptions (including those related to operating hazards inherent with the production of chemicals) stemming from events such as natural disasters, severe weather conditions, supply or logistics disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, cyber-security breaches, terrorist attacks, armed conflicts, war, public health crises, fires, floods or other catastrophic events, could seriously harm Ashland’s operations, as well as the operations of its customers and suppliers, and may adversely impact Ashland’s financial performance. These events could result in reduced demand for Ashland’s products, make it difficult or impossible for Ashland to manufacture its products or deliver products to its customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain. In addition to leading to a serious disruption of Ashland’s reportable segments, a catastrophic event at one of our facilities or involving our products or employees could lead to substantial legal liability to or claims by parties allegedly harmed by the event.

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

Energy availability and pricing has been impacted by geopolitical events and may be impacted by climate-related legislation and regulations. As climate legislation increases in many countries, the availability of conventional and nonrenewable energy may be increasingly limited and prices may continue to increase. Where demand exceeds energy capacity, energy disruptions such as brown out or black out events are possible, leading to business interruption and quality/operational impacts. Failure to respond to or mitigate this risk could lead to increased cost and business impacts.

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

As part of its commitment to supporting climate change response efforts, Ashland has committed to 2032 targets through the Science Based Targets Initiative ("SBTi") which were approved by SBTi in October of 2023. These targets are aligned with the objective of limiting global warming to no more than 1.5C above preindustrial levels. Ashland’s sustainability commitments are key to stakeholders and a differentiator for Ashland. Failure to meet stated commitments could lead to reputational and business impacts.

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

Ashland’s substantial global operations subject it to risks inherent in doing business in foreign countries, including changes to tariffs and trade policy, geopolitical instability, and challenges in hiring and managing a diverse workforce across jurisdictions with differing labor and employment laws and cultural practices, any of which could adversely affect Ashland's business, financial condition and results of operations.

Greater than half of Ashland’s net sales for fiscal 2025 were to customers outside of North America. Ashland expects sales from international markets to continue to represent an even larger portion of the Company’s sales in the future. Also, a significant portion of Ashland’s manufacturing capacity is located outside of the United States. Accordingly, Ashland’s business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions

Ashland’s global business operations present a range of challenges, particularly related to tariffs, trade policy, and geopolitical risks. The imposition of new tariffs or trade quotas, or the impairment of existing trade agreements, risks that have become more pronounced amid ongoing global trade tensions and protectionist measures, could significantly impair Ashland’s financial performance. The uncertainty and volatility created by these policies, including heightened trade disputes, renegotiations of major agreements, and the risk of additional withholding taxes or restrictions on foreign trade and investment (such as currency exchange controls), may disrupt supply chains, increase costs, limit market access for Ashland’s products, and adversely affect profitability in U.S. dollars for products and services provided abroad. Ongoing trade disputes between the United States and Europe, Latin America, and the Asia-Pacific region could further negatively impact Ashland if they worsen.

Ashland also faces significant geopolitical risks inherent in operating a global business. The outbreak or escalation of armed conflicts, including the ongoing Israel/Hamas conflict, can disrupt supply chains, limit market access, and increase operational uncertainty, particularly in the Middle East and surrounding regions. Additionally, terrorist activities and the responses to such threats in certain countries may pose a greater risk to Ashland’s operations than in the United States. In Europe, economic sanctions imposed on Russia and/or Russia's reaction to these sanctions may adversely affect Ashland’s performance and results of operations. The risks associated with localized or regional armed conflict in many areas remain high and could disrupt or negatively impact Ashland worldwide.

Other legal and political risks include difficulties in hiring and maintaining a workforce in certain countries, challenges in enforcing agreements or collecting receivables through foreign legal systems, and the possibility that foreign governments may nationalize private enterprises. Social and cultural norms in some regions may not align with Ashland’s corporate policies, including those related to compliance with substantive laws and regulations. Furthermore, changes in general economic and political conditions in countries where Ashland operates, particularly in Europe, the Middle East, and emerging markets, pose ongoing risks to Ashland’s financial performance.

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

In addition, Ashland may not be able to generate sufficient cash flow from its operations to repay its indebtedness when it becomes due and to meet its other cash needs. If Ashland is not able to pay its debts as they become due, it could be in default under its credit facility or other indebtedness. Ashland might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring its indebtedness or selling additional debt or equity securities. Ashland may not be able to refinance its debt or sell additional debt or equity securities or its assets on favorable terms, if at all, and if Ashland must sell its assets, it may negatively affect its ability to generate sales.

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

In all reportable segments and especially within Personal Care, there is an increasing awareness of and competition for innovations relating to more sustainable products with increasing attributes such as naturality and biodegradability, or materials sourced from bio-based raw materials. Ashland sees increasing pressure to innovate and provide solutions with these features to stay competitive and to differentiate the Company from competitors in key markets. Failure to innovate could result in a loss of business to competitors who offer similar or improved sustainable product portfolios.

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

Ashland operates in highly competitive markets which places downward pressure on prices and margins and may adversely affect Ashland’s reportable segments and results of operations.

Ashland operates in highly competitive markets, competing against a number of domestic and foreign companies. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service, as well as the ability to bring innovative products or services to the marketplace. Certain key competitors are significantly larger than Ashland and have greater financial resources, leading to greater operating and financial flexibility. As a result, these competitors may be better able to withstand changes in conditions within the relevant industry, changes in the prices of raw materials and energy and changes in general economic conditions. In addition, competitors’ pricing decisions could compel Ashland to decrease its prices, which could negatively affect its margins and profitability. Additional competition in markets served by Ashland could adversely affect margins and profitability and could lead to a reduction in market share. Also, Ashland competes in certain markets that are declining and has targeted other markets for growth opportunities. Competitive and pricing pressures could also impact Ashland’s production volumes, which can in turn reduce cost efficiency. If Ashland’s strategies for dealing with declining markets and leveraging opportunity markets are not successful, its reportable segments and results of operations could be negatively affected.

Risks Related to Human Capital

Ashland’s success depends upon its ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Ashland’s success depends on its ability to attract and retain key personnel. The inability to recruit, and develop key personnel or the unexpected loss, voluntarily or otherwise, of key personnel may adversely affect Ashland's operations. Ashland relies heavily on its senior management team as these executives are primarily responsible for determining the strategic direction of Ashland’s business and for executing its growth strategy. Therefore, Ashland’s future success depends, in part, on the continued service of its senior management team. The loss of any member of the senior management team could impact the Company’s execution of its growth strategy and also be viewed negatively by investors and analysts, which could cause the price of Ashland’s common stock to decline.

Ashland’s success further depends on its ability to identify and develop talent to succeed its senior management team and other key positions throughout the organization. If Ashland fails to engage in effective succession planning, it may inhibit the effective transfer of knowledge, prevent smooth transitions involving these key employees, and negatively impact our strategic planning and long-term growth.

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

The nature of our businesses, the markets we serve, and the extensive geographic profile of our operations make Ashland a target of cybersecurity threats. Cybersecurity threats in general are increasing and becoming more advanced and could occur as a result of the activity of hackers, employee error or employee misconduct. In addition, bad actors are becoming more sophisticated in using various techniques and tools, including artificial intelligence, for malicious purposes. We have in the past experienced cybersecurity threats and other incidents, and we expect such incidents to continue in varying degrees. Ashland utilizes various cybersecurity controls and governance procedures to protect against such disruptions; however, these measures may not be sufficient for all eventualities. A failure in these controls and procedures may prevent us from detecting a failure or breach of our information systems and delay our ability to respond. Such failure of our controls and procedures and/or a breach of our IT systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information and we may be required by law to notify the impacted individuals and/or make other disclosures. These events could expose us to customer litigation, regulatory actions and costs related to the reporting and handling of such a failure or breach, all of which could disrupt our business operations and adversely affect Ashland’s relationships with business partners and harm our brands, reputation, and financial results.

Ashland may not be able to effectively protect or enforce its intellectual property rights. Any such failure could, in part, result in loss of valuable proprietary information, harm our competitive position and reputation, and expose us to added liabilities.

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

Ashland has incurred, and will continue to incur, substantial costs related to environmental, health and safety, and hazardous substances compliance. These costs could adversely impact Ashland’s cash flow, and, to the extent they exceed Ashland’s established reserves for these liabilities, its results of operations.

Ashland is subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, human health and safety, and the generation, storage, handling, treatment, disposal and remediation of hazardous substances and waste materials. Ashland has incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations.

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

Ashland has financial exposure to liabilities from pending and threatened claims, including those alleging personal injury caused by exposure to asbestos, which could adversely impact Ashland’s results of operations and cash flow.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase Ashland’s cost of doing business and restrict its ability to operate its business or execute its strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, the possible taxation under foreign laws of certain income Ashland reports in other jurisdictions, the Pillar Two initiative of the Organization for Economic Co-operation and Development which introduced a 15% global minimum tax applied on a country-by-country basis to Ashland in many jurisdictions which took effect on October 1, 2024, tariffs or quotas levied on Ashland products, raw materials or key components by certain countries, regulations related to the protection of private information of Ashland’s employees and customers, regulations issued by the U.S. Food and Drug Administration (and analogous non-U.S. agencies) affecting Ashland and its customers, compliance with the U.S. Foreign Corrupt Practices Act (and analogous non-U.S. laws) and the EU’s Registration, Authorization and Restriction of Chemicals ("REACH") regulation (and analogous non-EU initiatives), and potential operational impacts of the EU's General Data Protection Regulation ("GDPR"). Uncertainty associated with the passage of new laws, application of executive authority beyond the legislative process, as well as changes in and enforcement of existing laws, can limit Ashland’s ability to make and execute business plans effectively. In addition, compliance with laws and regulations is complicated by Ashland’s substantial and growing global footprint, which will require significant and additional resources to comprehend and ensure compliance with applicable laws in the more than one hundred countries where Ashland conducts business. Compliance with current and future regulations is further complicated by uncertainty around the reevaluation of international agreements by various countries, including the United States, and the resulting impact on regulatory regimes, customs regulations, tariffs, sanctions, and other transnational protocols.

Evolving ESG regulations, including the EU’s Corporate Sustainability Reporting Directive ("CSRD"), Corporate Sustainability Due Diligence Directive (“CSDDD”) and European Union Deforestation Regulations ("EUDR") may also require significant resources and data management systems to continue to support the Company. These regulations have the potential to impact Ashland’s business and ability to manage materials effectively.

Risks Related to Taxation

Imposition of new taxes, disagreements with tax authorities or additional tax liabilities could adversely affect Ashland’s business, financial condition, reputation or results of operations.

Ashland’s products are made, manufactured, distributed or sold in more than 100 countries and territories. A significant portion of Ashland’s sales are generated outside the United States. As such, Ashland is subject to taxes in the United States as well as numerous foreign countries. Ashland’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws, regulations, administrative practices or their interpretation. Moreover, because Ashland is subject to the regular examination of its income tax returns by various tax authorities, the economic and political pressure to increase tax revenues in these jurisdictions may make resolving tax disputes even more difficult, and the final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in an adverse impact on our business, financial condition, reputation or results of operations. The Tax Cuts and Jobs Act ("the Tax Act"), enacted in December 2017, made significant changes to US tax law; many other countries or organizations, including those where Ashland has significant operations, are actively considering or enacting changes to tax laws which could significantly impact our tax rate and cash flows. The increasingly complex global tax environment, including changes in how United States multinational corporations are taxed, could adversely affect Ashland’s business, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Ashland recognizes the importance of cybersecurity in safeguarding sensitive information and maintaining operational integrity. To that end, Ashland maintains an information security program as part of its overall Enterprise Risk Management ("ERM") program. The Company’s information security program includes an incident response plan, which has been reviewed by third-party consultants and aligns with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0. The information security program, overseen by the Company’s Vice President of Information Technology and Chief Information Officer, is designed to provide a framework for assessing, identifying, managing, mitigating and responding to cybersecurity threats and incidents and to facilitate cross-functional coordination within Ashland.

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

Ashland maintains a similar risk-based approach to its third-party vendor management program including identifying and overseeing cybersecurity risks that such third parties may present. As part of this program, the Company, imposes additional scrutiny for vendors that may handle personally identifiable information data or trade secrets.

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

Governance

Ashland’s information security program is led by the Company’s Cyber Security Director who has more than 25 years of experience in information technology and 5 years of experience serving in a deputy chief information security officer role or top executive leader in cyber. Our Cyber Security Director is primarily responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy. In addition, other members of the Company’s information security team also have significant experience in information security.

As noted above, management of Ashland’s cybersecurity risks is part of the Company’s overall ERM program, which is overseen by the Board. The Board’s Audit Committee has primary responsibility for the oversight of the Company’s information and cybersecurity risks and the programs established to manage such risks. The Audit Committee fulfills this oversight responsibility through receiving regular (and as needed) reports and updates from the Company’s Cyber Security Director and Ashland’s Board also receives periodic reports updates from the Cyber Security Director and the Audit Committee regarding information and cybersecurity matters.

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

Asbestos-Related Litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary. Although Riley was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos containing components provided by other companies.

Hercules LLC ("Hercules") (formerly Hercules Incorporated), an indirect wholly-owned subsidiary of Ashland, is also subject to liabilities from asbestos-related personal injury lawsuits involving claims which typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” ("PRP"). As of September 30, 2025, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency ("USEPA") or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated sediment, soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

(b) Lower Passaic River, New Jersey Matters - Ashland, through two formerly owned facilities, and International Specialty Products ("ISP"), through a now-closed facility, were identified as PRPs, along with approximately 70 other companies (the "Cooperating Parties Group" or the "CPG"), in a May 2007 Administrative Order of Consent ("AOOC") with the USEPA. The parties were required to perform a remedial investigation and feasibility study ("RI/FS") of the entire 17 miles of the Passaic River. In June 2007, the USEPA separately commenced a Focused Feasibility Study ("FFS") as an interim measure of the lower 8 miles of the river. In accordance with the 2007 AOOC, in June 2012 the CPG voluntarily entered into another AOOC for an interim removal action focused solely at mile 10.9 of the Passaic River. The allocations for the 2007 AOOC and the 2012 removal action were based on interim allocations, are immaterial and have been accrued. In April 2014, the USEPA released the FFS for a cleanup of the lower 8 miles. The CPG submitted the Draft RI/FS Report on April 30, 2015. In March 2016, the USEPA released the FFS Record of Decision for the lower 8 miles and reached an agreement with another chemical company, Occidental Chemical Corporation ("OCC") to conduct and pay for the remedial design in September 2016, which design work was completed in Spring 2024. In March 2023, USEPA issued a unilateral order with OCC to conduct and pay for the remedial design for a remedy in the upper 9 miles of the river. In June 2018, OCC sued Ashland, ISP and numerous other defendants in the United States District

Court for the District of New Jersey to recover past and future costs of the lower 8 miles pursuant to CERCLA, and filed a later suit in March 2023 for past and future costs of the upper 9 miles of the river. Between 2017 and 2020, Ashland and ISP participated in an USEPA allocation process that resulted in a partial settlement with the USEPA. The settlement was lodged with the New Jersey District Court on December 16, 2022, and is currently pending court approval amidst opposition from OCC and others. The 2018 and 2023 OCC litigations have been stayed pending the outcome of the settlement.

For additional information regarding environmental matters and reserves, see Note M of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, employment matters and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of September 30, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses would not be material as of September 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Ashland’s Common Stock is listed on the NYSE (ticker symbol “ASH”) and has trading privileges on Nasdaq.

Holders

At October 31, 2025, there were approximately 7,654 holders of record of Ashland’s Common Stock.

Dividends

While we currently expect that quarterly cash dividends comparable to past dividends will continue to be paid in the future, such payments are at the discretion of our Board of Directors and will depend upon many factors, including our results of operations and liquidity position.

There were no sales of unregistered securities required to be reported under Item 5 in this Annual Report on Form 10-K.

FIVE-YEAR TOTAL RETURN PERFORMANCE GRAPH

The following graph compares Ashland’s five-year cumulative total shareholder return with the cumulative total return of the S&P MidCap 400† index and one peer group of companies. Ashland is listed in the S&P MidCap 400† index. The cumulative total shareholder return assumes the reinvestment of dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

ASHLAND, S&P MIDCAP 400† INDEX AND PEER GROUP

	2020	2021	2022	2023	2024	2025
Ashland	100	127	137	120	130	74
S&P MidCap 400†	100	144	122	141	179	190
Peer Group - Materials	100	128	114	135	168	162

The peer group consists of the following industry indices:

•
Peer Group – Materials: S&P 500† Materials (large-cap) and S&P MidCap 400† Materials. As of September 30, 2025, this peer group consisted of 49 companies.

Repurchases of Company Common Stock

There were no share repurchases during the three months ended September 30, 2025. As of September 30, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Q4 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2025 to July 31, 2025	—	$—	—	$520
August 1, 2025 to August 31, 2025	—	—	—	520
September 1, 2025 to September 30, 2025	—	—	—	520
Total	—		—	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the Company's 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of September 30, 2025, $520 million remained available for repurchase under this authorization.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of September 30, 2025, Ashland, under the supervision and with the participation of Ashland’s management, including Ashland’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2025.

Internal Control over Financial Reporting - See Management’s Report on Internal Control Over Financial Reporting on page F-2 and the Report of the Independent Registered Public Accounting Firm on page F-3.

Changes in Internal Control over Financial Reporting – There have been no changes in Ashland’s internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Ashland’s internal control over financial reporting.

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

Other Information

The rest of the information required by this Item is incorporated herein by reference to the sections captioned “Proposal One - Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance - Governance Principles,” “Corporate Governance - Stockholder Nominations of Directors,” “Corporate Governance – Insider Trading Policy,” and “Corporate Governance - Committees and Meetings of the Board of Directors” in the Proxy Statement for Ashland’s 2026 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2025, the end of Ashland’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections captioned “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” and “Compensation Committee Report,” in the Proxy Statement for Ashland’s 2026 Annual Meeting of Stockholders. The Compensation Committee Report to be included in such Proxy Statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act as a result of such furnishing in this Item 11. Ashland plans to file such Proxy Statement within 120 days after September 30, 2025, the end of Ashland’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections captioned “Ashland Common Stock Ownership of Certain Beneficial Owners,” and “Ashland Common Stock Ownership of Directors and Executive Officers of Ashland” in the Proxy Statement for Ashland’s 2026 Annual Meeting of Shareholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2025, the end of Ashland’s fiscal year.

The following table summarizes the equity compensation plans under which Ashland Common Stock may be issued as of September 30, 2025.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	146,456	(1)	$65.47	(2)	10,664,838	(3)
Equity compensation plans not approved by security holders	34,946	(4)	—		1,240,886	(5)
Total	181,402		$65.47	(2)	11,905,724

(1)
This figure includes 87,070 shares that could be issued under stock settled restricted stock units under the Ashland Global Holdings Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Omnibus Plan”), based upon the closing price of Ashland Common Stock on the NYSE as of September 30, 2025 of $47.91. Additionally, this figure includes 23,899 performance units for the fiscal 2024-2026 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan, and 21,054 performance units for the fiscal 2025-2027 performance period payable in Ashland Common Stock under the 2021 Omnibus Plan estimated assuming target performance is achieved. Also included in the figure are 14,433 shares to be issued under the pre-2005 Deferred Compensation Plan for Employees payable in Ashland Common Stock upon termination of employment or service with Ashland.
(2)
The weighted-average exercise price excludes shares in Ashland Common Stock which may be distributed under the deferred compensation plans and the deferred restricted stock, and performance share units and restricted stock units which may be distributed under the 2011 Incentive Plan, the 2015 Incentive Plan and the 2018 Omnibus Plan, as described in footnotes (1) and (4) in this table.
(3)
This figure includes 6,437,964 available for issuance under the Ashland Global Holdings Inc. 2021 Omnibus Plan, 121,743 shares available for issuance under the pre-2005 Deferred Compensation Plan for Employees (closed) and 341,697 shares available for issuance under the pre-2005 Deferred Compensation Plan for Non-Employee Directors (closed). Under the 2018 Incentive Plan, full-value awards, which include all awards other than stock options and SARs, reduce the share reserve on a 2-to-1 basis. The remaining balance of shares available for grant under the 2018 Omnibus Plan are now available for grant under the 2021 Omnibus Plan and are included in the numbers of shares available for issuance under the 2021 Omnibus Plan. This figure also includes 80,311 shares available for issuance under the 2006 Incentive Plan, 2,575,206 shares available for issuance under the 2011 Incentive Plan and 1,107,917 shares available for issuance under the 2015 Incentive Plan; however, these plans are closed for new issuances and the only shares remaining to be issued are shares paid in lieu of dividends and for the 2015 Incentive Plan, shares to be issued for unvested performance units and restricted stock units.
(4)
This figure includes 29,159 shares to be issued under the Deferred Compensation Plan for Employees (2005), which is described in the “Non-Qualified Deferred Compensation-Ashland Employees’ Deferral Plan” section of Ashland’s proxy statement, and 5,787 shares to be issued under the Deferred Compensation Plan for Non-Employee Directors (2005), which is described in the “Compensation of Directors” section of Ashland’s proxy statement, payable in Ashland Common Stock upon termination of employment or service with Ashland. Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.
(5)
This figure includes 616,646 shares available for issuance under the Deferred Compensation Plan for Employees (2005) and 624,240 shares available for issuance under the Deferred Compensation Plan for Non-Employee Directors (2005). Because these plans are not equity compensation plans as defined by the rules of the NYSE, neither plan required approval by Ashland’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections captioned “Corporate Governance - Director Independence and Certain Relationships,” “Corporate Governance - Related Person Transaction Policy,” and “Audit Committee Report” in in the Proxy Statement for Ashland’s 2026 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2025, the end of Ashland’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections captioned “Audit Committee Report” and “Proposal Two - Ratification of Independent Registered Public Accountants” in the Proxy Statement for Ashland’s 2026 Annual Meeting of Stockholders. Ashland plans to file such Proxy Statement within 120 days after September 30, 2025, the end of Ashland’s fiscal year.

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

4.8(c)	–	Description of 3.75% Senior Notes due 2031 (filed as Exhibit 4.8(c) to Ashland's Form 10-K for the fiscal year ended September 30, 2024 (SEC File No. 333-211719) and incorporated herein by reference).

4.9	–

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

10.65**	–	Form of Restricted Stock Unit Agreement pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.66**	–	Form of Cash-Settled Restricted Stock Equivalent Agreement for Non-U.S. Participants pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.67**	–	Form of Stock-Settled Performance Unit Agreement pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.68**	–	Form of Cash-Settled Performance Unit Agreement for Non-U.S. Participants pursuant to Ashland Inc.’s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.69**	–	Form of Restricted Stock Unit (Non-Employee Directors) pursuant to Ashland Inc.'s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.70**	–	Form of Stock-Settled Appreciation Rights Award Agreement for U.S. Participants pursuant to Ashland Inc.'s 2021 Omnibus Incentive Compensation Plan, filed herewith.

10.71**	–	Form of Cash-Settled Stock Appreciation Rights Award Agreement for Non-U.S. Participants pursuant to Ashland Inc.'s 2021 Omnibus Incentive Compensation Plan, filed herewith.

19.1**	–	Insider Trading Policy.

21**	–	List of Subsidiaries.

23.1**	–	Consent of Ernst & Young LLP.

23.2**	–	Consent of Gnarus Advisors LLC.

24**	–	Power of Attorney.

31.1**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	–	Certification of William C. Whitaker, Chief Financial Officer of Ashland, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	–	Certification of Guillermo Novo, Chief Executive Officer of Ashland, and William C. Whitaker, Chief Financial Officer of Ashland, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	–	Ashland, Inc. Dodd-Frank Compensation Recoupment Policy.

101.INS*	–	Inline XBRL Instance Document.

101.SCH*	–	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	–	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	–	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	–	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	–	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	–	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Comprehensive Income (Loss) for years ended September 30, 2025, 2024 and

2023; (ii) Consolidated Balance Sheets at September 30, 2025 and 2024; (iii) Statements of Consolidated Equity at September 30, 2025, 2024 and 2023; (iv) Statements of Consolidated Cash Flows for years ended September 30, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

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
By:
/s/ William C. Whitaker
William C. Whitaker
Senior Vice President and Chief Financial Officer
Date: November 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on November 20, 2025.

Signatures	Capacity
/s/ Guillermo Novo	Chair of the Board, Chief Executive Officer and Director
Guillermo Novo	(Principal Executive Officer)
/s/ William C. Whitaker	Senior Vice President and Chief Financial Officer
William C. Whitaker	(Principal Financial Officer)
/s/ Samuel A. Richardson	Vice President, Controller and Principal Accounting Officer
Samuel A. Richardson	(Principal Accounting Officer)

*	Director
Steven D. Bishop
*	Director
Sanat Chattopadhyay
*	Director
Suzan F. Harrison
*	Director
Ashish K. Kulkarni
*	Director
Susan L. Main
*	Director
Jerome A. Peribere
*	Director
Scott A. Tozier

*By:	/s/ Robin E. Lampkin
Robin E. Lampkin
Attorney-in-Fact

Date:	November 20, 2025

This page intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the years ended September 30, 2025, 2024 and 2023.

BUSINESS OVERVIEW

Ashland profile

Ashland is a global additives and specialty ingredients company with a conscious and proactive mindset for sustainability. The Company serves customers in a wide range of consumer and industrial markets, including architectural coatings, construction, energy, food and beverage, personal care and pharmaceutical. With approximately 2,900 employees worldwide, Ashland serves customers in more than 100 countries.

Ashland’s sales generated outside of North America were 73%, 69% and 69% in 2025, 2024 and 2023, respectively. Sales by region expressed as a percentage of total consolidated sales for the years ended September 30, were as follows:

Sales by Geography	2025	2024	2023
North America(a)	27%	31%	31%
Europe(a)	37%	35%	36%
Asia Pacific	26%	25%	23%
Latin America & other	10%	9%	10%
	100%	100%	100%

(a)
Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation.

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the years ended September 30, were as follows:

Sales by Reportable Segment	2025	2024	2023
Life Sciences	35%	38%	40%
Personal Care	32%	30%	27%
Specialty Additives	28%	27%	28%
Intermediates	5%	5%	5%
	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

Fiscal 2025 saw increased and continuing regulatory activity involving notable changes to U.S. and foreign trade policy, leading to significant uncertainty in the macroeconomic and geopolitical environments. Beginning in the second quarter of 2025, the U.S. instituted a series of tariffs on imports from China, the E.U., India, and other countries which has resulted in the imposition of retaliatory measures against U.S. goods. As a global business, we are exposed to risks associated with tariffs and other trade conflicts. Such risks may include, but are not limited to, (i) changes to and strains on the global supply chain and our ability to source materials; (ii) increased sourcing and manufacturing costs; (iii) decreased demand for Ashland’s products in affected markets; and (iv) other impacts on Ashland’s ability to operate optimally.

The ultimate impact of these recent tariffs and trade disputes on general economic conditions, and on Ashland’s business, financial performance, and results of operations, is uncertain and depends on various factors, including the duration of the tariffs and disputes, negotiations between the U.S. and affected countries, whether additional or incremental tariffs are imposed and the responses of other countries or regions, and the potential for trade restriction-related exemptions. Given the dynamic nature of the situation, Ashland continues to monitor tariff developments as well as the broader global trade landscape and is working to mitigate potential impacts on its business.

Uncertainty relating to the ongoing Israel/Iran, Ukraine/Russia and Israel/Hamas conflict

Business disruptions, including those related to the ongoing conflicts between Israel/Iran, Ukraine/Russia, and Israel/Hamas continue to impact businesses around the globe. While it is impossible to predict the effects of the conflicts, they may include escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the EU on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, and the impact to Ashland could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations and mitigate the effects of events that could disrupt its business.

Ashland does not have manufacturing operations in Israel, Russia, Ukraine, or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Israel, Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Other significant items

Stock repurchase program agreements

During fiscal 2025, under the Company's current common share repurchase program (the "2023 Stock Repurchase Program"), Ashland initiated and completed a number of Rule 10b5-1 trading plan agreements. Ashland paid a total of $100 million and repurchased a total of 1.5 million shares. During the most recent three fiscal years, Ashland paid a total of $780 million and received a total of 8.9 million shares. See Note N of the Notes to Consolidated Financial Statements for more information.

Restructuring programs

As previously announced, Ashland initiated a new $30 million pre-tax restructuring plan to offset the impact from the Nutraceuticals business sale, completed in fiscal 2024, and other portfolio optimization actions, which were expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026. Ashland realized approximately $20 million or 67% of the total targeted savings in fiscal 2025.

Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $50 million to $55 million with $60 million being achievable as market conditions improve, particularly within China. Ashland realized approximately $5 million in savings in fiscal 2025.

Ashland is also continuing to execute its fiscal 2024 portfolio and plant optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose (CMC), methylcellulose (MC), Nutraceuticals and Avoca Portfolio Optimization (collectively, Portfolio Optimization). Overall, these Portfolio Optimization actions reduced sales and operating income (loss) by approximately $208 million and $29 million, respectively, for fiscal 2025, as compared to the prior year. Adjusted EBITDA was also reduced by $45 million in fiscal 2025, as compared to the prior year.

The following table summarizes the expense impact of the Portfolio Optimization actions for the years ended September 30:

(In millions)	2025	2024	2023
Accelerated Depreciation	$41	$57	$—
Restructuring, separation and other costs	22	30	9
Other plant optimization costs	22	10	—
	$85	$97	$9

Avoca business sale

During fiscal 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were $16 million, net of transaction costs. The Avoca business was included within Ashland's Personal Care reportable segment. Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) during the year ended September 30, 2025, within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss). The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025. See Note K of the Notes to Consolidated Financial Statements for tax details associated with the transaction. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) during the year ended September 30, 2025.

Goodwill impairment

During the third quarter of fiscal 2025, Ashland experienced a continued decline in the market price of its Common Stock. Ashland also experienced slowing growth due to a weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins for the Life Sciences and Specialty Additives reportable segments (and reporting units) than what was previously expected. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the third quarter of fiscal 2025. Following the aforementioned quantitative analysis, the carrying value of the Life Sciences and the Specialty Additives reporting units exceeded their fair value, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded during the year ended September 30, 2025, within the goodwill impairment caption of the Statement of Consolidated Comprehensive Income (Loss). No subsequent indicators of impairment have been identified.

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results for fiscal 2025, 2024 and 2023 included the following:

				2025	2024
(In millions except per share data)	2025	2024	2023	change	change
Net income (loss)	$(845)	$169	$178	$(1,014)	$(9)
Diluted earnings per share (EPS) net income (loss)(a)	(18.23)	3.36	3.31	(21.59)	0.05
Income (loss) from continuing operations	(822)	199	168	(1,021)	31
Diluted EPS income (loss) from continuing operations(a)	(17.74)	3.95	3.13	(21.69)	0.82
Operating income (loss)	(775)	(26)	172	(749)	(198)
EBITDA(b)	(601)	142	419	(743)	(277)
Adjusted EBITDA(b)	401	459	459	(58)	-
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	3.38	4.45	4.07	(1.07)	0.38

(a)
As a result of the loss from continuing operations attributable to Ashland during fiscal 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.
(b)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Ashland’s net loss of $845 million (loss of $18.23 diluted earnings per share) in 2025, and net income of $169 million ($3.36 diluted earnings per share) in 2024 and $178 million ($3.31 diluted earnings per share) in 2023 included a loss from discontinued operations of $23 million, (loss of $0.49 diluted earnings per share) in 2025, and $30 million ($0.59 diluted earnings per share) in 2024, and a net income from discontinued operations of $10 million ($0.18 diluted earnings per share) in 2023.

Results for Ashland’s continuing operations, diluted earnings (loss) per share from continuing operations and operating income (loss) for fiscal 2025, 2024 and 2023 included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section of this Annual Report on Form 10-K. These pre-tax key items totaled expense of $959 million, $227 million and $21 million in fiscal 2025, 2024 and 2023, respectively, impacting continuing operations, including a non-cash goodwill impairment charge of $706 million in fiscal 2025 ($375 million for the Life Sciences and $331 million for the Specialty Additives reportable segments). Continuing operations was also impacted by unfavorable discrete tax items totaling $31 million in 2025 and favorable discrete items totaling $234 million and $44 million in 2024 and 2023, respectively, for various tax specific key items for uncertain tax positions, valuation allowances, restructuring and separation activity and tax reform related activity. The pre-tax key items impacting operating income (loss) totaled expense of $982 million, $273 million, and $52 million in fiscal 2025, 2024 and 2023, respectively. Excluding these key items, continuing operations, diluted earnings per share from continuing operations and operating income (loss) decreased from fiscal 2024 to 2025, driven by Portfolio Optimization actions, reduced volume, and lower pricing. This was partially offset by lower selling, administrative, research and development costs. The increase in income from continuing operations, diluted earnings per share from continuing operations and operating income (loss) from fiscal 2023 to 2024 was primarily due to deflationary raw materials offset by unfavorable pricing and lower volume. In addition, diluted earnings per share from continuing operations was also impacted by common share reductions from repurchases of Ashland common stock in the amount of $100 million in 2025, $380 million in 2024 and $300 million in 2023. These common stock repurchases reduced the number of weighted average shares from 54 million diluted shares in 2023 to 50 million diluted shares in 2024 and to 47 million diluted shares in 2025.

Ashland’s Adjusted EBITDA was $401 million for 2025 and $459 for both 2024 and 2023 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). Adjusted EBITDA decreased from fiscal 2024 to 2025 primarily due to Portfolio Optimization actions, reduced volume, and lower pricing. This was partially offset by lower selling, administrative, research and development costs. Adjusted EBITDA remained consistent from fiscal 2023 to 2024 primarily due to deflationary raw materials, unfavorable product mix and favorable foreign exchange currency, offset by unfavorable pricing and lower volume. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common share repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Consolidated Comprehensive Income (Loss) caption review.

Statements of Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Consolidated Comprehensive Income (Loss) by caption is provided as follows for the years ended September 30:

				2025	2024
(In millions)	2025	2024	2023	change	change
Sales	$1,824	$2,113	$2,191	$(289)	$(78)

The following table provides a reconciliation of the change in sales between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Sales change
Divestitures	$(153)	$(3)
Volume	(98)	1
Price/mix	(46)	(78)
Foreign currency exchange	8	2
Change in sales	$(289)	$(78)

Sales for 2025 decreased $289 million, or 14%, compared to 2024. The decrease was driven by the unfavorable impact of divestitures, lower volume, and unfavorable pricing, which was partially offset by favorable foreign currency exchange. Portfolio optimization initiatives had an approximate $208 million impact on sales in the current year compared to the prior year, primarily within divestitures and volume caption changes.

Sales for 2024 decreased $78 million, or 4%, compared to 2023 primarily from unfavorable pricing. Pricing was softer as compared to the prior year in a moderately deflationary raw material environment. CMC and MC portfolio optimization initiatives and the Nutraceuticals business sale reduced sales by approximately $30 million during fiscal year 2024.

				2025	2024
(In millions)	2025	2024	2023	change	change
Cost of sales	$1,275	$1,495	$1,523	$(220)	$(28)
Gross profit as a percent of sales	30.1%	29.2%	30.5%

Fluctuations in cost of sales were impacted by product line and plant optimization costs in 2025 and 2024 and the effects of challenges in shipping and logistics in 2023. In addition, divestitures and other certain charges incurred relating to restructuring activities contributed to a significant impact in 2025.

The following table provides a reconciliation of the changes in cost of sales between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Cost of sales change
Divestiture	$(123)	$(2)
Volume	(81)	10
Operating costs	(37)	17
Foreign currency exchange	5	3
Price/mix	16	(56)
Change in cost of sales	$(220)	$(28)

Cost of sales for 2025 decreased $220 million compared to 2024. The decrease was primarily driven by the favorable impact of divestitures, lower sales volume, and lower operating costs, partially offset by unfavorable pricing and unfavorable foreign exchange currency. The current year operating costs were affected by $41 million of accelerated depreciation for product line optimization activities at manufacturing facilities within the Life Sciences, Personal Care and Specialty Additives reportable segments and $22 million of other plant optimization costs while the prior year period included $57 million of accelerated depreciation for product line optimization activities at two Specialty Additives manufacturing plants and one Personal Care manufacturing plant, and $10 million of other plant optimization costs. Gross profit as a percentage of sales increased 0.9 percentage points primarily due to production volume recovery versus inventory corrective actions and decreased accelerated depreciation compared to the prior year period.

Cost of sales for 2024 decreased $28 million compared to 2023. Favorable product price/mix was the primary factor for the decrease. This decrease was partially offset by higher operating costs driven by higher unit manufacturing costs associated with decreased plant loading to produce to demand in the first half of fiscal 2024, $57 million of accelerated depreciation for product line optimization activities associated with two Specialty Additives manufacturing facilities and one Personal Care manufacturing facility, $10 million of other plant optimization costs, and higher volume compared to inventory control measures in the prior year. Gross profit as a percentage of sales decreased 1.3 percentage points primarily as a result of higher operating costs including higher unit manufacturing cost and product line optimization activities.

				2025	2024
(In millions)	2025	2024	2023	change	change
Selling, general and administrative expense	$344	$404	$365	$(60)	$39
As a percent of sales	18.9%	19.1%	16.7%

Selling, general and administrative expense for 2025 decreased $60 million compared to 2024, while expenses as a percent of sales decreased 0.2 percentage points. Key drivers of the fluctuation in selling, general and administrative expense compared to 2024 were:

•
Expense of $22 million and $30 million comprised of key items for severance, lease abandonment and other restructuring costs during 2025 and 2024, respectively;
•
$34 million and $45 million in net environmental-related expenses during 2025 and 2024, respectively (see Note M of the Notes to Consolidated Financial Statements for more information);
•
$11 million capital project impairment charge in 2024;
•
A $5 million charge associated with the impact of a currency devaluation in Argentina during 2024;
•
A $4 million legal settlement during 2024;
•
A $3 million benefit related to domestic tax credits in 2025; and
•
Decreases associated with the following:
o
Lower variable compensation and stock based compensation expense;
o
The favorable impact of divestitures in the current year;
o
The realized cost reductions associated with restructuring actions ; and
o
Favorable foreign currency exchange of $2 million.

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
•
$45 million and $54 million in net environmental-related expenses during 2024 and 2023, respectively (see Note M of the Notes to Consolidated Financial Statements for more information);
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
Higher salary, benefits and travel expenses of $10 million; and
o
Partially offset by favorable foreign currency exchange of $5 million.

				2025	2024
(In millions)	2025	2024	2023	change	change
Research and development expense	$54	$55	$51	$(1)	$4

Research and development expense decreased $1 million in 2025 compared to 2024 primarily due to lower compensation costs. In 2024, the $4 million increase compared to 2023 was primarily due to higher compensation costs.

				2025	2024
(In millions)	2025	2024	2023	change	change
Intangibles amortization expense	$63	$76	$93	$(13)	$(17)

Amortization expense decreased $13 million in 2025 compared to 2024 primarily due to the impact of fully amortized intangibles in prior periods and the impact of the Avoca business divested during 2025. Amortization expense decreased $17 million in 2024 compared to 2023 primarily due to the impact of fully amortized intangibles in prior periods and the impact of the Nutraceuticals business divested during 2024.

				2025	2024
(In millions)	2025	2024	2023	change	change
Equity and other income	$4	$6	$7	$(2)	$(1)

Equity and other income decreased in 2025 compared to 2024 primarily related to lower China financial cash subsidies in 2025. Equity and other income remained relatively consistent in 2024 compared to 2023.

				2025	2024
(In millions)	2025	2024	2023	change	change
Goodwill impairment	$706	$—	$—	$706	$—

Ashland recorded a $706 million goodwill impairment charge in 2025. See Note G of the Notes to Consolidated Financial Statements for more information.

				2025	2024
(In millions)	2025	2024	2023	change	change
Income (loss) on acquisitions and divestitures, net	$(161)	$(115)	$6	$(46)	$(121)

Income (loss) on acquisitions and divestitures, net during 2025 primarily relates to a net $175 million impairment and sale of the Avoca business. In addition, Ashland recorded a pre-tax gain on sale of excess corporate real estate of $14 million during 2025. See Note B of the Notes to Consolidated Financial Statements for more information.

Income (loss) on acquisitions and divestitures, net during 2024 primarily relates to $107 million impairment charge and loss on sale associated with the divestiture of the Nutraceuticals business. In addition, a $7 million reserve for foreign VAT taxes was also recorded in 2024 associated with the divested Nutraceuticals business legal entities. See Note B of the Notes to Consolidated Financial Statements for more information.

Income (loss) on acquisitions and divestitures, net during 2023 primarily relates to a $7 million gain on the sale of excess corporate real estate.

				2025	2024
(In millions)	2025	2024	2023	change	change
Net interest and other expense (income)
Interest expense	$61	$53	$54	$8	$(1)
Interest income	(5)	(10)	(12)	5	2
Loss on the accounts receivable sale programs	8	6	3	2	3
Investment securities income	(33)	(75)	(42)	42	(33)
Other financing costs	2	2	3	—	(1)
	$33	$(24)	$6	$57	$(30)

Net interest and other expense (income) increased by $57 million during 2025 compared to 2024. Interest expense increased primarily related to lower capitalized interest on capital projects in 2025 while interest income decreased primarily due to the decrease in cash equivalents during the 2025 compared to 2024. Restricted investments gains of $33 million and $75 million included realized gains of $20 million compared to $60 million for 2025 and 2024, respectively. See Note E of the Notes to Consolidated Financial Statements for more information on the restricted investments.

Net interest and other expense (income) decreased by $30 million in 2024 compared to 2023. Interest expense and interest income remained primarily consistent to the prior year. Restricted investments gains of $75 million and $42 million included realized gains of $60 million compared to $29 million for 2024 and 2023, respectively. See Note E of the Notes to Consolidated Financial Statements for more information on the restricted investments.

				2025	2024
(In millions)	2025	2024	2023	change	change
Other net periodic benefit loss	$1	$22	$6	$(21)	$16

Other net periodic benefit expense during 2025 primarily included interest cost of $14 million offset by expected return on plan assets of $10 million and a $3 million gain on pension postretirement plan remeasurements.

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

				2025	2024
(In millions)	2025	2024	2023	change	change
Income tax expense (benefit)	$13	$(223)	$(8)	$236	$(215)
Effective tax rate	(2)%	929%	(5)%

The 2025 effective tax rate was impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million, as well as unfavorable discrete items of $36 million primarily related changes in state and foreign tax activity and uncertain tax positions.

The 2024 effective tax rate was impacted by jurisdictional income mix, as well as favorable discrete items of $231 million primarily related to changes in foreign tax activity and the tax impact of the Nutraceuticals business divestiture.

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

The effective tax rates during 2025, 2024 and 2023 were significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities;
•
Valuation allowances – Includes the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – Includes the tax impact of the Nutraceuticals business divestiture and company-wide restructuring activities; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding the impact of these key items for the years ended September 30:

(In millions)	2025	2024	2023
Income (loss) from continuing operations before income taxes	$(809)	$(24)	$160
Key items (pre-tax)(a)	959	227	21
Adjusted income from continuing operations before income taxes	$150	$203	$181

Income tax expense (benefit)	13	(223)	(8)
Income tax rate adjustments:
Tax effect of key items(b)	62	31	1
Tax specific key items:(c)
Uncertain tax positions	—	(9)	32
Valuation allowance	(9)	(5)	6
Restructuring and separation activity	—	115	—
Other and tax reform related activity	(22)	133	6
Total income tax rate adjustments	31	265	45
Adjusted income tax expense	$44	$42	$37
Effective tax rate	(2)%	929%	(5)%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	29%	20%	21%

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

The following table provides a reconciliation of tax specific key items within the statutory federal income tax with the provision for income taxes summary disclosed in Note K of the Notes to Consolidated Financial Statements for the years ended September 30:

(In millions)	2025	2024	2023
Tax effect of key items computed at applicable statutory rate(a)	$62	$31	$1
Uncertain tax positions	—	(9)	32
Valuation allowance changes	(9)	(5)	6
Basis difference on stock sale	—	115	—
Tax law changes	—	49	—
Non US restructuring	(10)	84	—
Deemed inclusions, foreign dividends and other restructuring	(12)	—	6
	$31	$265	$45

(a)
The tax rate specific to the jurisdiction in which the key item originates is used to calculate the tax effect of key items.

				2025	2024
(In millions)	2025	2024	2023	change	change
Income (loss) from discontinued operations, net of income taxes
Performance Adhesives	$(2)	$(2)	$5	$—	$(7)
Composites/Marl Facility	—	(2)	(1)	2	(1)
Asbestos-related litigation	(13)	(18)	(5)	5	(13)
Water Technologies	—	(4)	—	4	(4)
Distribution	(10)	(6)	(4)	(4)	(2)
Valvoline	2	2	15	—	(13)
	$(23)	$(30)	$10	$7	$(40)

In 2025, 2024 and 2023, the Performance Adhesives activity represents subsequent adjustments that were made in conjunction with the post-closing disputes and tax reserves.

Asbestos-related activity during 2025, 2024 and 2023 included after-tax net expense adjustments to the asbestos reserves and receivables including the adjustments for the annual update for each of these years.

The Valvoline activity within 2025, 2024 and 2023 primarily represents subsequent adjustments that were made in conjunction with post-closing disputes and the Tax Matters Agreement with Valvoline.

The activity for Water Technologies, Composites/Marl Facility and Distribution were primarily related to post-closing adjustments associated with environmental remediation reserves associated with these businesses.

See Note C of the Notes to Consolidated Financial Statements for more information related to discontinued operations.

Other comprehensive income (loss)

A comparative analysis of the components of other comprehensive income (loss) is provided below for the years ended September 30:

				2025	2024
(In millions)	2025	2024	2023	change	change
Other comprehensive income (loss), net of tax
Unrealized translation gain	$45	$54	$72	$(9)	$(18)
Unrealized gain (loss) on commodity hedges	2	1	(6)	1	7
	$47	$55	$66	$(8)	$(11)

Total other comprehensive income (loss), net of tax, decreased $8 million in 2025 as compared to 2024, as a result of the following components:

•
In 2025, the change in unrealized gain from foreign currency translation adjustments resulted in a gain of $45 million, compared to a gain of $54 million during 2024. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars; and
•
In 2025, a $2 million unrealized gain on commodity hedges was recorded compared to a gain of $1 million during 2024. See Note E of the Notes to Consolidated Financial Statements for more information.

Total other comprehensive income (loss), net of tax, decreased $11 million in 2024 as compared to 2023 as a result of the following components:

•
In 2024, the change in unrealized gain from foreign currency translation adjustments resulted in a gain of $54 million, compared to a gain of $72 million during 2023. The fluctuations in unrealized translation gains and losses were primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars; and
•
In 2024, a $1 million unrealized gain on commodity hedges was recorded compared to a loss of $6 million during 2023. See Note E of the Notes to Consolidated Financial Statements for more information.

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

Adjusted Diluted Earnings Per Share (EPS)

Adjusted Diluted EPS is defined as income (loss) from continuing operations, adjusted for key items, net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted Diluted EPS metric enables Ashland to demonstrate what effect key items have on EPS by taking income (loss) from continuing operations, adjusted for key items after tax that have been identified in the Adjusted EBITDA table, and dividing by the average outstanding diluted shares for the applicable period. Ashland’s management believes this presentation is helpful to illustrate how the key items have impacted this metric during the applicable period.

Adjusted Diluted Earnings Per Share (EPS) Excluding Intangibles Amortization Expense

The Adjusted Diluted EPS Excluding Intangible Amortization Expense is Adjusted Diluted EPS adjusted for intangibles amortization expense net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted Diluted EPS, Excluding Intangibles Amortization Expense metric enables Ashland to demonstrate the impact of non-cash intangibles amortization expense on EPS, in addition to the key items previously mentioned. Ashland’s management believes this presentation is helpful to illustrate how previous acquisitions impact applicable period results.

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

EBITDA and Adjusted EBITDA

EBITDA totaled loss of $601 million for 2025, and income of $142 million and $419 million for 2024 and 2023, respectively. EBITDA and Adjusted EBITDA results in the following table have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP financial measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Goodwill impairment – Ashland recorded a non-cash goodwill impairment charge of $706 million within the goodwill impairment caption of the Statement of Consolidated Comprehensive Income (Loss) in 2025. See Note G of the Notes to Consolidated Financial Statements for more information;
•
Avoca business impairment and sale – During 2025, Ashland sold substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge and gain on sale within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) in 2025. See Note B of the Notes to Consolidated Financial Statements for more information;
•
Accelerated depreciation – As a result of product line optimization activities at manufacturing facilities within the Life Sciences, Specialty Additives and Personal Care reportable segments, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during 2025 and 2024. See Note D of the Notes to Consolidated Financial Statements for more information;

•
Environmental reserve adjustments – Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. As a result of these activities, Ashland recorded adjustments during each year to its environmental remediation reserves and receivables primarily related to previously divested businesses or non-operational sites. See Note M of the Notes to Consolidated Financial Statements for more information;
•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D of the Notes to Consolidated Financial Statements for further information on the restructuring activities;
•
Other plant optimization costs – During 2025 and 2024, Ashland incurred inventory adjustment and production costs associated with product line optimization actions;
•
Nutraceuticals business impairment and sale – During 2024, Ashland sold substantially all of the net assets of its Nutraceuticals business. As a result, Ashland recorded an impairment charge and loss on sale within the income (loss) on acquisitions and divestitures, net caption of the Statements of Consolidated Comprehensive Income (Loss) in 2024 and post-closing adjustments in 2025. See Note B of the Notes to Consolidated Financial Statements for more information;
•
Asset impairments – Ashland recognized impairment charges to certain assets during 2024 and 2023. See Note D of the Notes to Consolidated Financial Statements for more information;
•
Nutraceuticals VAT reserve – During 2024, Ashland incurred a Value-Added Tax ("VAT") reserve associated with the sale of the Nutraceuticals business;
•
Argentina foreign currency devaluation – Following the enactment by the Argentina government of a 50% peso devaluation against the dollar, Ashland recorded a currency devaluation charge within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) during 2024;
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
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Avoca business assets during fiscal 2025 and the Nutraceuticals business assets during fiscal 2024. See Note B of the Notes to Consolidated Financial Statements for more information;
•
Tax credit – During 2025, Ashland recorded a $3 million benefit related to domestic tax credits; and
•
Income on divestitures, net – Ashland recorded income of $14 million and $6 million during 2025 and 2023, respectively. The income was related to the pre-tax gains in connection with the sale of excess corporate property.

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income (loss) but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
Loss (gain) on pension and other postretirement plan remeasurements – Ashland recognized actuarial gains and losses for defined benefit pension and other postretirement benefit plans annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement during a fiscal year. See Note L of the Notes to Consolidated Financial Statements for more information.

(In millions)	2025	2024	2023
Net income (loss)	$(845)	$169	$178
Income tax expense (benefit)	13	(223)	(8)
Net interest and other financing expense (income)	33	(24)	6
Depreciation and amortization(a)	198	220	243
EBITDA	(601)	142	419
Loss (income) from discontinued operations, net of income taxes	23	30	(10)
Key items included in EBITDA:
Goodwill impairment	706	—	—
Avoca business impairment and sale	175	—	—
Accelerated depreciation	41	57	—
Environmental reserve adjustments	34	45	56
Restructuring, separation and other costs	22	30	10
Other plant optimization costs	22	10	—
Nutraceuticals business impairment and sale	1	107	—
Asset impairments	—	11	4
Nutraceuticals VAT reserve	—	7	—
Argentina currency devaluation impact	—	5	—
Legal settlement	—	4	—
ICMS Brazil tax credit	—	—	(12)
Loss (gain) on pension and other postretirement plan remeasurements(b)	(3)	14	(2)
Held for sale depreciation and amortization	(2)	(3)	—
Tax credit	(3)	—	—
Income on divestitures, net	(14)	—	(6)
Total key items included in EBITDA	979	287	50
Adjusted EBITDA(b)	$401	$459	$459

Total key items included in EBITDA	$979	$287	$50
Unrealized gains on securities	(20)	(60)	(29)
Total key items, before tax	$959	$227	$21

(a)
Depreciation and amortization excludes accelerated depreciation of $21 million for Life Sciences for fiscal 2025, $1 million and $2 million for Personal Care for fiscal 2025 and 2024, respectively, and $19 million and $55 million for Specialty Additives for fiscal 2025 and 2024, respectively, which is included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business assets for fiscal 2025 and $3 million for Life Sciences associated with the Nutraceuticals business assets for fiscal 2024, which is included as a key item within this table as a component of Adjusted EBITDA.
(b)
Includes $7 million during 2025, and $12 million each during 2024 and 2023, respectively, of net periodic pension and other postretirement expense recognized ratably through the fiscal year. These expenses are comprised of service cost, interest cost, expected return on plan assets, and amortization of prior service credit and are disclosed in further detail in Note L of the Notes to Consolidated Financial Statements.

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
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for fiscal 2025, 2024 and 2023;
•
Valuation allowance – represents the impact from the release of certain foreign tax credit valuation allowances;
•
Restructuring and separation activity – represents the tax impact of the held for sale classification for the Nutraceuticals business; and
•
Other and tax reform related activity – represents tax specific key items associated with foreign tax related activity for fiscal 2025 and 2024.

	2025	2024	2023
Diluted EPS from continuing operations (as reported)	$(17.74)	$3.95	$3.13
Key items, before tax:
Goodwill impairment	15.22	—	—
Avoca business impairment and sale	3.75	—	—
Accelerated depreciation	0.89	1.14	—
Environmental reserve adjustments	0.76	0.90	1.04
Restructuring, separation and other costs	0.48	0.60	0.19
Other plant optimization costs	0.48	0.20	—
Nutraceuticals business impairment and sale	0.02	2.14	—
Asset impairments	—	0.22	0.08
Nutraceuticals VAT reserve	—	0.14	—
Argentina currency devaluation impact	—	0.10	—
Legal settlement	—	0.08	—
ICMS Brazil tax credit	—	—	(0.22)
Loss (gain) on pension and other postretirement plan remeasurements	(0.07)	0.29	(0.04)
Held for sale depreciation and amortization	(0.04)	(0.06)	—
Tax credit	(0.07)	—	—
Income on divestitures, net	(0.30)	—	(0.11)
Unrealized gains on securities	(0.42)	(1.20)	(0.54)
Key items, before tax	20.70	4.55	0.40
Tax effect of key items(a)	(1.37)	(0.62)	(0.02)
Key items, after tax	19.33	3.93	0.38
Tax specific key items:
Uncertain tax positions	—	0.18	(0.60)
Valuation allowance	0.21	0.10	(0.12)
Restructuring and separation activity	—	(2.30)	—
Other tax reform related activity	0.48	(2.66)	(0.11)
Tax specific key items(b)	0.69	(4.68)	(0.83)
Total key items	20.02	(0.75)	(0.45)
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$2.28	$3.20	$2.68
Amortization expense adjustment (net of tax)(c)	1.10	1.25	1.39
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$3.38	$4.45	$4.07

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for each of the fiscal years 2025, 2024 and 2023.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland's reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis. There were no material changes in methodology for the years ended September 30, 2025, 2024 or 2023.

The following table shows sales, operating income (loss), depreciation expense, amortization expense and EBITDA by reportable segment for the years ended September 30:

				2025	2024
(In millions)	2025	2024	2023	change	change
Sales
Life Sciences	$641	$810	$869	$(169)	$(59)
Personal Care	577	634	598	(57)	36
Specialty Additives	511	572	600	(61)	(28)
Intermediates	137	144	185	(7)	(41)
Intersegment sales(a)	(42)	(47)	(61)	5	14
	$1,824	$2,113	$2,191	$(289)	$(78)
Operating income (loss)
Life Sciences(b)	$(262)	$168	$172	$(430)	$(4)
Personal Care(c)	90	73	52	17	21
Specialty Additives(d)	(338)	(32)	10	(306)	(42)
Intermediates	8	29	50	(21)	(21)
Unallocated and Other(e)	(273)	(264)	(112)	(9)	(152)
	$(775)	$(26)	$172	$(749)	$(198)
Depreciation expense
Life Sciences(f)	$57	$38	$41	$19	$(3)
Personal Care(g)	30	36	38	(6)	(2)
Specialty Additives(h)	75	111	58	(36)	53
Intermediates	12	13	13	(1)	—
Unallocated and Other	—	—	—	—	—
	$174	$198	$150	$(24)	$48
Amortization expense
Life Sciences	$18	$23	$28	$(5)	$(5)
Personal Care	35	43	47	(8)	(4)
Specialty Additives	9	10	18	(1)	(8)
Intermediates	1	—	—	1	—
Unallocated and Other	—	—	—	—	—
	$63	$76	$93	$(13)	$(17)
EBITDA(i)
Life Sciences	$(187)	$229	$241	$(416)	$(12)
Personal Care	155	152	137	3	15
Specialty Additives	(254)	89	86	(343)	3
Intermediates	21	42	63	(21)	(21)
Unallocated and Other	(273)	(264)	(112)	(9)	(152)
	$(538)	$248	$415	$(786)	$(167)

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes goodwill impairment of $375 million for Life Sciences in 2025.
(c)
Includes a capital project impairment charge of $11 million for Personal Care in 2024.
(d)
Includes goodwill impairment of $331 million in 2025 and a $4 million impairment charge related to a facility in 2023 for Specialty Additives.
(e)
Includes a $8 million gain on sale and a $183 million impairment charge related to the divestiture of the Avoca business in 2025, and a $8 million loss on sale and a $99 million impairment charge related to the divestiture of the Nutraceuticals business in 2024 within the income (loss) on acquisitions and divestitures, net.
(f)
Depreciation includes accelerated depreciation of $21 million for Life Sciences in 2025.
(g)
Depreciation includes accelerated depreciation of $1 million and $2 million for Personal Care in 2025 and 2024, respectively.
(h)
Depreciation includes accelerated depreciation of $19 million and $55 million for Specialty Additives in 2025 and 2024, respectively.
(i)
Excludes income (loss) from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

Life Sciences

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists manufacturers. The Nutraceuticals business was sold in August 2024. See Note B of the Notes to Consolidated Financial Statements for more information.

The following table provides a reconciliation of the change in sales for Life Sciences between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Sales change
Divestiture	$(109)	$—
Volume	(40)	(46)
Price/mix	(21)	(14)
Foreign Currency	1	1
	$(169)	$(59)

The following table provides a reconciliation of the change in operating income (loss) for Life Sciences between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Operating income (loss) change
Goodwill impairment	$(375)	$—
Cost	(21)	8
Price/mix	(20)	4
Volume	(9)	(20)
Divestiture	(7)	—
Foreign Currency	2	4
	$(430)	$(4)

EBITDA and Adjusted EBITDA reconciliation

The EBITDA and Adjusted EBITDA amounts presented within this business section are provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for each segment. Each of these non-GAAP financial measures is defined as follows: EBITDA (operating income (loss) plus depreciation and amortization), Adjusted EBITDA (EBITDA adjusted for key items as applicable), and Adjusted EBITDA margin (Adjusted EBITDA divided by sales). Ashland does not allocate items to each reportable segment below operating income (loss), such as interest expense and income taxes. As a result, reportable segment EBITDA and Adjusted EBITDA are reconciled directly to operating income (loss) since it is the most directly comparable Statements of Consolidated Comprehensive Income (Loss) caption.

The following EBITDA presentation for the years ended September 30, 2025, 2024 and 2023, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. There were key items for the years ended September 30, 2025, 2024 and 2023. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

				2025	2024
(In millions)	2025	2024	2023	change	change
Operating income (loss)	$(262)	$168	$172	$(430)	$(4)
Depreciation and amortization(a)	54	64	69	(10)	(5)
EBITDA	(208)	232	241	(440)	(9)
Goodwill impairment	375	—	—	375	—
Accelerated depreciation	21	—	—	21	—
Other plant optimization costs	5	—	—	5	—
Restructuring and other costs	—	—	4	—	(4)
Environmental reserve adjustments	—	1	2	(1)	(1)
Held for sale depreciation and amortization	—	(3)	—	3	(3)
Adjusted EBITDA	$193	$230	$247	$(37)	$(17)
Operating income (loss) as a percent of sales	-40.9%	20.7%	19.8%	Not meaningful	90 bps
Adjusted EBITDA as a percent of sales	30.1%	28.4%	28.4%	170 bps	0 bps

(a)
Depreciation and amortization for Life Sciences excludes accelerated depreciation of $21 million in 2025 and includes $3 million associated with the Nutraceuticals business held for sale assets in 2024 which is included as a key item within this table as a component of Adjusted EBITDA.

2025 compared to 2024

Life Sciences' sales, operating income (loss) and Adjusted EBITDA decreased in 2025 primarily due to the divestiture of the Nutraceuticals business, lower volume, and unfavorable pricing, partially offset by favorable foreign currency exchange. Operating income (loss) for 2025 also included a goodwill impairment charge of $375 million and higher costs of $26 million for portfolio optimization activities.

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

The following table provides a reconciliation of the change in sales for Personal Care between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Sales change
Divestiture	$(44)	$—
Price/mix	(9)	(6)
Volume	(8)	42
Foreign Currency	4	—
	$(57)	$36

The following table provides a reconciliation of the change in operating income for Personal Care between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Operating income change
Costs	$26	$(7)
Foreign Currency	2	4
Price/mix	(9)	10
Volume	(1)	14
Divestiture (site closure)	(1)	—
	$17	$21

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2025, 2024 and 2023, is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. There were key items for the years ended September 30, 2025, 2024 and 2023. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

				2025	2024
(In millions)	2025	2024	2023	change	change
Operating income	$90	$73	$52	$17	$21
Depreciation and amortization(a)	66	77	85	(11)	(8)
EBITDA	156	150	137	6	13
Other plant optimization costs	3	1	—	2	1
Accelerated depreciation	1	2	—	(1)	2
Held for sale depreciation and amortization	(2)	—	—	(2)	—
Asset impairment	—	11	—	(11)	11
Adjusted EBITDA	$158	$164	$137	$(6)	$27
Operating income as a percent of sales	15.6%	11.5%	8.7%	410 bps	280 bps
Adjusted EBITDA as a percent of sales	27.4%	25.9%	22.9%	150 bps	300 bps

(a)
Depreciation and amortization for Personal Care includes $2 million associated with the Avoca business assets in 2025 and excludes accelerated depreciation of $1 million in 2025 and $2 million in 2024, which is included as a key item within this table as a component of Adjusted EBITDA.

2025 compared to 2024

Personal Care's sales and Adjusted EBITDA decreased in 2025 primarily due to lower volume, including the divestiture of the Avoca business and other portfolio optimization actions, and unfavorable price/mix, partially offset by lower costs and favorable foreign exchange currency. Operating income increased due to lower costs and favorable foreign exchange currency, partially offset by unfavorable price/mix.

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

Specialty Additives

Specialty Additives is comprised of rheology and performance-enhancing additives serving the architectural coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum-based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include, but are not limited to, global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry and welders.

The following table provides a reconciliation of the change in sales for Specialty Additives between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Sales change
Volume	$(56)	$6
Price/mix	(7)	(32)
Foreign Currency	2	1
Divestiture	—	(3)
	$(61)	$(28)

The following table provides a reconciliation of the change in operating income for Specialty Additives between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Operating income (loss) change
Goodwill impairment	$(331)	$—
Price/mix	(10)	(9)
Volume	(10)	1
Foreign Currency	(1)	1
Costs	46	(34)
Divestiture	—	(1)
	$(306)	$(42)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2025, 2024 and 2023 below is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. There were key items for the years ended September 30, 2025, 2024 and 2023. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

				2025	2024
(In millions)	2025	2024	2023	change	change
Operating income (loss)	$(338)	$(32)	$10	$(306)	$(42)
Depreciation and amortization(a)	65	66	76	(1)	(10)
EBITDA	(273)	34	86	(307)	(52)
Goodwill impairment	331	—	—	331	—
Accelerated depreciation	19	55	—	(36)	55
Other plant optimization costs	15	9	—	6	9
Environmental reserve adjustments	2	1	4	1	(3)
Asset impairment	—	—	4	—	(4)
Adjusted EBITDA	$94	$99	$94	$(5)	$5
Operating income (loss) as a percent of sales	-66.1%	-5.6%	1.7%	Not meaningful	-730 bps
Adjusted EBITDA as a percent of sales	18.4%	17.3%	15.7%	110 bps	160 bps

(a)
Depreciation and amortization for Specialty Additives excludes accelerated depreciation of $19 million and $55 million in 2025 and 2024, respectively, which is included as a key item within this table as a component of Adjusted EBITDA.

2025 compared to 2024

Specialty Additives sales and EBITDA in 2025 decreased primarily due to lower volume and unfavorable price/mix partially offset by favorable foreign exchange currency. Operating income (loss) and Adjusted EBITDA in 2025 decreased primarily due to lower volume and unfavorable price/mix partially offset by lower costs, including the effects of portfolio optimization activities and accelerated depreciation. Operating income (loss) for 2025 included a goodwill impairment charge of $331 million.

2024 compared to 2023

Specialty Additives' sales in 2024 decreased primarily due to unfavorable pricing, while operating income (loss) and EBITDA decreased primarily due to higher costs, including $55 million of accelerated depreciation and $9 million of other costs for product line optimization activities associated with two Specialty Additives manufacturing facilities, and unfavorable price/mix partially offset by higher volume and favorable foreign currency exchange. The unfavorable pricing was primarily in coatings with the largest impact related to China. The CMC and MC portfolio optimization initiatives had an approximate $11 million negative sales impact during the year.

Intermediates

Intermediates is comprised of the production of 1,4 butanediol ("BDO") and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, agriculture, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

The following table provides a reconciliation of the change in sales for Intermediates between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Sales change
Price/mix	$(15)	$(34)
Volume	7	(7)
Foreign Currency	1	—
	$(7)	$(41)

The following table provides a reconciliation of the change in operating income for Intermediates between fiscal years 2025 and 2024 and between fiscal years 2024 and 2023.

(In millions)	2025 change	2024 change
Operating income change
Price/mix	$(23)	$(27)
Cost	(1)	10
Volume	3	(4)
	$(21)	$(21)

EBITDA reconciliation

The following EBITDA presentation (as defined and described in the section above) for the years ended September 30, 2025, 2024 and 2023 is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the years ended September 30, 2025, 2024 and 2023.

				2025	2024
(In millions)	2025	2024	2023	change	change
Operating income	$8	$29	$50	$(21)	$(21)
Depreciation and amortization	13	13	13	—	—
EBITDA	21	42	63	(21)	(21)
Operating income as a percent of sales	5.8%	20.1%	27.0%	-1430 bps	-690 bps
EBITDA as a percent of sales	15.3%	29.2%	34.1%	-1390 bps	-490 bps

2025 compared to 2024

Intermediates' sales, operating income and EBITDA for 2025 decreased primarily due to unfavorable price/mix partially offset by higher volume.

2024 compared to 2023

Intermediates' sales, operating income and EBITDA for 2024 decreased primarily due to unfavorable pricing and lower volume, partially offset by lower costs.

Unallocated and other

The following table summarizes the key components of the Unallocated and other's operating income (loss) for each of the years ended September 30:

				2025	2024
(In millions)	2025	2024	2023	change	change
Restructuring activities	$(22)	$(30)	$(9)	$8	$(21)
Environmental expenses	(32)	(43)	(49)	11	6
ICMS Brazil tax credit	—	—	12	—	(12)
Income (loss) on acquisitions and divestitures, net	(161)	(115)	6	(46)	(121)
Argentina currency devaluation impact	—	(5)	—	5	(5)
Tax credit	3	—	—	3	—
Other expenses (primarily governance and legacy expenses)	(61)	(71)	(72)	10	1
Total expense	$(273)	$(264)	$(112)	$(9)	$(152)

Unallocated and other included expense of $273 million, $264 million and $112 million for 2025, 2024 and 2023, respectively. The charges for restructuring activities of $22 million, $30 million and $9 million during 2025, 2024 and 2023, respectively, were primarily comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

Environmental expenses of $32 million, $43 million and $49 million during 2025, 2024 and 2023, respectively, primarily driven by specific remediation site reserve increases during the period.

The remaining items included: loss on divestitures of $161 million (primarily related to the $183 million impairment of the Avoca business, $8 million pre-tax gain on the final sale of the Avoca business, and $14 million gain on sale of a property) and a tax credit of $3 million in 2025, expense of $5 million related to the devaluation of the currency in Argentina and loss on divestiture of $115 million (primarily related to the $107 million impairment charge and loss on sale associated with the Nutraceuticals business as well as a $7 million charge related to Nutraceutical VAT reserves) in 2024, and income of $6 million on acquisitions and divestitures related to excess corporate property sales and income of $12 million for ICMS tax credits in Brazil in 2023.

Other expenses between periods were driven by increases and decreases in governance and legacy expenses associated with foreign currency, deferred compensation, stock compensation and incentive compensation.

FINANCIAL POSITION

Liquidity

Ashland had $215 million in cash and cash equivalents as of September 30, 2025, of which $194 million was held by foreign subsidiaries and had no significant limitations that would prohibit remitting the funds to satisfy corporate obligations. In certain circumstances, if such amounts were repatriated to the United States, additional withholding taxes might need to be accrued and paid depending on the source of the earnings remitted. Ashland currently has no plans to repatriate any amounts for which additional taxes would need to be accrued.

Ashland has taken actions and may continue to take actions intended to increase its cash and cash equivalents position and preserve financial flexibility. At September 30, 2025, Ashland has total remaining borrowing capacity of $596 million available under the Revolving Credit Facility. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Program, as of September 30, 2025. Ashland has no maturities related to revolving credit facilities or bonds until fiscal 2027.

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (SPE), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Program) primarily in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at a maximum of €125 million subject to other limitations as applicable. Ashland accounts for receivables transferred to buyers as part of this agreement as sales. See Note H of the Notes to Consolidated Financial Statements for more information on the Foreign Accounts Receivables Sale Program.

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of September 30, 2025, participation in the program was not significant. There were less than $1 million of confirmed invoices under this program for the year ended September 30, 2025.

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

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows, for the years ended September 30:

(In millions)	2025	2024	2023
Cash provided (used) by:
Operating activities from continuing operations	$134	$462	$294
Investing activities from continuing operations	(3)	(51)	(109)
Financing activities from continuing operations	(179)	(479)	(371)
Discontinued operations	(40)	(51)	(51)
Effect of currency exchange rate changes on cash and cash equivalents	3	2	8
Net decrease in cash and cash equivalents	$(85)	$(117)	$(229)

Ashland paid income taxes of $33 million during 2025 compared to $53 million in 2024 and $63 million in 2023 (of which $16 million related to discounted operations). Cash receipts for interest income were $5 million in 2025, $10 million in 2024, and $12 million in 2023, respectively, while cash payments for interest expense amounted to $54 million in 2025, $52 million in 2024 and $53 million in 2023.

Operating activities

The following summarizes the cash flows associated with Ashland’s operating activities for the years ended September 30:

(In millions)	2025	2024	2023
Cash flows provided by operating activities from continuing operations
Net income (loss)	$(845)	$169	$178
Loss (income) from discontinued operations, net of income taxes	23	30	(10)
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities
Depreciation and amortization	237	274	243
Original issue discount and debt issuance cost amortization	7	6	6
Deferred income taxes	73	(302)	(32)
Gain from sales of property and equipment	(16)	—	(1)
Stock based compensation expense	14	15	22
Benefit (loss) from excess tax deduction on stock based compensation	(3)	—	2
Income from restricted investments	(33)	(74)	(43)
Loss (income) on acquisitions and divestitures, net	177	107	(7)
Goodwill impairment	706	—	—
Asset impairments	—	11	4
Pension contributions	(12)	(15)	(8)
Loss (gain) on pension and other postretirement plan remeasurements	(3)	14	(2)
Change in operating assets and liabilities(a)	(191)	227	(58)
Total cash flows provided by operating activities from continuing operations	$134	$462	$294

(a)
Excludes changes resulting from operations acquired or sold.

Operating Activities - Operating Assets and Liabilities

The cash results during each year were primarily driven by net income (loss), excluding discontinued operation results, adjusted for certain non-cash items including depreciation and amortization (including debt issuance cost amortization), income (loss) on acquisitions and divestitures, net as well as changes in working capital, which are fluctuations within accounts receivable, inventory, trade payables and accrued expenses.

The following details certain changes in key operating assets and liabilities for the years ended September 30:

(In millions)	2025	2024	2023
Cash flows from assets and liabilities(a)
Accounts receivable	$(3)	$96	$58
Inventories	(28)	79	(7)
Trade and other payables	(63)	56	(112)
Other assets and liabilities	(97)	(4)	3
Change in operating assets and liabilities	$(191)	$227	$(58)

(a)
Excludes changes resulting from operations acquired or sold.

Changes in net working capital accounted for outflows of $94 million in 2025, inflows of $231 in 2024, and outflows of $61 million in 2023, and were driven by the following:

•
Accounts receivable – Changes in accounts receivable resulted in outflows of $3 million, and inflows of $96 million and $58 million in 2025, 2024 and 2023, respectively. The U.S. Accounts Receivable Sales Program contributed to outflows of $12 million, inflows of $1 million, and outflows of $40 million 2025, 2024 and 2023, respectively. The Foreign Accounts Receivable Sales Program contributed to outflows of $6 million and inflows of $104 million in 2025 and 2024, respectively. Sales volumes in each period and activity from the U.S. and Foreign Accounts Receivable Sales Program were the main drivers of changes between periods.
•
Inventory – Changes in inventory resulted in cash outflows of $28 million in 2025, inflows of $79 million in 2024 and outflows of $7 million in 2023 and were primarily driven by inventory production levels and volumes.
•
Trade and other payables – Changes in trade and other payables resulted in cash outflows of $63 million in 2025, cash inflows of $56 million in 2024, and outflows of $112 million in 2023, respectively, and primarily related to restructuring activity, divestitures and the timing of certain other payments, most notably lower incentive plan payments for 2023 paid in 2024.

The remaining cash outflows of $97 million and $4 million, and inflows of $3 million in 2025, 2024 and 2023, respectively, were primarily due to income taxes paid or income tax refunds, interest paid, and adjustments to certain accruals and other long-term assets and liabilities such as payments associated with environmental remediation. 2025 includes the impact of refundable income taxes recorded within the current year that will be received in early fiscal 2026 in the amount of $103 million.

Investing activities

The following summarizes the cash flows associated with Ashland’s investing activities for the years ended September 30:

(In millions)	2025	2024	2023
Cash flows provided (used) by investing activities from continuing operations
Additions to property, plant and equipment	$(98)	$(137)	$(170)
Proceeds from disposal of property, plant and equipment	16	—	11
Proceeds from sale or restructuring of operations	16	26	—
Proceeds from settlement of company-owned life insurance contracts	12	1	6
Company-owned life insurance payments	(5)	(5)	(5)
Funds restricted for specific transactions	(8)	(5)	(9)
Reimbursement from restricted investments	62	79	58
Proceeds from sale of securities	56	53	47
Purchase of securities	(54)	(53)	(47)
Other investing cash flows	—	(10)	—
Total cash flows used by investing activities from continuing operations	$(3)	$(51)	$(109)

The significant cash investing activities for 2025 primarily related to cash outflows of $98 million for capital expenditures and $8 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $16 million from proceeds from the sale of the Avoca business, $16 million of proceeds from the sale of land property, $12 million of proceeds from settlement of company-owned life insurance contracts and reimbursements of $62 million from the restricted renewable annual investment trusts.

The significant cash investing activities for 2024 primarily related to cash outflows of $137 million for capital expenditures, $10 million for lease asset acquisition and $5 million restricted for investment trust purposes for environmental remediation. Additionally, there were inflows of $26 million from the sale of the Nutraceuticals business and reimbursements of $79 million from the restricted renewable annual investment trusts.

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

Financing activities

The following summarizes the cash flows associated with Ashland’s financing activities for the years ended September 30:

(In millions)	2025	2024	2023
Cash flows provided (used) by financing activities from continuing operations
Proceeds from (repayment of) short-term debt	—	(16)	16
Repurchase of common stock	(100)	(380)	(300)
Cash dividends paid	(76)	(78)	(76)
Stock based compensation employee withholding taxes paid in cash	(3)	(5)	(11)
Total cash flows used by financing activities from continuing operations	$(179)	$(479)	$(371)

Significant cash financing activities for 2025 included outflows of $100 million for common stock repurchases and cash dividends paid of $1.64 per share, for a total of $76 million. See Note N of the Notes to Consolidated Financial Statements for additional information.

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

Cash provided (used) by discontinued operations

The following summarizes the cash flows associated with Ashland’s discontinued operations for the years ended September 30:

(In millions)	2025	2024	2023
Cash provided (used) by discontinued operations
Operating cash flows	$(40)	$(51)	$(51)
Total cash provided (used) by discontinued operations	$(40)	$(51)	$(51)

Cash outflows for discontinued operations in 2025, 2024 and 2023 primarily related to retained liabilities for asbestos and environmental claims directly related to divested businesses that have qualified as discontinued operations. Asbestos net payments were $36 million, $39 million and $42 million in 2025, 2024 and 2023, respectively. Environmental net payments were $4 million, $6 million and $7 million, respectively. The remaining net cash outflows in each period primarily relate to tax and other post closing adjustments.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the periods presented. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Years Ended September 30
(In millions)	2025	2024	2023
Total cash flows provided by operating activities from continuing operations	$134	$462	$294
Less:
Additions to property, plant and equipment	(98)	(137)	(170)
Free Cash Flow	36	325	124
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(a)	12	(1)	40
Cash (inflows) outflows from Foreign Accounts Receivable Sales Program(b)	6	(104)	—
Restructuring-related payments(c)	34	14	8
Environmental and related litigation payments(d)	39	36	45
Ongoing Free Cash Flow	$127	$270	$217

Net income (loss)	(845)	169	178
Adjusted EBITDA(e)	401	459	459

Operating Cash Flow Conversion(f)	Not meaningful	273%	165%
Ongoing Free Cash Flow Conversion(g)	32%	59%	47%

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
(g)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $782 million and $705 million as of September 30, 2025 and 2024, respectively. The $77 million increase in working capital was driven by a higher trade working capital (accounts receivable and inventories minus trade and other payables and accrued expenses and other liabilities), including sales of foreign accounts receivables under the Foreign Accounts Receivable Sales Program, and other assets, partially offset by a reduction in cash and cash equivalent. The $143 million decrease in Ongoing Free Cash Flows between periods was primarily a result of increased trade working capital compared to the prior year. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 108% and 111% of current liabilities as of September 30, 2025 and 2024, respectively.

The following summary reflects Ashland’s cash, cash equivalents, investment securities and unused borrowing capacity as of:

	September 30
(In millions)	2025	2024	2023
Cash, cash equivalents and investment securities
Cash and cash equivalents	$215	$300	$417
Restricted investments(a)	347	368	367

Unused borrowing capacity
Revolving credit facility	$596	$596	$594
2018 accounts receivable securitization (foreign)	NA	NA	104
U.S Accounts Receivable Sales Program	—	—	—
Foreign Accounts Receivable Sales Program	—	—	—

(a)
Includes $231 million, $248 million and $243 million related to the Asbestos trust and $116 million, $120 million and $124 million related to the Environmental trust as of September 30, 2025, 2024 and 2023 respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at September 30, 2025. In total, Ashland’s available liquidity position, which includes cash and cash equivalents, the revolving credit facility, and accounts receivable securitization facilities, was $811 million at September 30, 2025, $896 million at September 30, 2024, and $1,115 million at September 30, 2023. Ashland had zero available liquidity under the U.S. and Foreign Accounts Receivable Sales Program as of September 30, 2025. Ashland also maintained $347 million of restricted investments at September 30, 2025 to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	September 30
(In millions)	2025	2024
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,384	1,349
Total debt	$1,384	$1,349

(a)
Includes $10 million and $12 million of debt issuance cost discounts as of September 30, 2025 and 2024, respectively.

Ashland continues to maintain the 2022 Credit Agreement which provides for a $600 million five-year revolving credit facility. Proceeds of borrowings under the 2022 Revolving Credit Facility provide ongoing working capital and are used for other general corporate purposes.

Debt as a percent of capital employed was 42% at September 30, 2025 and 32% at September 30, 2024. At September 30, 2025, Ashland’s total debt had an outstanding principal balance of $1,419 million, discounts of $25 million and debt issuance costs of $10 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within the next year, $4 million due in fiscal 2027, $586 million due in fiscal 2028, $97 million in 2029, and zero in 2030.

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

Debt repayments and repurchases

Cash repatriation

During 2025 and 2024, Ashland repatriated approximately $403 million and $305 million, respectively, in cash.

Accounts receivable facilities and off-balance sheet arrangements

U.S. accounts receivable sales program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity and consolidated Ashland subsidiary (SPE) entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. On April 14, 2023, Ashland entered into Second and Third Amendments associated with this current program, whereby the scheduled termination date was extended to April 14, 2025 and the buyer's limits were reduced to allow for transfer of whole receivables up to a limit set at $115 million between February and October of each year and up to $100 million all other times (a level 1 fair value measurement). On September 13, 2024, Ashland entered into a Fourth Amendment associated with this current program, whereby the scheduled termination date was extended to September 11, 2026 and the buyer's limits were reduced to allow for transfer of whole receivables up to a limit set at $80 million between September 13, 2024 to (and including) December 31, 2024 and up to $70 million from January 1, 2025 through the termination date of the agreement. Ashland’s continuing involvement is limited to servicing the accounts receivable, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

Ashland determined that any accounts receivable transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received a true sale at law and non-consolidation opinions to support the legal isolation of these accounts receivable. Ashland accounts for the accounts receivable transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a loss of $3 million within the Statements of Consolidated Comprehensive Income (Loss) for 2025, 2024 and 2023, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $59 million of sales against the buyer’s limit, which was $59 million at September 30, 2025, compared to $71 million of sales against the buyer's limit, which was $71 million at September 30, 2024. Ashland transferred $75 million and $85 million in accounts receivable to the SPE as of September 30, 2025 and 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2025 and 2024 of less than $1 million.

For the years ended September 30, 2025, 2024, and 2023, the gross cash proceeds received for accounts receivable transferred and derecognized were $388 million, $323 million, and $217 million, respectively, of which $400 million, $322 million, $241 million, were collected by Ashland in our capacity as a servicer of the accounts receivable and remitted to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $12 million, $1 million and $24 million for the years ended September 30, 2025, 2024, and 2023, respectively, represents the impact of a net reduction in account receivable sales volume during 2025, a net increase in 2024, and a net decrease during 2023.

Foreign Accounts Receivable Sales Program

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (the "SPE"), into a three-year agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Program) primarily in Europe. Under the agreement, Ashland can transfer whole receivables up to a limit established by the buyer, which is currently set at €125 million (a level 1 fair value measurement). Ashland’s continuing involvement is limited to servicing the accounts receivable, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

Ashland determined that any accounts receivable transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received true sale at law and non-consolidation opinions from independent qualified legal advisors in the jurisdiction of each originating subsidiary to support the legal isolation of these accounts receivable. Consequently, Ashland accounts for accounts receivable transferred to buyers as part of this agreement as sales.

Ashland recognized a loss of $5 million and $3 million within the Statements of Consolidated Comprehensive Income (Loss) for 2025 and 2024, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $103 million of sales against the buyer’s limit, which was $103 million at September 30, 2025, compared to $104 million of sales against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $142 million and $155 million in accounts receivable to the SPE as of September 30, 2025 and 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2025 and 2024 of less than $1 million.

For the years ended September 30, 2025 and 2024, the gross cash proceeds received for accounts receivable transferred and derecognized were $528 million and $104 million, respectively, of which $534 million and zero were collected by Ashland in our capacity as a servicer of the accounts receivable and remitted to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $6 million and $104 million for the years ended September 30, 2025 and 2024, respectively, represents the impact of a net reduction and a net increase in accounts receivable sales volume during each year, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of September 30, 2025, participation in the program was not significant. There were less than $1 million of confirmed invoices under this program for the year ended September 30, 2025.

Other debt

At September 30, 2025 and 2024, Ashland held other debt totaling $76 million and $71 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Available borrowing capacity and liquidity

The borrowing capacity remaining under the $600 million 2022 Revolving Credit Facility was $596 million due to a reduction of $4 million for letters of credit outstanding at September 30, 2025. Ashland's total borrowing capacity at September 30, 2025 was $596 million.

Additionally, Ashland has no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Program.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2025, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled in the "Use of Non-GAAP Financial Measures" section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.8.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.6x effect on the consolidated interest coverage ratio. Any change in consolidated indebtedness of $100 million would affect the consolidated net leverage ratio by approximately 0.2x.

Ashland credit ratings

Ashland’s corporate credit ratings remained unchanged at BB+ by Standard & Poor’s and Ba1 by Moody’s Investor Services. As of September 30, 2025, both Moody’s Investor Services and Standard & Poor’s outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Additional capital resources

Ashland cash projection

Ashland believes that cash flow from operations, availability under existing credit facilities and arrangements, current cash, cash equivalents, investment balances and the ability to obtain other financing, if necessary, will provide adequate cash funds for the Company’s foreseeable working capital needs, capital expenditures at existing facilities, pending acquisitions, dividend payments and debt service obligations. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. The timing and size of any new business ventures or acquisitions that the Company may complete may also impact its cash requirements.

Ashland expects the following material cash funding requirements from known contractual obligations at September 30, 2025:

		Less than	More than
(In millions)	Total	1 year	1 year
Raw material and service contract purchase obligations(a)	$74	$56	$18
Employee benefit obligations(b)	70	13	57
Operating lease obligations(c)	118	23	95
Interest payments(d)	507	61	446
Unrecognized tax benefits(e)	65	—	65
One-time transition tax(f)	13	13	—
Total contractual obligations	$847	$166	$681

Other commitments
Letters of credit(g)	$52	$52	$—

(a)
Includes raw material and service contracts where minimal committed quantities and prices are fixed.
(b)
Includes estimated funding of Ashland’s qualified U.S. and non-U.S. pension plans for 2025 as well as projected benefit payments through 2031 under Ashland’s unfunded pension and other postretirement benefit plans. Excludes the benefit payments from the pension plan trust funds. See Note L of the Notes to Consolidated Financial Statements for additional information.
(c)
Includes leases for office buildings, transportation equipment, warehouses and storage facilities and other equipment. For further information, see Note J of the Notes to Consolidated Financial Statements.
(d)
Includes interest expense on both variable and fixed rate debt assuming no prepayments. Variable interest rates have been assumed to remain constant through the end of the term at rates that existed as of September 30, 2025.
(e)
Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, Ashland is unable to determine the timing of payments related to noncurrent unrecognized tax benefits, including interest and penalties. Therefore, these amounts were included in the “More than 1 year” column.
(f)
As a result of the Tax Act enacted during fiscal year 2017, Ashland has currently recorded a $13 million liability for the one-time transition tax.
(g)
Ashland issues various types of letters of credit as part of its normal course of business.

Total Equity

Total equity was $1,904 million and $2,868 million at September 30, 2025 and September 30, 2024, respectively. During 2025, there were decreases of $845 million for net income (loss), $101 million for repurchases of common stock (which includes $1 million in excise tax on stock repurchases), and $77 million for dividends paid during 2025. The decreases were partially offset by increases of $45 million for deferred translation gains, $12 million for common shares issued under stock incentive plans, and $2 million increase for unrealized gains on commodity hedges.

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors ("the Board") authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of September 30, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program

The following table provides the stock repurchase activity for years ended September 30:

(In millions, except per share amounts)	2025	2024	2023
Number of shares repurchased	1.50	4.30	3.10
Weighted-average price per share(a)	$64.90	$88.70	$97.33
Aggregate purchase price(a)	$100	$380	$300
Program	2023 Stock Repurchase Program	2023 Stock Repurchase Program	2022 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid dividends per common share of $1.64, $1.58 and $1.44 during 2025, 2024 and 2023, respectively.

In May 2025, the Board announced a quarterly cash dividend of 41.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 40.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2025.

In May 2024, the Board announced a quarterly cash dividend of 40.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 38.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2024.

In May 2023, the Board announced a quarterly cash dividend of 38.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 33.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2023.

In May 2022, the Board announced a quarterly cash dividend of 33.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 30.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2022 and the first and second quarters of fiscal 2023.

Capital expenditures

Capital expenditures were $98 million for 2025 and averaged $135 million during the last three years. Ashland expects capital expenditures over the next three years to average approximately $100 million per year. A summary of capital expenditures by reportable segment during the years ended September 30, are as follows:

(In millions)	2025	2024	2023
Life Sciences	$49	$61	$46
Personal Care	7	11	20
Specialty Additives	34	61	99
Intermediates	3	2	3
Unallocated and Other	5	2	2
Total capital expenditures	$98	$137	$170

A summary of the capital employed in Ashland’s current operations, which is calculated by adding equity to capital investment, as of September 30 is as follows.

(In millions)	2025	2024
Capital employed(a)
Life Sciences	$1,377	$1,696
Personal Care	703	882
Specialty Additives	904	1,351
Intermediates	97	101

(a)
Excludes the assets and liabilities classified within unallocated and other which primarily includes debt and other long-term liabilities such as asbestos and pension. The net liability in unallocated and other was $1,175 million and $1,162 million as of September 30, 2025 and 2024, respectively.

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

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2025, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $226 million at September 30, 2025 compared to $221 million at September 30, 2024, of which $179 million at September 30, 2025 and $164 million at September 30, 2024, were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental remediation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2025 and 2024, Ashland’s recorded receivable for these probable insurance recoveries was $14 million and $13 million, respectively, of which $12 million and $11 million was classified in other noncurrent assets on the Consolidated Balance Sheets.

During 2025, 2024 and 2023, Ashland recognized $50 million, $54 million and $56 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy. See Note M of the Notes to Consolidated Financial Statements for additional information.

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $495 million. The largest reserve for any site is 21% of the total environmental remediation reserves as of September 30, 2025.

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs, Ashland has retained third party actuarial experts Gnarus Advisors, LLC ("Gnarus"). The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos litigation reserves liabilities and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss). See Note M of the Notes to Consolidated Financial Statements for additional information.

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

During the most recent update completed during 2025, it was determined that the liability for Ashland asbestos-related claims should be increased by $16 million. Total reserves for asbestos claims were $258 million at September 30, 2025 compared to $274 million at September 30, 2024.

Ashland asbestos-related receivables

Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage that will be accessed.

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos litigation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent. Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers, all of which are solvent.

At September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $95 million (excluding the Hercules receivable for asbestos claims). Receivables from insurers amounted to $97 million at September 30, 2024. During 2025, the annual update of the model used for purposes of valuing the asbestos litigation reserves and its impact on valuation of future recoveries from insurers, was completed. This model update resulted in a $5 million increase in the receivable for probable insurance recoveries.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate completed during 2025, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million. Total reserves for asbestos claims were $177 million at September 30, 2025 compared to $185 million at September 30, 2024.

Hercules asbestos-related receivables

For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist. As a result, any increases in the asbestos litigation reserves have been partially offset by probable insurance recoveries. Ashland has estimated the value of probable insurance recoveries associated with its asbestos litigation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent. The estimated receivable consists exclusively of solvent domestic insurers.

As of September 30, 2025 and 2024, the receivables from insurers amounted to $48 million and $50 million, respectively. During 2025, the annual update of the model used for purposes of valuing the asbestos litigation reserves and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $4 million increase in the receivable for probable insurance recoveries.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos litigation reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $382 million for the Ashland asbestos-related litigation (current reserve of $258 million) and approximately $262 million for the Hercules asbestos-related litigation (current reserve of $177 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Accounting for goodwill and other indefinite-lived intangible assets

Ashland accounts for goodwill and other indefinite-lived intangible assets acquired in a business combination in conformity with current accounting guidance which does not allow for goodwill and indefinite-lived intangible assets to be amortized.

Goodwill

Ashland reviews goodwill for impairment annually as of July 1 or when events and circumstances indicate an impairment may have occurred. Ashland tests goodwill for impairment by comparing the estimated fair value of its reporting units to the related carrying value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds fair value. However, the loss recognized cannot exceed the carrying amount of goodwill. Reporting units are defined as either operating segments or one level below the operating segments for which discrete financial information is available and reviewed by management. Ashland determined that its reporting units are Life Sciences, Personal Care, Specialty Additives and Intermediates, which is consistent with prior years.

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

During the third quarter of fiscal 2025, Ashland experienced a continued decline in the market price of its common stock. Ashland also experienced slowing growth due to weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins for the Life Sciences and Specialty Additives reporting units than what was previously forecasted. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the third quarter of fiscal 2025.

Following the completion of this quantitative analysis, Ashland concluded that the fair value of Personal Care reporting unit exceeded its carrying value by more than 100%. The Intermediates reporting unit has no associated goodwill. The carrying value of the Life Sciences and the Specialty Additives reporting units exceeded their fair value, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded within the goodwill impairment caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025.

On July 1, 2025, the date of our annual goodwill impairment assessment, Ashland evaluated each reporting unit using a qualitative approach focusing on any additional changes in market conditions, performances versus forecast and strategic initiatives. Particular attention was given to forward looking macroeconomic trends and forecasts, recent financial results, earnings multiples for guideline public companies in each reporting unit's industry peer group and sensitivity analysis for each reporting units discounted cash flow model. There was no additional impairment identified as part of the July 1, 2025 annual goodwill impairment assessment. No subsequent indicators of impairment had been identified during the fourth quarter of fiscal 2025. For further information, see Note G of the Notes to Consolidated Financial Statements.

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

Assumptions inherent in the valuation methodologies include estimates of future projected business results (principally sales and EBITDA), long-term growth rates, and the weighted-average cost of capital. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 12.50% and 13.75%, and terminal growth rates, ranging between 2.0% and 4.0% depending on the reporting unit. For further information, see Note G of the Notes to Consolidated Financial Statements.

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

Ashland tests these assets using a “relief-from-royalty” valuation method to determine the fair value. Assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty rates. In conjunction with the triggering events described above for goodwill, Ashland tested its indefinite-lived intangible assets for impairment during the third quarter of fiscal 2025. Ashland’s quantitative approach models did not indicate any impairment, as each indefinite-lived intangible asset’s fair value exceeded its carrying values. Ashland has two indefinite-lived intangible assets related to trademarks and trade names. Significant assumptions utilized in the impairment analysis included the weight-average cost of capital, ranging between 13.5% and 14.0%, royalty rates of 2.0%, and terminal growth rates, ranging between 3.2% and 3.3%. One of the two indefinite-lived intangible assets fair value exceeded its carrying value by more than 75%, while the second had a fair value slightly above the carrying value. A 25-basis point increase to the discount rate or a 25-basis point decrease to the residual growth rate would have resulted in an impairment for the second indefinite-lived intangible asset.

On July 1, 2025, the date of our annual impairment assessment, Ashland evaluated its indefinite-lived intangible assets for impairment using a qualitative approach focusing on the key assumptions used as part of the third quarter quantitative approach. There was no impairment identified as part of the July 1, 2025 annual other indefinite-lived intangible asset impairment assessment. No subsequent indicators of impairment had been identified during the fourth quarter of fiscal 2025.

Ashland’s assessment of an impairment on any of these assets classified currently as having indefinite lives, including goodwill, could change in future periods if significant events happen and/or circumstances change that affect the previously mentioned assumptions. Assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted average cost of capital for a market participant, and royalty rates. For further information, see Note G of the Notes to Consolidated Financial Statements.

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

In determining the recoverability of deferred tax assets, Ashland gives consideration to all available positive and negative evidence including reversals of deferred tax liabilities (other than those with an indefinite reversal period), projected future taxable income, tax planning strategies and recent financial operations. Ashland attaches the most weight to historical earnings due to their verifiable nature. In evaluating the objective evidence that historical results provide, Ashland considers three years of cumulative income or loss. In addition, Ashland has reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

EFFECTS OF INFLATION AND CHANGING PRICES

Ashland’s consolidated financial statements are prepared on the historical cost method of accounting in accordance with U.S. GAAP and, as a result, do not reflect changes in the purchasing power of the U.S. dollar. Monetary assets (such as cash, cash equivalents and accounts receivable) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) result in a gain, because they can be settled with dollars of diminished purchasing power. As of September 30, 2025, Ashland’s monetary assets exceed its monetary liabilities, leaving it currently more exposed to the effects of future inflation. While inflation rose significantly during 2022, it has to gradually decreased from fiscal 2023 to fiscal 2025. See Item 1A - Risk Factors for additional information.

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

OUTLOOK

Ashland is issuing the following guidance for fiscal 2026, Ashland intends to deliver against these commitments with a focus on execution, consistency, and credibility.

Full-year fiscal 2026 guidance

•
Sales: $1,835 million to $1,905 million, reflecting organic growth of approximately one to five percent over the prior year.
•
Adjusted EBITDA: $400 million to $430 million.
•
Adjusted Diluted Earnings Per Share Excluding Intangibles Amortization Expense growth: double-digit-plus; reflecting operating improvement and Portfolio Optimization.
•
Ongoing Free Cash Flow Conversion: approximately 50 percent of Adjusted EBITDA; capital expenditures of approximately $100 million.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” ("MD&A"), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission (SEC), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances.

The risks and uncertainties we face which may cause our actual results to differ materially from the results expressed, projected, or implied in these forward-looking statements include, but are not limited to: Ashland’s aggressive growth goals and the extent to which such goals may be impacted by a failure to optimize our tangible and intangible assets, a failure to identify and integrate acquisition targets, any unexpected costs and liabilities associated with such acquisitions, and goodwill impairment; business disruptions stemming from natural, operational, and other catastrophic events, including disruptions to supply and logistics functions, manufacturing delays, and information technology system and network failures; climate change and related resource impacts; changes in consumer preferences and a reduction in demand for Ashland’s products; risks inherent in operating a global business, including tariffs and other trade policies, geopolitical instability and armed conflict, and challenges associated with hiring and managing a diverse workforce across countries with differing laws, regulations, and cultural practices; economic downturns and disruptions in the financial markets; Ashland’s substantial indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect our future cash flows, limit our ability to repay debt and obtain future financing, place Ashland at a competitive disadvantage, and make us more vulnerable to interest rate increases; our ability to develop and market new products and remain competitive in the markets in which we operate; our ability to pass increases in the costs of energy and raw materials to customers and to fulfill our contractual requirements with customers and vendors; downward pressures on prices and margins; the ability to attract and retain key employees and to provide for effective succession planning; cybersecurity risks, including disruptions to or failures in Ashland’s information technology systems and networks, malicious cyberattacks, and the inadvertent or accidental disclosure or loss of proprietary or sensitive information; Ashland’s ability to effectively protect and enforce its intellectual property rights; exposure to products liability claims; risks related to compliance with environmental, health, and safety regulations, including the potential for costly litigation, remediation, and settlement actions; exposure to pending and threatened asbestos-related litigation; changes in the legal and regulatory landscapes in which we operate; and changes in taxation or adverse tax rulings. These risks and uncertainties also include, but are not limited to, the risk factors set forth in Item 1A. “Risk Factors” to this Annual Report on Form 10-K, elsewhere in this Annual Report on Form 10-K, and in our other periodic reports filed with the SEC. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update publicly any forward-looking statements made in this Annual Report on Form 10-K whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Annual Report on Form 10-K.

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

As of September 30, 2025 and 2024, Ashland had not identified any significant credit risk on open derivative contracts. The potential loss from a hypothetical 10% adverse change in foreign currency rates on Ashland’s open foreign currency derivative instruments would be largely offset by gains resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. Ashland did not have any significant open hedging contracts with respect to commodities or any related raw material requirements as of and for the year ended September 30, 2025.

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

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Ashland’s policies, procedures, controls and risk management strategies, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Audit Committee holds meetings with Ashland’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Ashland’s financial reporting and their evaluation of Ashland’s internal controls. The report of Ashland’s Audit Committee can be found in Ashland’s Proxy for its 2026 Annual Meeting.

Management assessed the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2025. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management believes that Ashland maintained effective internal control over financial reporting as of September 30, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on the Consolidated Financial Statements of Ashland Inc. and Consolidated Subsidiaries as of and for the year ended September 30, 2025, and the effectiveness of Ashland’s internal control over financial reporting as of September 30, 2025. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

/s/ Guillermo Novo

Guillermo Novo

Chair of the Board and Chief Executive Officer

/s/ William C. Whitaker

William C. Whitaker

Senior Vice President and Chief Financial Officer

November 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Ashland Inc. and Consolidated Subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ashland Inc. and Consolidated Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related statements of consolidated comprehensive income (loss), consolidated equity and consolidated cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 20, 2025, expressed an unqualified opinion thereon.

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

November 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ashland Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ashland Inc. and Consolidated Subsidiaries (the Company) as of September 30, 2025 and 2024, the related statements of consolidated comprehensive income (loss), consolidated equity and consolidated cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 20, 2025, expressed an unqualified opinion thereon.

Company's Disclosure of an Additional Measure of Segment Profit or Loss

In Note Q to the consolidated financial statements, the Company has elected to disclose earnings before income taxes, depreciation and amortization (EBITDA) as an additional segment profit or loss measure as permitted pursuant to ASC 280, Segment Reporting, and that the U.S. Securities and Exchange Commission (SEC) defines as a non-GAAP measure. Accordingly, we express no opinion on whether the additional segment profit or loss measure complies with SEC Regulation S-K, Item 10(e) and Regulation G, Item 101.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Environmental Remediation Reserves

Description of the Matter

At September 30, 2025, the environmental remediation reserves amounted to $226 million. As discussed within Note M of the consolidated financial statements, the environmental remediation reserves reflect the Company’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable and probable of being incurred, without regard to any third-party recoveries. The Company uses engineering studies, historical experience and other factors to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. The Company regularly adjusts its reserves as environmental remediation continues.

Auditing the environmental remediation reserves was complex due to inherent uncertainties that affect the Company’s ability to estimate probable costs. Such uncertainties include the nature and extent of contamination at each site, and the nature and extent of required cleanup efforts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s environmental remediation reserves process. For example, we tested internal controls over the Company’s annual reserve setting training process, management’s monitoring of sites, and management’s development of the environmental remediation reserves estimates. We also tested management’s internal controls over the completeness and accuracy of the underlying data used in the environmental remediation reserves estimates.

To test the environmental remediation reserves, we performed audit procedures that included, among others: assessing the appropriateness of the Company’s policies and procedures and testing management’s development of the environmental remediation reserves estimates. We obtained an understanding of the nature and extent of contamination at each site, the nature and extent of required cleanup efforts, and the corresponding environmental remediation reserves through discussions with the Company’s remediation project managers. We also involved our environmental remediation subject matter specialists to evaluate the reasonableness of management’s estimates, including consideration of information available on regulatory databases in the public domain that was assessed for possible contrary evidence. With the support of our environmental remediation subject matter specialists, we evaluated whether the environmental remediation reserves estimates were appropriate based on engineering studies and historical experience.

Valuation of Asbestos Litigation Reserves

Description of the Matter

At September 30, 2025, the asbestos litigation reserves amounted to $435 million. As discussed within Note M of the consolidated financial statements, the Company has liabilities from claims alleging personal injury caused by exposure to asbestos. The Company retained third-party actuarial experts to assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions. The methodology used by the actuarial experts to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense costs. Further, the claim experience identified is compared to the results of previously conducted third-party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Using that information, the Company estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs using the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of the Company’s third-party actuarial experts.

Auditing the Company’s asbestos litigation reserves was complex due to uncertainty associated with the estimate of projected future asbestos costs. The methodology employed by management to develop the estimate of projected future asbestos costs is subject to assumptions such as the number of claims that may be received in the future, the type and severity of disease alleged by claimant, the related costs incurred in resolving those claims, and the dismissal rates. These assumptions have a significant effect on the asbestos litigation reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the asbestos litigation reserves process. These include internal controls over management's assessment of the assumptions utilized within the estimate, management’s oversight of asbestos trends including claims movement and costs incurred, and the completeness and accuracy of the underlying claims data utilized to project future costs.

To evaluate the reasonableness of the asbestos litigation reserves, our audit procedures included testing the completeness and accuracy of the underlying claims data provided to management's actuarial experts utilized to project future costs. Additionally, we evaluated the claims and spend activity from legal letters obtained from internal and external legal counsel. Furthermore, we involved our actuarial subject matter specialists to assist in the evaluation of the methodologies and assumptions applied by management's actuarial experts as described above to determine the appropriateness of the asbestos litigation reserves, and to independently prepare an estimated range of the liability. We then assessed the reasonableness of the Company's recorded asbestos litigation reserves against our independently calculated range.

Evaluation of Goodwill Impairment for the Life Sciences and Specialty Additives Reporting Units

Description of the Matter

At September 30, 2025, the Company’s goodwill was $705 million, of which $466 million relates to the Life Sciences reporting unit, and $112 million relates to the Specialty Additives reporting unit. As discussed in Note G to the consolidated financial statements, goodwill is tested for impairment annually on July 1st, or whenever events and circumstances indicate an impairment may have occurred. During the third quarter of fiscal 2025, Ashland determined that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the three months ended June 30, 2025. As a result of the interim impairment assessment, the Company recorded a $375 million and $331 million goodwill impairment charge related to the Life Sciences reporting unit and Specialty Additives reporting unit, respectively. The Company’s annual impairment assessment in the fourth quarter of fiscal 2025 did not result in an impairment of goodwill for any of the Company’s reporting units. There were no impairment indicators identified in the fourth quarter of fiscal 2025 which had not been considered as part of the July 1, 2025 annual impairment assessment.

Auditing management’s interim goodwill impairment test in the third quarter of fiscal 2025 related to the Life Sciences and Specialty Additives reporting units was challenging due to the complexity of forecasting the long-term cash flows of these reporting units and the significant estimation uncertainty of certain assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ fair value to changes in the significant assumptions used in the income approach, including forecasted sales, EBITDA margins, and discount rates. These significant assumptions require a high degree of estimation and judgment based on an evaluation of historical performance, current and forecasted industry trends, and macroeconomic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s goodwill impairment process, including internal controls over management’s review of the significant assumptions described above as well as internal controls over management’s review of its financial forecasts and carrying values of its reporting units.

To test the estimated fair value of the Life Sciences and Specialty Additives reporting units, we performed audit procedures that included, among others, using an internal valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company, specifically the discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted sales, EBITDA margins, and discount rates by comparing those assumptions to recent historical performance, financial forecasts, and current and forecasted economic and industry trends. We also assessed the reasonableness of estimates included in the Company’s financial forecasts by evaluating such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting sales and EBITDA margins by comparing past financial forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the reporting units’ fair value calculations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Grandview Heights, Ohio

November 20, 2025

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

Years Ended September 30

(In millions except per share data)	2025	2024	2023
Sales - Note P	$1,824	$2,113	$2,191
Cost of sales - Note Q	1,275	1,495	1,523
Gross profit	549	618	668

Selling, general and administrative expense - Note Q	344	404	365
Research and development expense	54	55	51
Intangibles amortization expense - Note G	63	76	93
Equity and other income	4	6	7
Goodwill impairment - Note G	706	—	—
Income (loss) on acquisitions and divestitures, net - Note B	(161)	(115)	6
Operating income (loss)	(775)	(26)	172

Net interest and other expense (income) - Note H	33	(24)	6
Other net periodic benefit loss - Note L	1	22	6
Income (loss) from continuing operations before income taxes	(809)	(24)	160
Income tax expense (benefit) - Note K	13	(223)	(8)
Income (loss) from continuing operations	(822)	199	168
Income (loss) from discontinued operations, net of income taxes - Note C	(23)	(30)	10
Net income (loss)	$(845)	$169	$178

PER SHARE DATA - NOTE A
Basic earnings (loss) per share
Income (loss) from continuing operations	$(17.74)	$3.99	$3.18
Income (loss) from discontinued operations	(0.49)	(0.59)	0.18
Net income (loss)	$(18.23)	$3.40	$3.36

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(17.74)	$3.95	$3.13
Income (loss) from discontinued operations	(0.49)	(0.59)	0.18
Net income (loss)	$(18.23)	$3.36	$3.31

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(845)	$169	$178
Other comprehensive income (loss), net of tax
Unrealized translation gain	45	54	72
Unrealized gain (loss) on commodity hedges	2	1	(6)
Other comprehensive income	47	55	66
Comprehensive income (loss)	$(798)	$224	$244

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

At September 30

(In millions)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$215	$300
Accounts receivable, net(a) - Notes A and H	242	243
Inventories - Note A	568	545
Other assets	180	107
Total current assets	1,205	1,195
Noncurrent assets
Property, plant and equipment - Note F
Cost	3,355	3,316
Accumulated depreciation	2,154	2,013
Net property, plant and equipment	1,201	1,303
Goodwill - Note G	705	1,381
Intangibles - Note G	563	751
Operating lease assets, net - Note J	103	114
Restricted investments - Note E	297	295
Asbestos insurance receivable, net(b) - Notes A and M	127	132
Deferred income taxes - Note K	157	210
Other assets - Note I	253	264
Total noncurrent assets	3,406	4,450
Total assets	$4,611	$5,645

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$189	$214
Accrued expenses and other liabilities	213	256
Current operating lease obligations - Note J	21	20
Total current liabilities	423	490
Noncurrent liabilities
Long-term debt - Note H	1,384	1,349
Asbestos litigation reserves - Note M	389	414
Deferred income taxes - Note K	31	29
Employee benefit obligations - Note L	96	110
Operating lease obligations - Note J	85	99
Other liabilities - Note I	299	286
Total noncurrent liabilities	2,284	2,287
Commitments and contingencies - Notes J and M
Equity - Notes N and O
Common stock, par value $.01 per share, 200 million shares authorized	1	1
Issued 46 million and 47 million shares in 2025 and 2024
Paid-in capital	6	—
Retained earnings	2,298	3,315
Accumulated other comprehensive loss	(401)	(448)
Total equity	1,904	2,868
Total liabilities and equity	$4,611	$5,645

(a)
Accounts receivable, net includes an allowance for credit losses of $2 million at both September 30, 2025 and 2024.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both September 30, 2025 and 2024.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Equity

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(In millions)	stock	capital	earnings	loss(a)	Total
Balance at September 30, 2022	$1	$135	$3,653	$(569)	$3,220
Total comprehensive income
Net income	—	—	178	—	178
Other comprehensive income	—	—	—	66	66
Dividends, $1.44 per common share	—	—	(76)	—	(76)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)	—	12	—	—	12
Repurchase of common stock(d)(e)	—	(143)	(160)	—	(303)
Balance at September 30, 2023	1	4	3,595	(503)	3,097
Total comprehensive income
Net income	—	—	169	—	169
Other comprehensive income	—	—	—	55	55
Dividends, $1.58 per common share	—	—	(79)	—	(79)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)	—	9	—	—	9
Repurchase of common stock(d)(e)	—	(13)	(370)	—	(383)
Balance at September 30, 2024	1	—	3,315	(448)	2,868
Total comprehensive income (loss)
Net loss	—	—	(845)	—	(845)
Other comprehensive income	—	—	—	47	47
Dividends, $1.64 per common share	—	—	(77)	—	(77)
Compensation expense and common shares issued under stock incentive and other plans(b)(c)	—	11	—	—	11
Repurchase of common stock(d)(e)	—	(5)	(95)	—	(100)
Balance at September 30, 2025	$1	$6	$2,298	$(401)	$1,904

(a)
At September 30, 2025 and 2024, the net of tax accumulated other comprehensive loss of $401 million and $448 million, respectively, was comprised of net unrealized translation losses of $400 million and $445 million, respectively, unrecognized prior service costs as a result of certain employee benefit plan amendments of $1 million and $1 million, respectively, and net unrealized losses on commodity hedges of zero and $2 million, respectively.
(b)
Includes a benefit of $3 million, $5 million and $11 million for stock based compensation employee withholding taxes paid in cash for 2025, 2024 and 2023, respectively,
(c)
Common shares issued were 143,631, 137,799 and 193,767 for 2025, 2024 and 2023, respectively.
(d)
Common shares repurchased were 1,541,320, 4,285,194 and 3,082,928 for 2025, 2024 and 2023, respectively.
(e)
Includes $1 million, $3 million and $3 million of accrued excise taxes on stock repurchases for 2025, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements.

Ashland Inc. and Consolidated Subsidiaries

Statements of Consolidated Cash Flows

Years Ended September 30

(In millions)	2025	2024	2023
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$(845)	$169	$178
Loss (income) from discontinued operations, net of income taxes	23	30	(10)
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities
Depreciation and amortization	237	274	243
Original issue discount and debt issuance cost amortization	7	6	6
Deferred income taxes	73	(302)	(32)
Gain from sales of property and equipment	(16)	—	(1)
Stock based compensation expense - Note O	14	15	22
Benefit (loss) from excess tax deduction on stock based compensation	(3)	—	2
Income from restricted investments	(33)	(74)	(43)
Loss (income) on acquisitions and divestitures, net - Notes B	177	107	(7)
Goodwill impairment	706	—	—
Asset impairments	—	11	4
Pension contributions	(12)	(15)	(8)
Loss (gain) on pension and other postretirement plan remeasurements	(3)	14	(2)
Change in operating assets and liabilities(a)	(191)	227	(58)
Total cash flows provided by operating activities from continuing operations	134	462	294
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(98)	(137)	(170)
Proceeds from disposal of property, plant and equipment	16	—	11
Proceeds from sale or restructuring of operations	16	26	—
Proceeds from settlement of company-owned life insurance contracts	12	1	6
Company-owned life insurance payments	(5)	(5)	(5)
Funds restricted for specific transactions	(8)	(5)	(9)
Reimbursement from restricted investments	62	79	58
Proceeds from sale of securities	56	53	47
Purchase of securities	(54)	(53)	(47)
Other investing cash flows	—	(10)	—
Total cash flows used by investing activities from continuing operations	(3)	(51)	(109)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from (repayment of) short-term debt	—	(16)	16
Repurchase of common stock	(100)	(380)	(300)
Cash dividends paid	(76)	(78)	(76)
Stock based compensation employee withholding taxes paid in cash	(3)	(5)	(11)
Total cash flows used by financing activities from continuing operations	(179)	(479)	(371)
CASH USED BY CONTINUING OPERATIONS	(48)	(68)	(186)
Cash used by discontinued operations
Operating cash flows	(40)	(51)	(51)
Total cash used by discontinued operations	(40)	(51)	(51)
Effect of currency exchange rate changes on cash and cash equivalents	3	2	8
DECREASE IN CASH AND CASH EQUIVALENTS	(85)	(117)	(229)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	300	417	646
CASH AND CASH EQUIVALENTS - END OF YEAR	$215	$300	$417
CHANGES IN ASSETS AND LIABILITIES(a)
Accounts receivable	$(3)	$96	$58
Inventories	(28)	79	(7)
Trade and other payables	(63)	56	(112)
Other assets and liabilities	(97)	(4)	3
CHANGE IN OPERATING ASSETS AND LIABILITIES	$(191)	$227	$(58)
SUPPLEMENTAL DISCLOSURES
Interest paid	$54	$52	$53
Income taxes paid (including discontinued operations)	33	53	63

(a) Excludes changes resulting from operations sold.

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

Allowance for credit losses on accounts receivable

Ashland records an allowance for credit losses using the expected credit loss model. Ashland estimates expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. When measuring expected credit losses, Ashland pools assets with similar country risk and credit risk characteristics. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. No significant credit losses were incurred in 2025, 2024 and 2023.

A progression of activity in the allowance for credit losses is presented in the following table for the years ended September 30:

(In millions)	2025	2024	2023
Allowance for credit losses - beginning of year	$2	$3	$4
Adjustments to allowances for credit losses(a)	1	—	1
Reserves utilized	(1)	(1)	(2)
Allowance for credit losses - end of year	$2	$2	$3

(a)
Adjustments to allowances for credit loses were less than $1 million for fiscal 2024.

Inventories

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following summarizes Ashland’s inventories as of September 30:

(In millions)	2025	2024
Finished products	$421	$372
Raw materials, supplies and work in process	147	173
	$568	$545

A progression of activity in the inventory reserves for obsolete and slow moving inventories, which reduce the amounts of finished products and raw materials, supplies and work in process reported, is presented in the following table, for the years ended September 30:

(In millions)	2025	2024	2023
Inventory reserves - beginning of year	$18	$21	$13
Adjustments to inventory reserves	5	1	11
Reserves utilized	(4)	(4)	(3)
Inventory reserves - end of year	$19	$18	$21

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

Operating lease right-of-use assets represent Ashland’s right to use an underlying asset for the lease term and lease liabilities represent Ashland’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term within the Statements of Consolidated Comprehensive Income (Loss). The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, Ashland used its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. When contracts contain lease and non-lease components, Ashland generally accounts for both components as a single lease component. For additional information on leasing arrangements, see Note J.

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

Ashland tests at least annually its indefinite-lived intangible assets, principally trademarks and trade names. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Ashland performs a quantitative impairment test for the trademarks and trade names during which, trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. Assumptions inherent in the valuation methodologies include, but are not limited to, such estimates as future projected business results, growth rates, the weighted-average cost of capital for a market participant, and royalty rates. For further information on goodwill and other indefinite-lived intangible assets, see Note G.

Finite-lived intangible assets

Finite-lived intangible assets principally consist of certain trademarks and trade names, intellectual property, and customer lists. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 3 to 20 years, intellectual property over 3 to 20 years and customer and supplier relationships over 10 to 24 years. Ashland reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Ashland monitors these changes and events on at least a quarterly basis. The intangibles amortization expense caption within the Statements of Consolidated Comprehensive Income (Loss) includes amortization expense related to trademarks and trade names, intellectual property and customer and supplier relationships. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives. For further information on finite-lived intangible assets, see Note G.

Derivative instruments

Ashland regularly uses derivative instruments to manage its exposure to fluctuations in foreign currencies and certain commodities. All derivative instruments are recognized as either assets or liabilities on the Consolidated Balance Sheets and are measured at fair value. Changes in the fair value of all derivatives are recognized immediately in the Statements of Consolidated Comprehensive Income (Loss) unless the derivative qualifies as a hedge of future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to an instrument that qualifies for hedge accounting are either recognized in the Statements of Consolidated Comprehensive Income (Loss) immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive loss and subsequently recognized in the Statements of Consolidated Comprehensive Income (Loss) when the hedged item affects net income (loss). For additional information on derivative instruments, see Note E.

Restricted investments

During 2015, Ashland placed $335 million of insurance proceeds into a renewable annual trust for asbestos (Asbestos trust) that Ashland determined is restricted for the purpose of paying ongoing and future litigation defense and claim settlement costs incurred in conjunction with asbestos claims. As of September 30, 2025 and 2024, the funds within the Asbestos trust had a balance of $231 million and $248 million, respectively, and were primarily invested in publicly traded mutual funds with diversified asset allocations with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $30 million and $36 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

During 2021, Ashland established a renewable annual trust for environmental remediation (Environmental trust) that Ashland determined is restricted for ongoing and future environmental remediation and related litigation costs. As of September 30, 2025 and 2024, the funds within the Environmental trust had a balance of $116 million and $120 million, respectively, and were primarily invested in publicly traded mutual funds with diversified asset allocations with a portion maintained in demand deposits. These funds are presented primarily as noncurrent assets within the restricted investments caption of the Consolidated Balance Sheets, with $20 million and $37 million classified within other current assets in the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

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

Revenue recognition

Ashland’s sales are measured as the amount of consideration it expects to receive in exchange for transferring goods and are recognized when performance obligations are satisfied under the terms of contracts or purchase orders with customers. Ashland generally utilizes standardized language for the terms of contracts or purchase orders.

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

All of Ashland’s sales are derived from contracts or purchase orders with customers, and nearly all contracts or purchase orders with customers contain a single performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer generally upon shipment or delivery. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs when not reimbursed.

Costs incurred to obtain contracts with customers are not significant and are expensed immediately as the period of performance is generally one year or less. Ashland records credit losses in specific situations when it is determined that the customer is unable to meet its financial obligation.

Expense recognition

Cost of sales include material and production costs, as well as the costs of inbound freight, purchasing and receiving, inspection, warehousing, internal transfers and all other distribution network costs. Selling, general and administrative expense includes sales and marketing costs, advertising, customer support, environmental remediation, corporate and divisional administrative and other costs. Advertising costs ($1 million in 2025, $1 million in 2024 and $2 million in 2023) and research and development costs ($54 million in 2025, $55 million in 2024 and $51 million in 2023) are expensed as incurred.

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

The Organization for Economic Co-operation and Development (“OECD”) introduced Global Anti-Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules under which multi-national entities would pay a minimum level of tax on the income arising in each of the jurisdictions in which they operate. Numerous countries, including EU member states, have enacted or are expected to enact legislation to effectuate the new rules. In addition, several non-EU countries have proposed and/or adopted legislation consistent with the global minimum tax framework. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain. Based on current legislation and available guidance, Ashland implemented these rules during the year ended September 30, 2025. Ashland treated the Pillar Two global minimum tax as a period cost. These Pillar Two minimum tax rules did not have a material impact on Ashland’s financial condition, results of operations, or cash flows during the fiscal year ended September 30, 2025.

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” – commonly referred to as the One Big Beautiful Bill Act ("OBBBA") – was signed into law. OBBBA includes several changes to the U.S. federal income tax system, including modifications to the deduction for domestic research and development costs, expensing of certain business property, and changes to the limitation on business interest. Ashland recorded the impact of the applicable provisions of OBBBA, which were not material to the Consolidated Financial Statements, during the year ended September 30, 2025.

A progression of activity in the tax valuation allowances is presented in the following table for the years ended September 30:

(In millions)	2025	2024	2023
Tax valuation allowances - beginning of year	$64	$56	$56
Adjustments to valuation allowances	12	5	(1)
Reserves utilized	—	3	1
Tax valuation allowances - end of year	$76	$64	$56

Asbestos-related litigation

Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley") and the acquisition of Hercules (formerly Hercules Incorporated) in November 2008. Although Riley, a former subsidiary, was neither a producer nor a manufacturer of asbestos, its industrial boilers contained some asbestos-containing components provided by other companies. Hercules, an indirect wholly-owned subsidiary of Ashland, has liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products sold by one of Hercules’ former subsidiaries to a limited industrial market.

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

Environmental remediation

Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Accruals for environmental remediation reflect Ashland's estimates of the most likely costs that will be incurred over an extended period of time to remediate identified conditions for which costs are reasonably estimable and probable of being incurred, without regard to any third-party recoveries, and are regularly adjusted as environmental assessments and remediation efforts continue. For additional information on environmental remediation, see Note M.

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

Foreign currency translation

Subsidiaries outside the United States primarily use the local currency as the functional currency. Upon consolidation, the results of operations of the subsidiaries and affiliates whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rates for the year while assets and liabilities are translated at year-end exchange rates. Adjustments to translate assets and liabilities into U.S. dollars are recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of accumulated other comprehensive loss and are included in net income (loss) only upon sale or substantial liquidation of the underlying foreign subsidiary or affiliated company.

During 2024, following the enactment by the Argentina government of a 50% peso devaluation against the U.S. dollar, Ashland recorded a $5 million currency devaluation charge within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

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

Earnings (loss) per share

The following is the computation of basic and diluted earnings (loss) per share ("EPS") from continuing operations attributable to Ashland for the years ended September 30. EPS is reported under the treasury stock method. Stock Appreciation Rights ("SARs") and warrants for each reported year whose grant price was greater than the market price of Ashland Common Stock at the end of each fiscal year were not included in the computation of EPS from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was 1.6 million for 2025 and 1.2 million for both 2024 and 2023. The majority of these shares are for warrants with a strike price of $128.66.

(In millions except per share data)	2025	2024	2023
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$(822)	$199	$168
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	46	49	53
Share based awards convertible to common shares(a)	—	1	1
Denominator for diluted EPS - Adjusted weighted - average shares and assumed conversions	46	50	54
EPS from continuing operations
Basic	$(17.74)	$3.99	$3.18
Diluted(a)	$(17.74)	$3.95	$3.13

(a)
As a result of the loss from continuing operations attributable to Ashland during fiscal 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.

Other accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” which was subsequently updated by ASU No. 2025-01 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures" clarifying the effective date. The ASU was issued to enhance disclosure of income statement expenses. For each relevant expense caption presented on the face of the income statement, the following expense components must be presented in a tabular format within the Notes to Consolidated Financial Statements: purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion expense. Certain amounts already required to be disclosed under current GAAP requirements must also be presented in the same disclosure as the new disaggregation requirements. The new guidance also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, the total amount of selling expenses must be disclosed at each interim and annual reporting periods. Finally, the Company’s description of selling expenses must be defined in annual reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU was issued to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures." The ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. This guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company adopted the annual guidance during the year ended September 30, 2025. See Note Q for disclosures.

In October 2023, the FASB issued ASU No. 2023-06 "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative". The amendments in this ASU represent changes to clarify or improve disclosures and presentation requirements of a variety of topics by aligning them with the SEC's regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC's removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. The Company does not expect the amendments in this ASU to have a material impact on the Consolidated Financial Statements.

NOTE B – DIVESTITURES

Avoca business sale

On March 31, 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were $16 million, net of transaction costs. Ashland recorded an impairment charge of $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025. The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025. See Note K for tax details associated with the transaction. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this divestiture, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Nutraceuticals business sale

On August 30, 2024, Ashland completed the sale of its Nutraceuticals business to Turnspire Capital Partners LLC ("Turnspire"). Proceeds from the sale were $26 million, net of transaction costs. Ashland recorded a $99 million impairment charge primarily related to allocated goodwill of $17 million, other intangible assets of $69 million and property, plant and equipment of $13 million within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2024. The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the expected disposition is included within the income tax expense (benefit) caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025. See Note K for tax details associated with the transaction. Ashland also recorded a pre-tax loss on sale of $8 million following the completion of this divestiture, mainly related to working capital movements, within the income (loss) on acquisitions and divestitures, net caption of Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2024. The income (loss) on acquisitions and divestitures, net caption also includes a reserve of $7 million for foreign VAT taxes associated with the entities transferred within the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2024.

The Nutraceuticals business was included within Ashland's Life Sciences reportable segment and served the broader nutrition market.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Other manufacturing facility sales

During 2023, Ashland entered into and completed a definitive sale agreement to sell a Specialty Additives manufacturing facility for less than $1 million. The net asset value related to this site was $4 million at September 30, 2022. Ashland recorded a $4 million impairment charge within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss) during the year ended September 30, 2023, related to this site.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland’s operations and financial results.

Other corporate assets

During 2025, Ashland completed the sale of two excess land properties with a net book value of zero. Ashland received net proceeds and recorded a pre-tax gain of $15 million within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) during the year ended September 30, 2025.

During 2023, Ashland completed the sale of two excess land properties with a net book value of $2 million. Ashland received net proceeds of $9 million and recorded a pre-tax gain of $7 million within the income (loss) on acquisitions and divestitures, net caption of the Statement of Consolidated Comprehensive Income (Loss) for during the year ended September 30, 2023.

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

Additionally, Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules. Adjustments to the recorded asbestos litigation reserves and related insurance receivables are recorded within the discontinued operations caption. See Note M for more information related to the adjustments on asbestos litigation reserves and receivables.

Components of amounts reflected in the Statements of Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table for the years ended September 30:

(In millions)	2025	2024	2023
Income (loss) from discontinued operations
Performance Adhesives	$(1)	$—	$(1)
Composites/Marl facility	—	(3)	(1)
Valvoline	2	2	15
Water Technologies	—	(5)	—
Distribution	(13)	(7)	(5)
Asbestos-related litigation	(16)	(21)	(6)
Income (loss) before taxes	(28)	(34)	2
Income tax benefit (expense)
Benefit (expense) related to income (loss) from discontinued operations
Performance Adhesives	(1)	(2)	6
Composites/Marl facility	—	1	—
Water Technologies	—	1	—
Distribution	3	1	1
Asbestos-related litigation	3	3	1
Income (loss) from discontinued operations, net of income taxes	$(23)	$(30)	$10

NOTE D – RESTRUCTURING ACTIVITIES

Restructuring activities

Ashland periodically implements company-wide and targeted restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Fiscal 2025, 2024 and 2023 restructuring costs

During fiscal 2025, Ashland initiated a restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024 and other portfolio optimization actions ("2025 Restructuring Program"). As a part of this program, Ashland is also advancing a multi-year manufacturing optimization restructuring plan to improve operational cost and strengthen its competitive position.

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs ("2023 Restructuring Program"). This program continued into fiscal 2024.

Ashland recorded severance expense of $13 million, $25 million and $5 million during the years ended September 30, 2025, 2024 and 2023, respectively, within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss).

The following table details at September 30, 2025, the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2023(a)	$—	$3
Restructuring reserve	—	25
Utilization (cash paid)	—	(10)
Balance at September 30, 2024(a)	$—	$18
Restructuring reserve	14	(1)
Utilization (cash paid)	(9)	(16)
Balance at September 30, 2025(a)	$5	$1

(a)
The restructuring severance liability associated with these programs is recorded within accrued expenses and other liabilities in the Consolidated Balance Sheets at September 30, 2025 and 2024.

Plant optimization actions

Ashland's portfolio optimization actions have included projects associated with carboxymethylcellulose ("CMC"), industrial methylcellulose ("MC"), vinyl pyrrolidone and derivatives ("VP&D") and hydroxyethylcellulose ("HEC") as well as manufacturing productivity initiatives.

During 2025, Ashland incurred $21 million, $1 million and $19 million of accelerated depreciation for product line optimization activities associated with manufacturing facilities within the Life Sciences, Personal Care and Specialty Additives reportable segments, respectively, which was recorded within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss).

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

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2025. For additional information on fair value hierarchy measurements of pension plan assets, see Note L.

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$215	$215	$215	$—	$—
Restricted investments(a)(b)	347	347	347	—	—
Investments of captive insurance company(c)	5	5	5	—	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$568	$568	$567	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	1	1	—	1	—
Total liabilities at fair value	$2	$2	$—	$2	$—

(a)
Includes $297 million within restricted investments and $50 million within other current assets in the Consolidated Balance Sheets.
(b)
Includes $231 million related to the Asbestos trust and $116 million related to the Environmental trust. See Note A for additional details.
(c)
Included in other noncurrent assets in the Consolidated Balance Sheets.
(d)
Included in accounts receivable, net in the Consolidated Balance Sheets.
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
(a)
Includes $248 million related to the Asbestos trust and $120 million related to the Environmental trust. See Note A for additional details.
(b)
Included in other noncurrent assets in the Consolidated Balance Sheets.
(c)
Included in accounts receivable, net in the Consolidated Balance Sheets.
(d)
Included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

Restricted investments

As discussed in Note A, Ashland maintains certain investments in a company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These investment securities were classified primarily as noncurrent restricted investment assets, with $50 million and $73 million classified within other current assets, in the Consolidated Balance Sheets at September 30, 2025 and 2024, respectively.

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2025
Demand deposit	$3	$—	$—	$3
Equity mutual fund	103	67	—	170
Fixed income mutual fund	205	—	(31)	174
Fair value	$311	$67	$(31)	$347

September 30, 2024
Demand deposit	$5	$—	$—	$5
Equity mutual fund	124	56	—	180
Fixed income mutual fund	211	—	(28)	183
Fair value	$340	$56	$(28)	$368

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to restricted investments for the years ended September 30:

(In millions)	2025	2024	2023
Investment income(a)	$13	$15	$13
Net gains(a)	20	60	29
Funds restricted for specific transactions	8	5	9
Disbursements	(62)	(79)	(58)

(a)
Included in the net interest and other expense (income) caption within the Statements of Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption of the Statements of Comprehensive Income (Loss). The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies.

The following table summarizes the gains and losses recognized within the Statements of Consolidated Comprehensive Income (Loss) for the years ended September 30:

(In millions)	2025	2024	2023
Foreign currency derivative gains	$15	$7	$10

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Consolidated Balance Sheets at September 30:

(In millions)	2025	2024
Foreign currency derivative assets	$—	$1
Notional contract values	44	125

Foreign currency derivative liabilities	$1	$1
Notional contract values	128	184

Commodity derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges. See Note A for more information.

The following table summarizes the gains and losses recognized within the cost of sales caption of the Statements of Consolidated Comprehensive Income (Loss) for the years ended September 30:

(In millions)	2025	2024	2023
Commodity derivative losses	$(2)	$(6)	$(3)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Consolidated Balance Sheets at September 30:

(In millions)	2025	2024
Commodity derivative assets	$1	$—
Notional contract values	6	3

Commodity derivative liabilities	$1	$2
Notional contract values	7	13

Other financial instruments

At September 30, 2025 and 2024, Ashland’s long-term debt (including the current portion and excluding debt issuance cost discounts) had carrying values of $1,394 million and $1,361 million, respectively, compared to a fair value of $1,366 million and $1,327 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – PROPERTY, PLANT AND EQUIPMENT

The following table describes the various components of property, plant and equipment within the Consolidated Balance Sheets as of September 30:

(In millions)	2025	2024
Land(a)	$154	$149
Buildings	503	473
Machinery and equipment	2,565	2,513
Construction in progress	133	181
Total property, plant and equipment (gross)	3,355	3,316
Accumulated depreciation	(2,154)	(2,013)
Total property, plant and equipment (net)	$1,201	$1,303

(a)
Includes $10 million of finance lease asset as of September 30, 2025 and 2024.

The following table summarizes various property, plant and equipment activity within the Statements of Consolidated Comprehensive Income (Loss) during the years ended September 30:

(In millions)	2025	2024	2023
Depreciation(a)	$174	$198	$150
Capitalized interest	—	6	4

(a)
Includes $41 million and $57 million of accelerated depreciation during 2025 and 2024, respectively, related to plant optimization actions. See Note D for additional details.

NOTE G – GOODWILL AND OTHER INTANGIBLES

Goodwill

During the third quarter of fiscal 2025, Ashland experienced a continued decline in the market price of its common stock. Ashland also experienced slowing growth due to a weakening macroeconomic environment that is dampening consumer sentiment and demand globally which resulted in lower growth and lower margins for the Life Sciences and Specialty Additives reporting units than what was previously forecasted. These factors led Ashland to determine that triggering events occurred, and a quantitative goodwill impairment assessment was performed during the third quarter of fiscal 2025.

Following the aforementioned quantitative analysis, the carrying value of the Life Sciences and the Specialty Additives reporting units exceeded their fair value, resulting in non-cash goodwill impairment charges of $375 million and $331 million, respectively, for a total goodwill impairment charge of $706 million, which was recorded within the goodwill impairment caption of the Statement of Consolidated Comprehensive Income (Loss) for the year ended September 30, 2025. The pre-impairment goodwill balance for the Life Sciences and Specialty Additives reporting units were $841 million and $443 million, respectively. The goodwill impairment charges are nondeductible for tax purposes.

On July 1, 2025, the date of our annual goodwill impairment assessment, Ashland evaluated each reporting unit using a qualitative approach focusing on any additional changes in market conditions, performances versus forecast and strategic initiatives. Particular attention was given to forward looking macroeconomic trends and forecasts, recent financial results, earnings multiples for guideline public companies in each reporting unit's industry peer group and sensitivity analysis for each reporting unit's discounted cash flow model. There was no additional impairment identified as part of the July 1, 2025 annual goodwill impairment assessment. No subsequent indicators of impairment had been identified during the fourth quarter of fiscal 2025.

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion, and Ashland's business plans. Ashland believes these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill, including discount rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and other factors discussed above and the limited or no cushion (or headroom as commonly referred) for the Life Sciences and Specialty Additives reporting units, goodwill is more susceptible to impairment risk.

Ashland is required to provide additional disclosures about fair value measurements as part of the Consolidated Financial Statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including impairment assessments). Goodwill was valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly higher (lower) fair value measurement. The most significant assumptions used in the determination of the estimated fair value of reporting units are sales and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in Ashland’s fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted-average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets, or other factors. While Ashland can implement and has implemented certain strategies to address the events that triggered the interim impairment assessment, future changes in operating plans or other adverse changes could result in a further decline in fair value that would trigger a future material impairment charge of the reporting unit’s goodwill balance.

The following is a progression of goodwill by reportable segment for the years ended September 30, 2025 and 2024.

(In millions)	Life Sciences	Personal Care	Specialty Additives	Intermediates	Total
Balance at September 30, 2023	$819	$122	$421	$—	$1,362
Currency translation and other	20	3	13	—	36
Nutraceuticals business - divestiture(a)	(17)	—	—	—	(17)
Balance at September 30, 2024(b)	$822	$125	$434	$—	$1,381
Impairment	(375)	—	(331)	—	(706)
Currency translation and other	19	3	9	—	31
Avoca business - divestiture(c)	—	(1)	—	—	(1)
Balance at September 30, 2025(d)	$466	$127	$112	$—	$705

(a)
Ashland allocated $17 million to the Nutraceuticals business during 2024. See Note B for additional details.
(b)
As of September 30, 2024, there were accumulated impairments of zero, $356 million, $174 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.
(c)
Ashland allocated $1 million to the Avoca business during 2025. See Note B for additional details.
(d)
As of September 30, 2025, there were accumulated impairments of $375 million, $356 million, $505 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

Other intangible assets

In conjunction with the triggering events described above for goodwill, Ashland tested its indefinite-lived intangible assets for impairment during the third quarter of fiscal 2025. Ashland's quantitative assessment did not indicate any impairment, as each indefinite-lived intangible asset's fair value exceeded its carrying values. Trademarks and trade names are valued using a “relief-from-royalty” valuation method compared to the carrying value. On July 1, 2025, the date of our annual impairment assessment, Ashland evaluated its indefinite-lived intangible assets for impairment using a qualitative approach focusing on key assumptions used as part of the third quarter quantitative approach. There was no impairment identified as part of the July 1, 2025 annual other indefinite-lived intangible asset impairment assessment. No subsequent indicators of impairment had been identified during the fourth quarter of fiscal 2025. However, similar to the factors discussed with respect to goodwill above and limited cushion, certain indefinite-lived intangible assets are more susceptible to impairment risk. See Note B for further information with respect to other intangible assets related to the Avoca business.

Other intangible assets were comprised of the following as of:

	September 30, 2025			September 30, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names(a)	$75	$(39)	$36	$87	$(42)	$45
Intellectual property(b)	683	(638)	45	715	(613)	102
Customer and supplier relationships(c)	614	(410)	204	759	(433)	326
Total definite-lived intangible assets	1,372	(1,087)	285	1,561	(1,088)	473

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total intangible assets	$1,650	$(1,087)	$563	$1,839	$(1,088)	$751

(a)
Ashland allocated $7 million to the Avoca business during 2025 and $7 million to the Nutraceuticals business during 2024. See Note B for additional details.
(b)
Ashland allocated $29 million to the Avoca business during 2025 and $17 million to the Nutraceuticals business during 2024. See Note B for additional details.
(c)
Ashland allocated $98 million to the Avoca business during 2025 and $45 million to the Nutraceuticals business during 2024. See Note B for additional details.

Amortization expense recognized on other intangible assets was $63 million for 2025, $76 million for 2024 and $93 million for 2023, and is included in the intangibles amortization expense caption of the Statements of Consolidated Comprehensive Income (Loss). As of September 30, 2025, all of Ashland’s intangible assets that had a carrying value were being amortized except for certain trademarks and trade names that have been determined to have indefinite lives. Estimated amortization expense for future periods is $58 million in 2026, $37 million in 2027, $34 million in 2028, $27 million in 2029 and $19 million in 2030. The amortization expense for future periods is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

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

NOTE H – DEBT

The following table summarizes Ashland’s current and long-term debt at September 30:

(In millions)	2025	2024
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	586	558
6.875% notes, due 2043	282	282
6.50% junior subordinated notes, due 2029	72	67
Other(a)	(6)	(8)
Long-term debt (less debt issuance costs)	$1,384	$1,349

(a)
Other includes $10 million and $12 million of debt issuance costs as of September 30, 2025 and 2024, respectively. The current portion of the long-term debt was zero for both September 30, 2025 and 2024.

At September 30, 2025, Ashland’s total debt had an outstanding principal balance of $1,419 million, discounts of $25 million and debt issuance costs of $10 million. As of September 30, 2025, Ashland had no long-term debt (excluding debt issuance costs) maturing in 2026, $4 million due in fiscal 2027, $586 million in 2028, $97 million in 2029, and zero in 2030.

Credit Agreements and Refinancing

2022 Credit Agreement

During July 2022, Ashland, through two of its subsidiaries, enacted an amendment to the 2020 credit agreement. The amended credit agreement (the 2022 Credit Agreement) provides for a $600 million five-year revolving credit facility (the 2022 Revolving Credit Facility). The 2022 Credit Agreement and the obligations of Ashland Services B.V. under the 2022 Revolving Credit Facility are guaranteed by Ashland. The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million 2022 Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding at September 30, 2025.

At Ashland’s option, loans issued under the 2022 Credit Agreement bears interest at (a) in the case of loans denominated in U.S. dollars, either Term SOFR or an alternate base rate and (b) in the case of loans denominated in Euros, EURIBOR, in each case plus the applicable interest rate margin. Loans will initially bear interest at Term SOFR or EURIBOR plus 1.250% per annum, in the case of Term SOFR borrowings or EURIBOR borrowings, respectively, or at the alternate base rate plus 0.250% per annum, in the case of alternate base rate borrowings, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between Term SOFR or EURIBOR plus 1.250% per annum and Term SOFR or EURIBOR plus 1.750% per annum (or between the alternate base rate plus 0.250% per annum and the alternate base rate plus 0.750% per annum), based upon the Consolidated Net Leverage Ratio (as defined in the 2022 Credit Agreement) at such time. Term SOFR borrowings are subject to a credit spread adjustment of 0.10% per annum. In addition, the Company is required to pay fees of 0.125% per annum on the daily unused amount of the 2022 Revolving Credit Facility through and including the date of delivery of a quarterly compliance certificate, and thereafter the fee rate fluctuates between 0.125% and 0.275% per annum, based upon the Consolidated Net Leverage Ratio. Borrowings under the 2022 Credit Agreement may be prepaid at any time without premiums.

The 2022 Credit Agreement contains financial covenants for leverage and interest coverage ratios. The 2022 Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional indebtedness, further negative pledges, investments, mergers, sale of assets and restricted payments, and other customary limitations.

Debt repayments and repurchases

Cash repatriation

During 2025 and 2024, Ashland repatriated $403 million and $305 million, respectively, in cash.

Accounts receivable facilities and off-balance sheet arrangements

U.S. Accounts Receivable Sales Program

On March 17, 2021, a wholly-owned, bankruptcy-remote special purpose entity and consolidated Ashland subsidiary ("SPE") entered into an agreement with a group of entities (buyers) to sell certain trade receivables, without recourse beyond the pledged receivables, of two other U.S. based Ashland subsidiaries. Under the agreement, Ashland can transfer whole accounts receivable up to a limit established by the buyer, which was set at $125 million between February and October of each year and up to $100 million all other times (a level 1 fair value measurement). Ashland’s continuing involvement is limited to servicing the accounts receivable, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization. The arrangement was set to terminate on May 31, 2023.

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

Ashland determined that any accounts receivable transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received a true sale at law and non-consolidation opinions to support the legal isolation of these accounts receivable. Ashland accounts for the accounts receivable transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the assets. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Consolidated Cash Flows. Losses on sale of assets, including related transaction expenses are recorded within the net interest and other expense (income) caption of the Statements of Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the accounts receivable that serves as over-collateralization as a restricted asset.

Ashland recognized a loss of $3 million within the Statements of Consolidated Comprehensive Income (Loss) for 2025, 2024 and 2023 within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $59 million of sales against the buyer’s limit, which was $59 million at September 30, 2025, compared to $71 million of sales against the buyer's limit, which was $71 million at September 30, 2024. Ashland transferred $75 million and $85 million in accounts receivable to the SPE as of September 30, 2025 and 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2025 and 2024 of less than $1 million.

For the years ended September 30, 2025, 2024, and 2023, the gross cash proceeds received for accounts receivable transferred and derecognized were $388 million, $323 million, and $217 million, respectively, of which $400 million, $322 million, $241 million, were collected by Ashland in our capacity as a servicer of the accounts receivable and remitted to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $12 million, $1 million and $24 million for the years ended September 30, 2025, 2024, and 2023, respectively, represents the impact of a net reduction in account receivable sales volume during 2025, a net increase in 2024, and a net decrease during 2023.

Foreign Accounts Receivable Sales Program

On October 19, 2023, Ashland entered, through an Ireland based, wholly-owned, bankruptcy-remote consolidated special purpose entity (the "SPE"), into a three-year agreement with a group of entities (buyers) to sell certain accounts receivable, without recourse beyond the pledged receivables, of certain wholly-owned Ashland subsidiaries (Foreign Accounts Receivable Sales Program) primarily in Europe. Under the agreement, Ashland can transfer whole accounts receivable up to a limit established by the buyer, which is currently set at €125 million (a level 1 fair value measurement). Ashland’s continuing involvement is limited to servicing the accounts receivable, including billing, collections and remittance of payments to the buyers as well as a limited guarantee on over-collateralization.

Ashland determined that any accounts receivable transferred under this agreement are put presumptively beyond the reach of Ashland and its creditors, even in bankruptcy or other receivership. Ashland received true sale at law and non-consolidation opinions from independent qualified legal advisors in the jurisdiction of each originating subsidiary to support the legal isolation of these accounts receivable. Consequently, Ashland accounts for accounts receivable transferred to buyers as part of this agreement as sales.

Ashland recognized a loss of $5 million and $3 million within the Statements of Consolidated Comprehensive Income (Loss) for 2025 and 2024, respectively, within the net interest and other expense (income) caption associated with sales under the program. Ashland has recorded $103 million of sales against the buyer’s limit, which was $103 million at September 30, 2025, compared to $104 million of sales against the buyer's limit, which was $104 million at September 30, 2024. Ashland transferred $142 million and $155 million in accounts receivable to the SPE as of September 30, 2025 and 2024, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of September 30, 2025 and 2024 of less than $1 million.

For the years ended September 30, 2025 and 2024, the gross cash proceeds received for accounts receivable transferred and derecognized were $528 million and $104 million, respectively, of which $534 million and zero were collected by Ashland in our capacity as a servicer of the accounts receivable and remitted to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $6 million and $104 million for the periods ended September 30, 2025 and 2024, respectively, represents the impact of a net reduction and a net increase in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of September 30, 2025, participation in the program was not significant. There were less than $1 million of confirmed invoices under this program for the year ended September 30, 2025.

Other debt

At September 30, 2025 and 2024, Ashland held other debt totaling $76 million and $71 million, respectively, comprised primarily of the 6.50% notes due 2029 and other notes.

Covenants related to current Ashland debt agreements

Ashland’s debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of September 30, 2025, Ashland was in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2022 Credit Agreement) is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, certain environmental charges, non-cash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any non-cash gains or other items increasing net income (loss). In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At September 30, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.8.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At September 30, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

Net interest and other expense (income)

(In millions)	2025	2024	2023
Interest expense	$61	$53	$54
Interest income	(5)	(10)	(12)
Loss on the accounts receivable sale programs	8	6	3
Investment securities income(a)	(33)	(75)	(42)
Other financing costs	2	2	3
	$33	$(24)	$6

(a)
Represents investment income related to the restricted investments discussed in Note E.

The following table details the debt issuance cost and original issue discount amortization included in interest expense during the years ended September 30:

(In millions)	2025	2024	2023
Normal amortization	$7	$6	$6

NOTE I – OTHER NONCURRENT ASSETS AND LIABILITIES

The following table summarizes the components of other noncurrent assets as of September 30:

(In millions)	2025	2024
Deferred compensation investments	$94	$95
Tax and tax indemnity receivables	5	4
Life insurance policies	80	80
Manufacturing catalyst supplies	22	25
Defined benefit plan assets	12	18
Equity and other unconsolidated investments	3	3
Land use rights	5	6
Environmental insurance receivables	12	11
Debt issuance costs	1	2
Other	19	20
	$253	$264

Deferred compensation investments

Deferred compensation investments consist of insurance policies valued at cash surrender value. Gains and losses related to deferred compensation investments are immediately recognized within the selling, general and administrative expense caption on the Statements of Consolidated Comprehensive Income (Loss). These investments had gains of $5 million, $8 million, and $5 million during 2025, 2024 and 2023, respectively. These cash inflows exclude company-owned life insurance death benefits of $12 million, $1 million and $6 million for 2025, 2024 and 2023, respectively.

The following table provides the components of other noncurrent liabilities as of September 30:

(In millions)	2025	2024
Tax liabilities	$73	$69
Environmental remediation reserves	179	164
Deferred compensation	26	28
Other	21	25
	$299	$286

NOTE J – LEASING ARRANGEMENTS

Ashland leases certain office buildings, transportation equipment, warehouses and storage facilities, and equipment. Substantially all of Ashland’s leases are operating leases or short-term leases. Real estate leases represented over 85% of the total lease liability at both September 30, 2025 and 2024. See Note A for additional information related to Ashland’s leasing arrangements.

The components of lease cost recognized within the Statements of Consolidated Comprehensive Income (Loss) for the years ended September 30, were as follows:

(In millions)	Location	2025	2024	2023
Lease cost:
Operating lease cost	Selling, General & Administrative	$13	$13	$13
Operating lease cost	Cost of Sales	14	15	15
Variable lease cost	Selling, General & Administrative	6	5	4
Variable lease cost	Cost of Sales	6	6	6
Short-term leases	Cost of Sales	2	2	2
Total lease cost		$41	$41	$40

The following table summarizes Ashland’s lease assets and liabilities at September 30:

(In millions)	2025	2024
Assets
Finance lease assets(a)	$10	$10
Operating lease assets, net	103	114
Total lease assets	$113	$124

Liabilities
Current operating lease obligations	$21	$20
Non-current operating lease obligations	85	99
Total lease liabilities	$106	$119

(a)
Included in property, plant and equipment. See Note F.

The weighted average remaining lease term for operating leases as of September 30, 2025 and 2024 was approximately 10 years and 19 years, respectively. The sale of the Avoca business in fiscal 2025 was the driver for the reduction of the average.

The weighted average discount rate used to measure operating lease liabilities as of both September 30, 2025 and 2024 was 3.8%. There are no leases that have not yet commenced but that create significant rights and obligations for Ashland.

Right-of-use assets exchanged for new operating lease obligations was $7 million and $6 million for the years ended September 30, 2025 and 2024, respectively. During the second quarter of fiscal 2024, Ashland acquired a favorable lease asset for $10 million, which was recorded in the property, plant and equipment caption of the Consolidated Balance Sheet at September 30, 2024.

The following table provides cash paid for amounts included in the measurement of operating lease liabilities for the years ended September 30:

(In millions)	2025	2024	2023
Operating cash flows from operating leases	$26	$27	$27
Investing cash flows from finance lease	—	10	—

The following table summarizes Ashland's maturities of lease liabilities as of September 30, 2025:

(In millions)
2026	$23
2027	18
2028	13
2029	9
2030	5
Thereafter	50
Total lease payments	118
Less amount of lease payment representing interest	(12)
Total present value of lease payments	$106

NOTE K – INCOME TAXES

Income Tax Provision

A summary of the provision for income taxes related to continuing operations for the years ended September 30 is as follows:

(In millions)	2025	2024	2023
Current
Federal	$(98)	$21	$(17)
State	2	3	(5)
Foreign	36	55	46
	(60)	79	24
Deferred	73	(302)	(32)
Income tax expense (benefit)	$13	$(223)	$(8)

Temporary differences that give rise to significant deferred tax assets and liabilities as of September 30 are presented in the following table.

(In millions)	2025	2024
Deferred tax assets
Foreign net operating loss carryforwards(a)	$23	$24
Employee benefit obligations	15	19
Environmental, self-insurance and litigation reserves (net of receivables)	92	95
State net operating loss carryforwards (net of unrecognized tax benefits)(b)	21	23
Capital loss carryback/carryforward	9	106
Compensation accruals	21	25
Credit carryforwards (net of unrecognized tax benefits)(c)	26	17
Other items	40	37
Lease liability	10	14
Goodwill and other intangibles(e)	55	20
Valuation allowances(d)	(76)	(64)
Total deferred tax assets	236	316
Deferred tax liabilities
Property, plant and equipment	100	123
Right of use assets	10	12
Total deferred tax liabilities	110	135
Net deferred tax asset (liability)	$126	$181

(a)
Gross net operating loss carryforwards of $99 million will expire in future years beyond 2026 or have no expiration, and primarily relate to European and Asian subsidiaries.
(b)
Apportioned net operating loss carryforwards generated of $443 million will expire in future years as follows: $44 million in 2026, and the remaining balance in other future years.
(c)
Credit carryforwards consist primarily of foreign tax credits of $23 million expiring in future years, and state tax credits of $3 million that will expire in 2026 and other future years.
(d)
Valuation allowances primarily relate to certain state and foreign net operating loss carryforwards and certain federal credit carryforwards.
(e)
The total gross amount of goodwill as of September 30, 2025 and 2024 expected to be deductible for tax purposes was $33 million and $36 million, respectively.

The U.S. and foreign components of income (loss) from continuing operations before income taxes and a reconciliation of the statutory federal income tax with the provision for income taxes for the years ended September 30 is as follows. The foreign components of income (loss) from continuing operations disclosed in the following table exclude any allocations of certain corporate expenses incurred in the U.S.

(In millions)	2025	2024	2023
Income (loss) from continuing operations before income taxes
United States	$(632)	$(228)	$(112)
Foreign	(177)	204	272
Income (loss) from continuing operations before income taxes	$(809)	$(24)	$160

Income taxes computed at U.S. statutory rate	$(170)	$(5)	$34
Increase (decrease) in amount computed resulting from
Tax law changes	—	(49)	—
Non U.S. restructuring	—	(83)	—
Uncertain tax positions	3	13	(26)
Deemed inclusions, foreign dividends and other restructuring(a)	34	28	32
Foreign tax credits	(15)	(22)	(22)
Valuation allowance changes(b)	10	10	(7)
Research and development credits	(3)	(4)	(3)
State taxes	(1)	(3)	(1)
International rate differential	19	(14)	(16)
Goodwill impairment	125	—	—
Basis difference on stock sale	—	(100)	—
Other items	11	6	1
Income tax expense (benefit)	$13	$(223)	$(8)

(a)
2025 includes $12 million related to GILTI permanent adjustments and $15 million related to Subpart F. 2024 includes $17 million related to GILTI permanent adjustments and $11 million related to Subpart F. 2023 includes $19 million related to GILTI permanent adjustment and $12 million related to Subpart F.
(b)
2025 includes net $10 million related to state NOL's, deferred taxes and foreign tax credits. 2024 includes net $10 million related to state NOL's, deferred taxes and foreign tax credits. 2023 includes net $2 million related to deferred taxes and foreign tax credits.

Unrecognized tax benefits

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires Ashland to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires Ashland to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the amount of benefit that has a greater than 50% likelihood of being realized. Ashland had $65 million of unrecognized tax benefits at both September 30, 2025 and 2024, recorded within other noncurrent liabilities. As of September 30, 2025, the total amount of unrecognized tax benefits that, if recognized, would affect the tax rate for continuing and discontinued operations was $60 million. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not have an impact on the effective tax rate.

Ashland recognizes interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) in the Statements of Consolidated Comprehensive Income (Loss). Such interest and penalties totaled $4 million expense in 2025, $3 million expense in 2024 and $1 million benefit in 2023. Ashland had $19 million and $14 million in interest and penalties related to unrecognized tax benefits accrued as of September 30, 2025 and 2024, respectively.

Changes in unrecognized tax benefits were as follows:

(In millions)
Balance at September 30, 2023	$59
Decreases related to positions taken on items from prior years	(3)
Increases related to positions taken in the current year	13
Increases related to positions taken in the prior year	3
Settlements	(1)
Lapse of statute of limitations	(6)
Balance at September 30, 2024	$65
Decreases related to positions taken on items from prior years	(6)
Increases related to positions taken in the current year	4
Increases related to positions taken in the prior year	8
Lapse of statute of limitations	(6)
Balance at September 30, 2025	$65

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions of between zero and $1 million for continuing operations. For the remaining balance as of September 30, 2025, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

Ashland or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Foreign taxing jurisdictions significant to Ashland include Belgium, Brazil, China, Germany, India, Italy, Mexico, Netherlands, Spain, Switzerland and the United Kingdom. Ashland is subject to U.S. federal income tax examinations by tax authorities for periods after September 30, 2021 and U.S. state income tax examinations by tax authorities for periods after September 30, 2018. With respect to countries outside of the United States, with certain exceptions, Ashland’s foreign subsidiaries are subject to income tax audits for years after 2019. In October 2025, Ashland received a $103 million tax refund related to the capital loss carryback from the Nutraceuticals business divestiture which was included within other current assets in the Consolidated Balance Sheet at September 30, 2025.

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

Benefits for those eligible for Ashland’s U.S. pension plans generally are based on employees’ years of service and compensation during the years immediately preceding their retirement. The remaining U.S. pension plans are still open for enrollment for qualifying union employees within certain manufacturing sites.

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

Postretirement health care plans include a limit on Ashland’s share of costs for recent and future retirees. The assumed pre-65 health care cost increase trend rate as of September 30, 2025 was 7.1% and continues to be reduced to 4.0% in 2049 and thereafter. The assumptions used to project the liability anticipate future cost-sharing changes to the written plans that are consistent with the increase in health care costs.

Net periodic benefit loss allocation

Consistent with Ashland’s historical accounting policies, service cost for continuing operations is allocated to each reportable segment, excluding the Unallocated and other, while all other costs for continuing operations are recorded within Unallocated and other.

Restructuring and plan remeasurement

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The post-retirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan as of December 31, 2024. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statement of Consolidated Comprehensive Income (Loss) during the year ended September 30, 2025.

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations and the assumptions used to determine net periodic benefit loss for the plans for the years ended September 30:

	Pension benefits			Other postretirement benefits
(In millions)	2025	2024	2023	2025	2024	2023
Service cost(a)	$3	$3	$3	$—	$1	$1
Interest cost(b)	12	14	13	2	2	2
Expected return on plan assets(b)	(10)	(8)	(7)	—	—	—
Actuarial (gain) loss(b)	(1)	11	—	(2)	3	(2)
	$4	$20	$9	$—	$6	$1
Weighted-average plan assumptions(c)
Discount rate for service cost	3.62%	4.64%	4.56%	5.11%	6.04%	5.80%
Discount rate for interest cost	4.48%	5.49%	5.44%	4.65%	5.92%	5.54%
Rate of compensation increase	2.96%	3.07%	3.07%
Expected long-term rate of return on plan assets	4.78%	4.99%	4.25%

(a)
Service cost is classified within the selling, general and administrative expense and cost of sales captions on the Statements of Consolidated Comprehensive Income (Loss).
(b)
These components are classified within the other net periodic benefit loss caption on the Statements of Consolidated Comprehensive Income (Loss). Actuarial (gain) loss includes net actuarial gains and losses as well as the change in the fair value of plan assets recognized in the fourth quarter. The change in the fair value of plan assets recognized in the fourth quarter was a loss of $15 million, gain of $12 million and a loss of $9 million for the years ended September 30, 2025, 2024 and 2023, respectively.
(c)
The plan assumptions discussed are a blended weighted-average rate for Ashland’s U.S. and non-U.S. plans.

The changes in prior service credit recognized in accumulated other comprehensive loss during the years ended September 30, 2025 and 2024 were less than $1 million each. At September 30, 2025, Ashland expects to recognize less than $1 million of the prior service credit in accumulated other comprehensive loss as net periodic benefit loss during the next fiscal year.

The amounts included in accumulated other comprehensive loss at September 30, are shown in the following table.

	Pension		Postretirement
(In millions)	2025	2024	2025	2024
Prior service cost	$2	$2	$—	$—

Obligations and funded status

Actuarial valuations are performed for the pension and other postretirement benefit plans to determine Ashland’s obligation for each plan. In accordance with U.S. GAAP, Ashland recognizes the status of the plans in the Consolidated Balance Sheets. Ashland maintains a defined benefits plan in the U.K. that is overfunded by $12 million, all of which is recorded in the other noncurrent assets caption of the Consolidated Balance Sheets.

Summaries of the change in benefit obligations, plan assets, funded status of the plans, amounts recognized in the Consolidated Balance Sheets, and assumptions used to determine the benefit obligations at September 30, are as follows:

			Other postretirement
	Pension plans		benefit plans
(In millions)	2025	2024	2025	2024
Change in benefit obligations
Benefit obligations at October 1	$290	$255	$38	$34
Service cost	3	3	—	1
Interest cost	12	14	2	2
Benefits paid	(16)	(16)	(2)	(2)
Actuarial (gain) loss	(15)	22	(2)	3
Curtailments	(1)	—	—	—
Foreign currency exchange rate changes	4	13	—	—
Settlements	(1)	(1)	—	—
Benefit obligations at September 30	$276	$290	$36	$38
Change in plan assets
Value of plan assets at October 1	$234	$203	$—	$—
Actual (loss) return on plan assets	(5)	20	—	—
Employer contributions	12	15	—	—
Benefits paid	(16)	(16)	—	—
Foreign currency exchange rate changes	1	13	—	—
Settlements	(1)	(1)	—	—
Value of plan assets at September 30	$225	$234	$—	$—

Net unfunded status of the plans	$(51)	$(56)	$(36)	$(38)

Amounts recognized in the Consolidated Balance Sheets
Other noncurrent assets	$12	$18	$—	$—
Accrued expenses and other liabilities	(4)	(3)	(3)	(3)
Employee benefit obligations	(59)	(71)	(33)	(35)
Net amount recognized	$(51)	$(56)	$(36)	$(38)

Weighted-average plan assumptions
Discount rate	4.99%	4.50%	5.16%	4.91%
Rate of compensation increase	2.96%	3.07%

The accumulated benefit obligation for all pension plans was $271 million and $284 million at September 30, 2025 and 2024, respectively. All Ashland pension plans are either qualified U.S. or non-US plans. Information for pension plans with an accumulated benefit obligation in excess of plan assets follows at September 30:

(In millions)	2025	2024
Projected benefit obligation	$163	$168
Accumulated benefit obligation	158	162
Fair value of plan assets	100	93

Plan assets

The expected long-term rate of return on pension plan assets was 4.78% and 4.99% for the years ended September 30, 2025 and 2024, respectively. The basis for determining the expected long-term rate of return is a combination of future return assumptions for various asset classes in Ashland’s investment portfolio, historical analysis of previous returns, market indices and a projection of inflation.

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the pension plan assets are classified in as of September 30, 2025. For additional information and a detailed description of each level within the fair value hierarchy, see Note E.

	Total fair
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2	$2	$—	$—
Common collective trusts:
U.S. Government securities	12	—	12	—
Corporate debt instruments	27	—	27	—
Listed real assets	10	—	10	—
Corporate stocks	29	—	29	—
Insurance contracts	145	—	—	145
Total assets at fair value	$225	$2	$78	$145

The following table summarizes the various investment categories that the pension plan assets are invested in and the applicable fair value hierarchy that the pension plan assets are classified in as of September 30, 2024.

	Total fair
(In millions)	value	Level 1	Level 2	Level 3
Cash and cash equivalents	$2	$2	$—	$—
Common collective trusts:
U.S. Government securities	9	—	9	—
Corporate debt instruments	26	—	26	—
Listed real assets	10	—	10	—
Corporate stocks	30	—	30	—
Insurance contracts	157	—	157	—
Total assets at fair value	$234	$2	$232	$—

Ashland’s defined benefit pension plans hold a variety of investments that are designed to diversity risk. Ashland’s pension plan assets are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources, primarily matrix pricing, with reasonable levels of price transparency, however, certain pension plan assets are classified within Level 3 of the fair value hierarchy if they have significant unobservable inputs. The types of financial instruments based on quoted market prices in active markets include cash and cash equivalents (money market securities). Such instruments are classified within Level 1 of the fair value hierarchy. Ashland does not adjust the quoted market price for such financial instruments. The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include common collective trust funds (“CCTs”) and insurance contracts at or near inception. Such financial instruments are generally classified within Level 2 for the fair value hierarchy. Insurance contracts after inception based on values from third-party insurers with limited level of transparency, are generally classified within Level 3 of the fair value hierarchy.

The CCTs are valued at net asset value ("NAV") provided by the respective fund administrators as there is not an active market for CCTs. The Company has determined that the NAV is an appropriate estimate of the fair value of the CCTs at September 30, 2025 and 2024, because the CCTs are audited and accounted for at fair value by the administrators of the respective CCTs. The underlying assets in the CCTs consist primarily of marketable debt and equity securities based on the respective fund administrator’s investment strategy. Given there are no significant liquidity restrictions on any of the CCTs as of September 30, 2025 or 2024, the Company has determined that the CCTs are classified within Level 2 of the fair value hierarchy.

Insurance contracts represent qualified insurance contracts (“buy in”) with a third-party insurer that were executed by Ashland for certain non-US defined benefit pension plans. The buy in insurance contracts replaced certain assets historically held by the defined benefit pension plans and as a result the longevity and investments risks for certain of these non-US defined benefit pension plans have been transferred to the respective insurers. The projected benefit obligations related to these non-US defined benefit pension plans remain on the Consolidated Balance Sheets but are insured through these buy in insurance contracts.

The fair value of the insurance contracts is initially based on the purchase price (premium) of the insurance contact which is based on a competitive quoted price in a market that is not active (i.e. among multiple insurance companies) and not less than the Company’s actuarially determined projected benefit obligation, which is consistent with a Level 2 measurement of the fair value hierarchy (and was the case at September 30, 2024). Subsequent fair value measurements, including at September 30, 2025, of the insurance contracts are based on the insurance contracts exit value (the amount at which the insurance contracts could be sold to another third-party insurer). The exit price, or fair value, is determined by the third-party insurers using assumptions similar to that of the related projected benefit obligations and include significant unobservable inputs such as the defined benefit pension plans demographic data, internal insurance company determined margin requirements and proprietary discount rates. As a result, and after the period in which the buy in insurance contracts are entered into, the Company has determined that the insurance contracts are classified with Level 3 of the fair value hierarchy. The fair value of the insurance contracts at September 30, 2024 was $157 million. During the year ended September 30, 2025, cash payments made under the insurance contracts were $9 million, additional employer contributions were $6 million and the change in fair value based on the insurers internally developed valuation models was $9 million, which represented a decrease in the actual return on plan assets, resulting in fair value of the insurance contracts of $145 million at September 30, 2025.

Investments and Strategy

In developing an investment strategy for its defined benefit pension plans, Ashland has considered the following factors: the nature of the plans’ liabilities, the allocation of liabilities between active, deferred and retired members, the funded status of the plans, the applicable investment horizon, the respective size of the plans and historical and expected capital market returns. Ashland’s U.S. pension plan assets are managed by outside investment managers, which are monitored against investment return benchmarks and Ashland’s established investment strategy. Investment managers are selected based on an analysis of, among other things, their investment process, historical investment results, frequency of management turnover, cost structure and assets under management. Assets are periodically reallocated between investment managers to maintain an appropriate asset mix and diversification of investments and to optimize returns.

The current asset allocation for the U.S. plans is 51% fixed income, 36% equity and 13% other. Fixed income primarily includes long duration corporate debt obligations and U.S. government debt obligations. Equity primarily includes public equity investments. Investment managers may employ a limited use of derivatives to gain efficient exposure to markets.

Ashland’s investment strategy and management practices relative to pension plan assets of non-U.S. plans generally are consistent with those for U.S. plans, except in those countries where investment of pension plan assets is dictated by applicable regulations. Although the investment allocation may vary based on funding percentages and whether plans are still accruing additional liabilities, the weighted-average asset allocations for Ashland’s U.S. and non-U.S. plans at September 30 by asset category follow.

		Actual
(In millions)	Target	2025	2024
Equity	5 - 45%	14%	14%
Fixed income	55 - 95%	82%	82%
Other	0 - 5%	4%	4%
		100%	100%

Cash flows

During the years ended September 30, 2025 and 2024, Ashland contributed $6 million and $7 million to its U.S. pension plans, respectively, and $6 million and $8 million to its non-U.S. pension plans, respectively. Ashland expects to contribute approximately $5 million to its U.S. pension plans and expects to contribute approximately $6 million to its non-U.S. pension plans during 2026.

The following benefit payments, which reflect future service expectations, are projected to be paid from plan assets in each of the next five years and in aggregate for five years thereafter.

		Other
	Pension	postretirement
(In millions)	benefits	benefits
2026	$19	$3
2027	18	3
2028	18	3
2029	19	3
2030	20	3
2031 - 2035	101	16

Other plans

Ashland sponsors savings plans to assist eligible employees in providing for retirement or other future needs. Under such plans, Company contributions amounted to $21 million in both 2025 and 2024, and $23 million 2023, respectively. These contributions are expensed according to the consolidated financial statement line based on the employee's role within Ashland, which is either cost of sales, selling, general and administrative expense, or research and development expense within the Statements of Consolidated Comprehensive Income (Loss). Ashland also sponsors various other employee benefit plans, some of which are required by different countries. The total noncurrent liabilities associated with these plans was $4 million for both September 30, 2025 and 2024.

NOTE M – LITIGATION, CLAIMS AND CONTINGENCIES

Asbestos litigation

Ashland and Hercules have liabilities from claims alleging personal injury caused by exposure to asbestos. To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs, Ashland has retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos litigation reserves and receivables are recorded on an after-tax basis within the discontinued operations caption in the Statements of Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley, a former subsidiary. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows for the years ended September 30:

(In thousands)	2025	2024	2023
Open claims - beginning of year	41	42	44
New claims filed	2	2	2
Claims settled	—	(1)	(1)
Claims dismissed	(3)	(2)	(3)
Open claims - end of year	40	41	42

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

During the most recent update completed during 2025, it was determined that the liability for Ashland asbestos-related claims should be increased by $16 million. Total reserves for asbestos claims were $258 million at September 30, 2025 compared to $274 million at September 30, 2024.

A progression of activity in the asbestos litigation reserves for the years ended September 30, is as follows:

(In millions)	2025	2024	2023
Asbestos reserve - beginning of year	$274	$281	$305
Reserve adjustment	16	24	9
Amounts paid	(32)	(31)	(33)
Asbestos reserve - end of year(a)	$258	$274	$281

(a)
Includes $29 million and $28 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

Ashland asbestos-related receivables

Ashland has insurance coverage for certain litigation defense and claim settlement costs incurred in connection with its asbestos claims, and coverage-in-place agreements exist with the insurance companies that provide substantially all of the coverage that will be accessed.

For the Ashland asbestos-related obligations, Ashland has estimated the value of probable insurance recoveries associated with its asbestos litigation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent. Substantially all of the estimated receivables from insurance companies are expected to be due from domestic insurers, all of which are solvent.

At September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $95 million (excluding the Hercules receivable for asbestos claims discussed below). Receivables from insurers amounted to $97 million at September 30, 2024. During 2025, the annual update of the model used for purposes of valuing the asbestos litigation reserves and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $5 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable for the years ended September 30, is as follows:

(In millions)	2025	2024	2023
Insurance receivable - beginning of year	$97	$95	$101
Receivable adjustment(a)	5	11	3
Amounts collected	(7)	(9)	(9)
Insurance receivable - end of year(b)	$95	$97	$95

(a)
The total allowance for credit losses was $1 million at both September 30, 2025 and 2024.
(b)
Includes $10 million and $9 million classified in accounts receivable on the Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively.

Hercules asbestos-related litigation

Hercules has liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims typically arise from alleged exposure to asbestos fibers from resin encapsulated pipe and tank products which were sold by one of Hercules’ former subsidiaries to a limited industrial market. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Hercules’ asbestos claims activity for the years ended September 30, is as follows:

(In thousands)	2025	2024	2023
Open claims - beginning of year	12	12	11
New claims filed	1	1	1
Claims dismissed	(2)	(1)	—
Open claims - end of year	11	12	12

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. As a result of the most recent annual update of this estimate completed during 2025, it was determined that the liability for Hercules asbestos-related claims should be increased by $10 million. Total reserves for asbestos claims were $177 million at September 30, 2025 compared to $185 million at September 30, 2024.

A progression of activity in the asbestos litigation reserves for the years ended September 30, is as follows:

(In millions)	2025	2024	2023
Asbestos reserve - beginning of year	$185	$191	$213
Reserve adjustments	10	14	(2)
Amounts paid	(18)	(20)	(20)
Asbestos reserve - end of year(a)	$177	$185	$191

(a)
Included $17 million classified in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2025 and 2024.

Hercules asbestos-related receivables

For the Hercules asbestos-related obligations, certain reimbursement obligations pursuant to coverage-in-place agreements with insurance carriers exist. As a result, any increases in the asbestos litigation reserves have been partially offset by probable insurance recoveries. Ashland has estimated the value of probable insurance recoveries associated with its asbestos litigation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage, including an assumption that all solvent insurance carriers remain solvent. The estimated receivable consists exclusively of solvent domestic insurers.

As of September 30, 2025 and 2024, the receivables from insurers amounted to $48 million and $50 million, respectively. During 2025, the annual update of the model used for purposes of valuing the asbestos litigation reserves and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $4 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable for the years ended September 30, is as follows:

(In millions)	2025	2024	2023
Insurance receivable - beginning of year	$50	$47	$52
Receivable adjustment(a)	4	6	(3)
Amounts collected	(6)	(3)	(2)
Insurance receivable - end of year(b)	$48	$50	$47

(a)
The total allowance for credit losses was $1 million at both September 30, 2025 and 2024.
(b)
Includes $6 million classified in accounts receivable on the Consolidated Balance Sheets at both September 30, 2025 and 2024.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos litigation reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $382 million for the Ashland asbestos-related litigation (current reserve of $258 million) and approximately $262 million for the Hercules asbestos-related litigation (current reserve of $177 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland's models for projecting asbestos liabilities generally decreases over time based on the expected lifetime of the liabilities, these models have been consistently applied within all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At September 30, 2025, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $226 million at September 30, 2025 compared to $221 million at September 30, 2024, of which $179 million at September 30, 2025 and $164 million at September 30, 2024, were classified in other noncurrent liabilities on the Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves the years ended September 30:

(In millions)	2025	2024
Environmental remediation reserve - beginning of year	$221	$214
Disbursements	(46)	(49)
Revised obligation estimates and accretion	51	56
Environmental remediation reserve - end of year	$226	$221

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental remediation reserves based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At September 30, 2025 and 2024, Ashland’s recorded receivable for these probable insurance recoveries was $14 million and $13 million, respectively, of which $12 million and $11 million was classified in other noncurrent assets on the Consolidated Balance Sheets.

During 2025, 2024 and 2023, Ashland recognized $50 million, $54 million and $56 million of expense, respectively, for certain environmental liabilities related to normal ongoing remediation cost estimate updates for sites, which is consistent with Ashland’s historical environmental accounting policy.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table for the years ended September 30:

(In millions)	2025	2024	2023
Environmental expense	$50	$54	$56
Accretion	1	1	1
Legal expense	1	3	3
Total expense	52	58	60

Insurance receivable	(4)	(2)	(1)
Total expense, net of receivable activity(a)	$48	$56	$59

(a)
Net expense of $14 million, $11 million and $5 million for the years ended September 30, 2025, 2024 and 2023, respectively, related to divested businesses which qualified for treatment as discontinued operations and for which certain environmental liabilities were retained by Ashland. These amounts are classified within the income (loss) from discontinued operations caption of the Statements of Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $495 million. The largest reserve for any site is 21% of the total environmental remediation reserves as of September 30, 2025.

Brazil tax credits

In March 2017, the Federal Supreme Court of Brazil (Brazil Supreme Court) ruled in a leading case that a Brazilian value-added tax ("ICMS") should not be included in the base used to calculate a taxpayer’s federal contribution on total revenue known as PIS/COFINS ("2017 Decision"). As a result, two of Ashland’s Brazilian subsidiaries filed lawsuits challenging the inclusion of ICMS in Ashland’s calculation of PIS/COFINs, seeking recovery of excess taxes paid plus interest.

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

As of September 30, 2025, Ashland had received all favorable court rulings for previously filed suits, completed its analysis of certain prior year overpayments related to ICMS and received acknowledgment from the Brazilian tax authority that allows Ashland to begin the process to recover the taxes. As a result, Ashland recorded a pre-tax gain of $12 million during the year ended September 30, 2023 for certain excess PIS/COFINS paid from 2012 to February 2023 plus interest. The gain was recognized within the selling, general and administrative expense caption of the Statement of Consolidated Comprehensive Income (Loss). Ashland started utilizing these credits in December 2023. As of September 30, 2025, Ashland had remaining credits for a total of $7 million available for future use ($3 million within other current assets and $4 million within other noncurrent assets in the Consolidated Balance Sheets, respectively).

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of September 30, 2025 and 2024. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of September 30, 2025.

NOTE N – EQUITY ITEMS

Stock repurchase program

On June 28, 2023, Ashland's board of directors ("the Board") authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of September 30, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the stock repurchase activity for the years ended September 30:

(In millions, except per share amounts)	2025	2024	2023
Number of shares repurchased	1.50	4.30	3.10
Weighted-average price per share(a)	$64.90	$88.70	$97.33
Aggregate purchase price(a)	$100	$380	$300
Program	2023 Stock Repurchase Program	2023 Stock Repurchase Program	2022 Stock Repurchase Program

(a)
Includes transactions costs.

Stockholder dividends

Ashland paid dividends per common share of $1.64, $1.58 and $1.44 during 2025, 2024 and 2023, respectively.

In May 2025, the Board announced a quarterly cash dividend of 41.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 40.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2025.

In May 2024, the Board announced a quarterly cash dividend of 40.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 38.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2024 and the first and second quarters of fiscal 2025.

In May 2023, the Board announced a quarterly cash dividend of 38.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 33.5 cents per share. The dividend was paid in the third and fourth quarter of fiscal 2023 and the first and second quarters of fiscal 2024.

In May 2022, the Board announced a quarterly cash dividend of 33.5 cents per share to eligible stockholders at record, which represented an increase from the previous quarterly cash dividend of 30.0 cents per share. This dividend was paid in the third and fourth quarters of fiscal 2022 and the first and second quarters of fiscal 2023.

Shares reserved for issuance

At September 30, 2025, 16.4 million common shares were reserved for issuance under stock incentive and deferred compensation plans.

Other comprehensive income (loss)

Components of other comprehensive income (loss) recorded in the Statements of Consolidated Comprehensive Income (Loss) are presented in the following table, before tax and net of tax effects.

		Tax
	Before	(expense)	Net of
(In millions)	tax	benefit	tax
Year ended September 30, 2025
Other comprehensive income (loss)
Unrealized translation gain	$46	$(1)	$45
Unrealized gain on commodity hedges	2	—	2
Total other comprehensive income (loss)	$48	$(1)	$47

Year ended September 30, 2024
Other comprehensive income (loss)
Unrealized translation gain	$53	$1	$54
Unrealized gain on commodity hedges	2	(1)	1
Total other comprehensive income	$55	$—	$55

Year ended September 30, 2023
Other comprehensive income (loss)
Unrealized translation gain	$72	$—	$72
Unrealized loss on commodity hedges	(8)	2	(6)
Total other comprehensive income	$64	$2	$66

Summary of Stockholders’ Equity

A reconciliation of changes in stockholders’ equity for the years ended September 30, are as follows:

(In millions)	2025	2024	2023
Common stock and paid in capital
Balance, beginning of period	$1	$5	$136
Common shares issued under stock incentive and other plans(a)	12	9	12
Common shares purchased under repurchase program(b)(c)	(6)	(13)	(143)
Balance, end of period	7	1	5
Retained earnings
Balance, beginning of period	3,315	3,595	3,653
Common shares purchased under repurchase program(b)	(95)	(370)	(160)
Net income (loss)	(845)	169	178
Dividends	(77)	(79)	(76)
Balance, end of period	2,298	3,315	3,595
Accumulated other comprehensive loss
Balance, beginning of period	(448)	(503)	(569)
Unrealized translation gain	45	54	72
Unrealized gain (loss) on commodity hedges	2	1	(6)
Balance, end of period	(401)	(448)	(503)
Total stockholders' equity	$1,904	$2,868	$3,097
Cash dividends declared per common share	$1.64	$1.58	$1.44

(a)
Common shares issued were 143,631, 137,799 and 193,767 for 2025, 2024 and 2023, respectively.
(b)
Common shares repurchased were 1,541,320, 4,285,194 and 3,082,928 for 2025, 2024 and 2023, respectively.
(c)
Includes $1 million in 2025 and $3 million in both 2024 and 2023 in excise tax on stock repurchases.

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

The components of Ashland's pretax compensation expense for stock-based awards (net of forfeitures) and associated income tax benefits for the years ended September 30, are as follows.

(In millions)	2025(a)	2024(b)	2023(c)
Nonvested stock awards	$10	$13	$11
Performance share awards	4	4	11
	$14	$17	$22

Income tax benefit	$4	$3	$5

(a)
The year ended September 30, 2025 included $1 million of expense and $1 million of income related to cash-settled nonvested restricted stock awards and cash-settled performance units, respectively.
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

Stock Appreciation Rights ("SARs")

SARs were granted to employees or directors at a price equal to the fair market value of the stock on the date of grant and typically become exercisable over periods of one to three years. Unexercised SARs lapse ten years after the date of grant. Ashland estimated the fair value of SARs granted using the Black-Scholes option-pricing model. Ashland has not granted any SARs since August 2020.

A progression of activity and various other information relative to SARs and previously issued and vested stock options is presented in the following table for the years ended September 30:

	2025		2024		2023
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	exercise price	common	exercise price	common	exercise price
share data)	shares	per share	shares	per share	shares	per share
Outstanding - beginning of year	819	$66.16	1,023	$65.22	1,142	$63.85
Exercised	(24)	60.54	(199)	61.15	(114)	52.31
Forfeitures and expirations	(49)	79.47	(5)	71.33	(5)	46.67
Outstanding - end of year(a)	746	65.47	819	66.16	1,023	65.22
Exercisable - end of year	746	65.47	819	66.16	1,023	65.22

(a)
Exercise prices per share for SARs outstanding at September 30, 2025 ranged from $57.96 to $67.16 for 588 thousand shares and from $76.76 to $82.34 for 158 thousand shares. The weighted-average remaining contractual life of outstanding and exercisable SARs and stock options was 2.0 years.

The total intrinsic value of SARs exercised was less than $1 million in 2025, $6 million in 2024 and $6 million in 2023. The actual tax benefit realized from the exercised SARs was zero in 2025, $1 million in 2024 and $1 million in 2023. The total grant date fair value of SARs that vested during 2025, 2024 and 2023 was zero, zero and $1 million, respectively. As of September 30, 2025, there was zero unrecognized compensation costs related to SARs. As of September 30, 2025, the aggregate intrinsic value of outstanding and exercisable SARs was zero.

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

A progression of activity and various other information relative to nonvested stock awards is presented in the following table for the years ended September 30:

	2025		2024		2023
	Number	Weighted-	Number	Weighted-	Number	Weighted-
	of	average	of	average	of	average
(In thousands except per	common	grant date	common	grant date	common	grant date
share data)	shares	fair value	shares	fair value	shares	fair value
Nonvested - beginning of year	216	$85.21	188	$97.66	209	$82.55
Granted	116	72.78	167	78.93	92	105.72
Vested	(91)	86.26	(107)	97.33	(106)	82.04
Forfeitures	(23)	79.12	(32)	84.96	(7)	106.25
Nonvested - end of year	218	78.78	216	85.21	188	97.66

The total grant date fair value of nonvested stock awards that vested during 2025, 2024 and 2023 was $10 million, $9 million and $8 million, respectively. As of September 30, 2025, there was $5 million of total unrecognized compensation costs related to nonvested stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Cash-settled nonvested stock awards

Certain nonvested stock awards are granted to employees and are settled in cash upon vesting. As of September 30, 2025, 43 thousand cash-settled nonvested stock awards were outstanding. The value of these cash-settled nonvested stock awards changes in connection with changes in the fair market value of the Ashland Common Stock. These awards generally vest over a period of three years. The expense recognized related to cash-settled nonvested stock awards was zero, $2 million, and zero during 2025, 2024 and 2023, respectively.

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

Each awarded performance share is convertible to one share of Ashland Common Stock and recorded as a component of stockholders’ equity. For fiscal year 2025, performance measures used to determine the actual number of performance shares issuable upon vesting include 60:20:20 weighting of Ashland’s total shareholder return ("TSR") performance, return on net assets ("RONA"), and Ashland’s EPS as compared to internal targets. TSR relative to peers is considered a market condition while EPS and RONA are considered performance conditions in accordance with U.S. GAAP. Beginning in 2025, each award includes a dividend equivalent feature that accrue dividends and are reinvested from the date of grant until the applicable vesting date. If the award is forfeited the employee is not entitled to the accrued reinvested dividends on those awards.

For fiscal years 2024 and 2023, performance measures used to determine the actual number of performance shares issuable upon vesting includes 60:40 weighting of Ashland’s TSR performance and Ashland’s RONA performance as compared to internal targets. TSR relative to peers is considered a market condition while RONA is considered a performance condition in accordance with U.S. GAAP.

The following table shows the performance shares/units granted:

			Weighted-
		Target	average
(In thousands except per		shares/units	fair value per
share data)	Vesting period	granted(a)	share/unit(a)
Fiscal Year 2025	October 1, 2024 - September 30, 2027	142	$80.84
Fiscal Year 2024	October 1, 2023 - September 30, 2026	140	$81.29
Fiscal Year 2023	October 1, 2022 - September 30, 2025	98	$135.93

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

The fair values of the TSR portion of the performance share awards and TSR modifier of the performance unit awards are calculated using a Monte Carlo simulation valuation model using key assumptions for the years ended September 30, included in the following table. Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied.

	2025	2024	2023
Risk-free interest rate	4.25%	4.59%	4.22%
Expected dividend yield	0.0%	1.9%	1.3%
Expected life (in years)	3	3	3
Expected volatility	27.3%	26.0%	35.1%

The following table shows changes in nonvested performance shares/units for the years ended September 30:

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		average		average		average
(In thousands except per	Shares/	grant date	Shares/	grant date	Shares/	grant date
share data)	Units	fair value	Units	fair value	Units	fair value
Nonvested - beginning of year	289	$111.16	287	$118.43	310	$105.78
Granted	142	80.84	141	81.29	98	135.95
Reinvested dividends	3	N/A	—	N/A	—	N/A
Vested	(33)	150.71	(104)	91.77	(88)	84.33
Forfeitures	(82)	106.61	(35)	108.50	(33)	94.53
Nonvested - end of year	319	94.41	289	111.16	287	118.43

As of September 30, 2025, there was $5 million of total unrecognized compensation costs related to nonvested performance share/unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE P – REVENUE

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Consolidated Balance Sheets. Ashland’s trade receivables were $200 million and $206 million as of September 30, 2025 and 2024, respectively. See Note H for additional information on Ashland's program to sell certain accounts receivable on a revolving basis to third party banks up to an aggregate purchase limit.

Disaggregation of revenue

Ashland disaggregates its revenue from contracts with customers by reportable segment and geographical region, as Ashland believes these categories best depict how management reviews the financial performance of its operations for the years ended September 30, 2025, 2024 and 2023. Ashland includes only U.S. and Canada in its North America designation and includes Europe, the Middle East and Africa in its Europe designation. See the following tables for details (Intersegment sales eliminations have been excluded, see Note Q for additional information) for the years ended September 30:

Sales by geography
(In millions)	2025	2024	2023
Life Sciences
North America	$117	$241	$228
Europe	240	269	305
Asia Pacific	207	225	233
Latin America & other	77	75	103
	$641	$810	$869

(In millions)	2025	2024	2023
Personal Care
North America	$155	$183	$176
Europe	219	238	233
Asia Pacific	128	128	105
Latin America & other	75	85	84
	$577	$634	$598

(In millions)	2025	2024	2023
Specialty Additives
North America	$177	$183	$203
Europe	178	208	214
Asia Pacific	128	153	153
Latin America & other	28	28	30
	$511	$572	$600

(In millions)	2025	2024	2023
Intermediates
North America	$90	$103	$128
Europe	26	21	27
Asia Pacific	14	16	22
Latin America & other	7	4	8
	$137	$144	$185

Ashland has two product categories that represented 10% or greater of Ashland's total consolidated sales, which were cellulosics and polyvinylprrolidones (PVP). The following table summarizes the percentage of Ashland's total consolidated sales by product:

Sales by product
(In millions)	2025	2024	2023
Cellulosics	39%	37%	37%
PVP	25%	23%	25%
	64%	60%	62%

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by Guillermo Novo, Chair and Chief Executive Officer of the Company, which includes determining resource allocation methodologies used for reportable segments. Operating income (loss) and EBITDA are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

Reportable segment business descriptions

Life Sciences is comprised of pharmaceuticals, nutrition, agricultural chemicals, diagnostic films (formerly known as advanced materials) and fine chemicals. Pharmaceutical solutions include controlled release polymers, disintegrants, tablet coatings, thickeners, solubilizers and tablet binders. Nutrition solutions include thickeners, stabilizers, emulsifiers and additives for enhancing mouthfeel, controlling moisture migration, reducing oil uptake and binding structured foods. Customers include pharmaceutical, food, beverage, hospitals and radiologists manufacturers. The nutraceuticals business was sold in August 2024. See Note B for additional details.

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. The Avoca business was sold in March 2025. See Note B for additional details.

Specialty Additives is comprised of rheology and performance-enhancing additives serving the architectural coatings, construction, energy, automotive and various industrial markets. Solutions include coatings additives for architectural paints, finishes and lacquers, cement- and gypsum-based dry mortars, ready-mixed joint compounds, synthetic plasters for commercial and residential construction, and specialty materials for industrial applications. Products include rheology modifiers (cellulosic and associative thickeners), foam control agents, surfactants and wetting agents, pH neutralizers, advanced ceramics used in catalytic converters, and environmental filters, ingredients that aid the manufacturing process of ceramic capacitors, plasma display panels and solar cells, ingredients for textile printing, thermoplastic metals and alloys for welding. Products help improve desired functional outcomes through rheology modification and control, water retention, workability, adhesive strength, binding power, film formation, deposition and suspension and emulsification. Customers include, but are not limited to, global paint manufacturers, electronics and automotive manufacturers, textile mills, the construction industry and welders.

Intermediates is comprised of the production of 1,4 butanediol ("BDO") and related derivatives, including n-methylpyrrolidone. These products are used as chemical intermediates in the production of engineering polymers and polyurethanes, and as specialty process solvents in a wide array of applications including electronics, agriculture, pharmaceuticals, water filtration membranes and more. BDO is also supplied to Life Sciences, Personal Care, and Specialty Additives for use as a raw material.

Unallocated and Other generally includes items such as certain significant company-wide restructuring activities, corporate governance costs and legacy costs or activities that relate to divested businesses that are no longer operated by Ashland.

International data

Information about Ashland’s domestic and international operations for the years ended September 30, are as follows. Ashland has no operations in any individual international country or single customer that represented more than 10% of sales in 2025, 2024 and 2023.

	Sales to external customers			Net assets (liabilities)		Property, plant and equipment - net
(In millions)	2025	2024	2023	2025	2024	2025	2024
United States	$464	$624	$634	$872	$1,352	$848	$961
International	1,360	1,489	1,557	1,032	1,516	353	342
	$1,824	$2,113	$2,191	$1,904	$2,868	$1,201	$1,303

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption of the Statements of Consolidated Comprehensive Income (loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis. There were no material changes in methodology for the years ended September 30, 2025, 2024 or 2023.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment.

The following table presents various financial information for each reportable segment for the years ended September 30:

(In millions)	2025	2024	2023
Sales
Life Sciences	$641	$810	$869
Personal Care	577	634	598
Specialty Additives	511	572	600
Intermediates	137	144	185
Intersegment sales(a)	(42)	(47)	(61)
	$1,824	$2,113	$2,191
Cost of sales
Life Sciences	$418	$515	$568
Personal Care	345	398	395
Specialty Additives	433	522	494
Intermediates	121	107	127
Intersegment sales	(42)	(47)	(61)
	$1,275	$1,495	$1,523
Selling, general and administrative expense
Life Sciences	$77	$89	$89
Personal Care	84	95	81
Specialty Additives	64	61	66
Intermediates	7	7	7
Total operating segments	232	252	243
Unallocated and other	112	152	122
	$344	$404	$365
Research and development expense
Life Sciences	$15	$15	$14
Personal Care	25	26	24
Specialty Additives	12	11	11
Intermediates	—	—	—
Total operating segments	52	52	49
Unallocated and other	2	3	2
	$54	$55	$51
Amortization expense
Life Sciences	$18	$23	$28
Personal Care	35	43	47
Specialty Additives	9	10	18
Intermediates	1	—	—
	$63	$76	$93
Equity and other income
Life Sciences	$—	$—	$—
Personal Care	1	—	1
Specialty Additives	—	—	—
Intermediates	—	—	—
Total operating segments	1	—	1
Unallocated and other	3	6	6
	$4	$6	$7
Goodwill impairment and (income) loss on acquisitions and divestitures, net
Life Sciences	$375	$—	$—
Personal Care	—	—	—
Specialty Additives	331	—	—
Intermediates	—	—	—
Total operating segments	706	—	—
Unallocated and other	161	115	(6)
	$867	$115	$(6)

(In millions)	2025	2024	2023
Operating income (loss)
Life Sciences(b)	$(262)	$168	$172
Personal Care(c)	90	73	52
Specialty Additives(d)	(338)	(32)	10
Intermediates	8	29	50
Total operating segments	(502)	238	284
Unallocated and other(e)	(273)	(264)	(112)
Total operating income (loss)	$(775)	$(26)	$172
Net interest and other expense (income)	33	(24)	6
Other net periodic benefit loss	1	22	6
Income (loss) from continuing operations before income taxes	$(809)	$(24)	$160

EBITDA(f)
Life Sciences	$(187)	$229	$241
Personal Care	155	152	137
Specialty Additives	(254)	89	86
Intermediates	21	42	63
Total operating segments	(265)	512	527
Unallocated and other	(273)	(264)	(112)
Total EBITDA	$(538)	$248	$415
Depreciation expense	174	198	150
Amortization expense	63	76	93
Net interest and other expense (income)	33	(24)	6
Other net periodic benefit loss	1	22	6
Income (loss) from continuing operations before income taxes	$(809)	$(24)	$160

Depreciation expense
Life Sciences(g)	$57	$38	$41
Personal Care(h)	30	36	38
Specialty Additives(i)	75	111	58
Intermediates	12	13	13
	$174	$198	$150
Additions to property, plant and equipment
Life Sciences	$49	$61	$46
Personal Care	7	11	20
Specialty Additives	34	61	99
Intermediates	3	2	3
Unallocated and other	5	2	2
	$98	$137	$170

(In millions)	2025	2024
Assets
Life Sciences	$1,498	$1,778
Personal Care	751	950
Specialty Additives	1,020	1,516
Intermediates	116	127
Unallocated and other	1,226	1,274
	$4,611	$5,645
Property, plant and equipment - net
Life Sciences	$481	$415
Personal Care	101	146
Specialty Additives	484	603
Intermediates	30	38
Unallocated and other	105	101
	$1,201	$1,303

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes goodwill impairment of $375 million for Life Sciences in 2025.
(c)
Includes a capital project impairment charge of $11 million for Personal Care in 2024.
(d)
Includes goodwill impairment of $331 million in 2025 and a $4 million impairment charge related to a facility in 2023 for Specialty Additives.
(e)
Includes a $8 million gain on sale and a $183 million impairment charge related to the divestiture of the Avoca business in 2025, and a $8 million loss on sale and a $99 million impairment charge related to the divestiture of the Nutraceuticals business in 2024 within the income (loss) on acquisitions and divestitures, net.
(f)
Excludes income (loss) from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Consolidated Comprehensive Income (Loss) for applicable amounts excluded.
(g)
Depreciation includes accelerated depreciation of $21 million for Life Sciences in 2025.
(h)
Depreciation includes accelerated depreciation of $1 million and $2 million for Personal Care in 2025 and 2024, respectively.
(i)
Depreciation includes accelerated depreciation of $19 million and $55 million for Specialty Additives in 2025 and 2024, respectively.

This page intentionally left blank.