Form 10-Q
period 2025-12-31
ASHLAND INC.
filed 2026-02-03
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

At December 31, 2025, there were 45,762,391 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31
(In millions except per share data - unaudited)	2025	2024
Sales - Note P	$386	$405
Cost of sales - Note Q	281	294
Gross profit	105	111

Selling, general and administrative expense - Note Q	86	78
Research and development expense	13	13
Intangibles amortization expense - Note G	15	17
Equity and other income	1	1
Income (loss) on divestitures, net - Note B	2	(183)
Operating loss	(6)	(179)

Net interest and other expense	8	28
Other net periodic benefit loss - Note K	1	2
Loss from continuing operations before income taxes	(15)	(209)
Income tax benefit - Note J	(1)	(43)
Loss from continuing operations	(14)	(166)
Income from discontinued operations, net of income taxes - Note C	2	1
Net loss	$(12)	$(165)

PER SHARE DATA
Basic earnings (loss) per share - Note M
Loss from continuing operations	$(0.30)	$(3.51)
Income from discontinued operations	0.04	0.01
Net loss	$(0.26)	$(3.50)

Diluted earnings (loss) per share - Note M
Loss from continuing operations	$(0.30)	$(3.51)
Income from discontinued operations	0.04	0.01
Net loss	$(0.26)	$(3.50)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(12)	$(165)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	2	(94)
Unrealized gain on commodity hedges	—	1
Other comprehensive income (loss) - Note N	2	(93)
Comprehensive loss	$(10)	$(258)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	December 31 2025	September 30 2025
ASSETS
Current assets
Cash and cash equivalents	$304	$215
Accounts receivable, net(a) - Note H	190	242
Inventories - Note F	565	568
Other assets	95	180
Total current assets	1,154	1,205
Noncurrent assets
Property, plant and equipment
Cost	3,363	3,355
Accumulated depreciation	2,182	2,154
Net property, plant and equipment	1,181	1,201
Goodwill - Note G	707	705
Intangibles - Note G	548	563
Operating lease assets, net - Note I	100	103
Restricted investments - Note E	297	297
Asbestos insurance receivable, net(b) - Note L	124	127
Deferred income taxes	157	157
Other assets	251	253
Total noncurrent assets	3,365	3,406
Total assets	$4,519	$4,611

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$167	$189
Accrued expenses and other liabilities	180	213
Current operating lease obligations - Note I	19	21
Total current liabilities	366	423
Noncurrent liabilities
Long-term debt - Note H	1,387	1,384
Asbestos litigation reserves - Note L	372	389
Deferred income taxes	31	31
Employee benefit obligations - Note K	99	96
Operating lease obligations - Note I	83	85
Other liabilities	303	299
Total noncurrent liabilities	2,275	2,284
Commitments and contingencies - Note I and L
Equity - Note N	1,878	1,904

Total liabilities and equity	$4,519	$4,611

(a)
Accounts receivable, net includes an allowance for credit losses of $3 million and $2 million at December 31, 2025 and September 30, 2025, respectively.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both December 31, 2025 and September 30, 2025.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Three months ended
	December 31
(In millions - unaudited)	2025	2024
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(12)	$(165)
Income from discontinued operations, net of income taxes	(2)	(1)
Adjustments to reconcile loss from continuing operations to cash flows from operating activities:
Depreciation and amortization	48	51
Original issue discount and debt issuance costs amortization	2	2
Deferred income taxes	1	(3)
Gain from sales of property, plant and equipment	(2)	—
Income from affiliates	(1)	(1)
Stock based compensation expense	4	4
Loss from excess tax deduction on stock based compensation	(2)	—
(Income) loss from restricted investments	(7)	12
Loss on divestitures, net	—	183
Pension contributions	(2)	(4)
Loss on pension and other postretirement plan remeasurements	—	1
Change in operating assets and liabilities	98	(109)
Total cash flows provided (used) by operating activities from continuing operations	125	(30)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(14)	(23)
Proceeds from disposal of property, plant and equipment	4	—
Proceeds from settlement of Company-owned life insurance contracts	5	—
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(7)	—
Reimbursements from restricted investments	15	6
Proceeds from sale of securities	12	5
Purchases of securities	(12)	(5)
Total cash flows provided (used) by investing activities from continuing operations	2	(18)
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Cash dividends paid	(19)	(19)
Stock based compensation employee withholding taxes paid in cash	(2)	(3)
Total cash flows used by financing activities from continuing operations	(21)	(22)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	106	(70)
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(16)	(10)
Total cash used by discontinued operations	(16)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89	(81)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	215	300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$304	$219

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 20, 2025. Results of operations for the three months ended December 31, 2025, are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current quarter is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no new accounting pronouncements recently adopted or issued that are expected to have a material impact on the Condensed Consolidated Financial Statements.

NOTE B – DIVESTITURES

Avoca business sale

On March 31, 2025, Ashland completed the sale its Avoca business to Mane SA (Ashland signed the definitive agreement to sell substantially all of the net assets of Avoca in December 2024). Proceeds from the sale were $16 million, net of transaction costs. Ashland recorded an impairment charge of $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024.

The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the sale is included within the income tax benefit caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Other corporate assets

During the three months ended December 31, 2025, Ashland completed the sale of an excess land property with a net book value of $2 million. Ashland received net proceeds of $4 million and recorded a pre-tax gain of $2 million within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2025.

NOTE C – DISCONTINUED OPERATIONS

Ashland has divested certain businesses that have qualified as discontinued operations. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments of certain retained liabilities and income tax items have been recorded within the income from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss) for all periods presented.

Due to the ongoing assessment of certain matters associated with previous divestitures, subsequent adjustments to these divestitures may continue in future periods in the income from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three months ended December 31, 2025 and 2024:

•
The sale of Ashland Water Technologies (Water Technologies) business divested in 2014; and
•
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated) ("Hercules"), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded asbestos litigation reserves and related insurance receivables are recorded within the income from discontinued operations, net of income taxes caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). See Note L for more information related to the adjustments on asbestos litigation reserves and receivables.

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended
	December 31
(In millions)	2025	2024
Water Technologies	$2	$—
Asbestos-related litigation	—	1
	$2	$1

NOTE D – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Restructuring costs

During fiscal 2025, Ashland initiated a restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024, the Avoca business sale completed in fiscal 2025, and other portfolio optimization actions ("2025 Restructuring Program"). As a part of this program, Ashland is also advancing a multi-year manufacturing network optimization to improve operational cost and strengthen its competitive position. This program continued into fiscal 2026.

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs. This program is now completed.

The following tables detail the amount of restructuring severance expense related to these programs.

	Three months ended December 31, 2025		Three months ended December 31, 2024
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring program	$1	$(2)	$4	$(1)
2023 Restructuring program	1	(2)	(2)	(1)
Total	$2	$(4)	$2	$(2)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2025 and 2024.

The following table details at December 31, 2025, the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2025(a)	$5	$1
Restructuring reserve	1	1
Utilization (cash paid)	(2)	(2)
Balance at December 31, 2025(a)	$4	$—

(a)
The restructuring severance liabilities associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at December 31, 2025 and September 30, 2025.

Plant optimization actions

Ashland's portfolio optimization actions have included manufacturing network optimization projects associated with carboxymethylcellulose ("CMC"), industrial methylcellulose ("MC"), vinyl pyrrolidone and derivatives ("VP&D") and hydroxyethylcellulose ("HEC").

During the three months ended December 31, 2025, Ashland incurred $3 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility, which was recorded within the cost of sales caption of the Statement of Condensed Consolidated Comprehensive Income (Loss).

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

The following table summarizes financial instruments subject to recurring fair value measurements as of December 31, 2025:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$304	$304	$304	$—	$—
Restricted investments(a)(b)	347	347	347	—	—
Investment of captive insurance company(c)	6	6	6	—	—
Foreign currency derivatives(d)	1	1	—	1	—
Total assets at fair value	$658	$658	$657	$1	$—

Liabilities
Commodity derivatives(e)	$1	$1	$—	$1	$—
Total liabilities at fair value	$1	$1	$—	$1	$—

(a)
Includes $297 million within restricted investments and $50 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $225 million related to the Asbestos trust and $122 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.
(d)
Included in accounts receivable, net in the Condensed Consolidated Balance Sheet.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes financial instruments subject to recurring fair value measurements as of September 30, 2025:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$215	$215	$215	$—	$—
Restricted investments(a)(b)	347	347	347	—	—
Investment of captive insurance company(c)	5	5	5	—	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$568	$568	$567	$1	$—

Liabilities
Foreign currency derivatives(e)	$1	$1	$—	$1	$—
Commodity derivatives(e)	1	1	—	1	—
Total liabilities at fair value	$2	$2	$—	$2	$—

(a)
Includes $297 million within restricted investments and $50 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $231 million related to the Asbestos trust and $116 million related to the Environmental trust.
(c)
Included in other noncurrent assets in the Condensed Consolidated Balance Sheet.
(d)
Included in accounts receivable, net in the Condensed Consolidated Balance Sheet.
(e)
Included in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet.

Restricted investments

Ashland maintains certain investments in Company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These investment securities were classified primarily as noncurrent restricted investment assets, with $50 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both December 31, 2025 and September 30, 2025.

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2025
Demand deposit	$4	$—	$—	$4
Equity mutual fund	102	68	—	170
Fixed income mutual fund	205	—	(32)	173
Fair value	$311	$68	$(32)	$347

September 30, 2025
Demand deposit	$3	$—	$—	$3
Equity mutual fund	103	67	—	170
Fixed income mutual fund	205	—	(31)	174
Fair value	$311	$67	$(31)	$347

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to restricted investments:

	Three months ended
	December 31
(In millions)	2025	2024
Investment income(a)	$6	$5
Net gains (losses)(a)	2	(17)
Funds restricted for specific transactions	7	—
Disbursements	(15)	(6)

(a)
Included in the net interest and other expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

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

	Three months ended
	December 31
(In millions)	2025	2024
Foreign currency derivative gains (losses)	$1	$(15)

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	December 31	September 30
(In millions)	2025	2025
Foreign currency derivative assets	$1	$—
Notional contract values	135	44

Foreign currency derivative liabilities	$—	$1
Notional contract values	33	128

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

	Three months ended
	December 31
(In millions)	2025	2024
Commodity derivative losses	$—	$(1)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	December 31	September 30
(In millions)	2025	2025
Commodity derivative assets	$—	$1
Notional contract values	3	6

Commodity derivative liabilities	$1	$1
Notional contract values	7	7

Other financial instruments

At December 31, 2025 and September 30, 2025, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,397 million and $1,394 million, respectively, compared to a fair value of $1,383 million and $1,366 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	December 31	September 30
(In millions)	2025	2025
Finished products	$421	$421
Raw materials, supplies and work in process	144	147
	$565	$568

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified during the three months ended December 31, 2025.

The following is a progression of goodwill by reportable segment for the three months ended December 31, 2025:

	Life	Personal	Specialty
(In millions)	Sciences	Care	Additives	Intermediates	Total
Balance at September 30, 2025(a)	$466	$127	$112	$—	$705
Currency translation	1	—	1	—	2
Balance at December 31, 2025(a)	$467	$127	$113	$—	$707

(a)
As of both December 31, 2025 and September 30, 2025, there were accumulated impairments of $375 million, $356 million, $505 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

Other intangible assets

Other intangible assets principally consist of trademarks and trade names, intellectual property and customer lists. Intangible assets classified as finite are amortized on a straight-line basis over their estimated useful lives. The cost of trademarks and trade names is amortized principally over 3 to 20 years, intellectual property over 3 to 20 years, and customer lists over 10 to 24 years.

Ashland annually reviews, as of July 1, indefinite-lived intangible assets for possible impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

No indicators of impairment were identified for indefinite-lived trademarks and trade names during the three months ended December 31, 2025.

Other intangible assets were comprised of the following as of:

	December 31, 2025			September 30, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$75	$(40)	$35	$75	$(39)	$36
Intellectual property	683	(646)	37	683	(638)	45
Customer lists	615	(417)	198	614	(410)	204
Total definite-lived intangible assets	1,373	(1,103)	270	1,372	(1,087)	285

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total indefinite-lived intangible assets	$1,651	$(1,103)	$548	$1,650	$(1,087)	$563

Amortization expense recognized on other intangible assets was $15 million and $17 million for the three months ended December 31, 2025 and 2024, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $59 million in 2026 (includes three months actual and nine months estimated), $37 million in 2027, $35 million in 2028, $27 million in 2029 and $19 million in 2030. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	December 31, 2025	September 30, 2025
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	588	586
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	73	72
Other(a)	(6)	(6)
Long-term debt (less debt issuance costs)	$1,387	$1,384

(a)
Other includes $9 million and $10 million of debt issuance costs as of December 31, 2025 and September 30, 2025, respectively. The current portion of the long-term debt was zero for both December 31, 2025 and September 30, 2025.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of December 31, 2025: zero in 2026, $4 million in 2027, $588 million in 2028, $97 million in 2029, zero in 2030 and $450 million in 2031.

Accounts receivable facilities and off-balance sheet arrangements

Ashland continues to maintain its U.S. Accounts Receivable Sales Program, which was entered into during fiscal 2021, and its Foreign Accounts Receivable Sales Program, which was entered into during fiscal 2024. Under these programs, Ashland accounts for the accounts receivable transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the accounts receivable. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Condensed Consolidated Cash Flows. Losses on sale of accounts receivable, including related transaction expenses are recorded within the net interest and other expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the accounts receivable that serves as over-collateralization as a restricted asset.

U.S. Accounts Receivable Sales Program

Ashland recognized a loss of less than $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2025 and 2024, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $59 million in sales at December 31, 2025, against the buyer’s limit, which was $59 million at December 31, 2025 compared to $59 million of sales at September 30, 2025 against the buyer's limit, which was $59 million at September 30, 2025. Ashland transferred $71 million and $75 million in accounts receivable to the special purpose entity as of December 31, 2025 and September 30, 2025, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of both December 31, 2025 and September 30, 2025, of less than $1 million.

For the three months ended December 31, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $31 million and $95 million, respectively, of which $31 million and $102 million were collected, which includes collections from sales in prior years transferred to the buyer. The difference between accounts receivable transferred and derecognized versus collected of zero and $7 million for the three months ended December 31, 2025 and 2024, respectively, represents the impact of a net offset and a net reduction in accounts receivable sales volume during each period, respectively.

Foreign Accounts Receivable Sales Program

Ashland recognized a loss of less than $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2025 and 2024, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $91 million in sales at December 31, 2025 against the buyer’s limit, which was $91 million at December 31, 2025 compared to $103 million of sales at September 30, 2025 against the buyer's limit, which was $103 million at September 30, 2025. Ashland transferred $135 million and $142 million in accounts receivable to the special purpose entity as of December 31, 2025 and September 30, 2025, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of both December 31, 2025 and September 30, 2025 of less than $1 million.

For the three months ended December 31, 2025 and 2024, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $38 million and $71 million, respectively, of which $45 million and $84 million were collected. The difference between accounts receivable transferred and derecognized versus collected of $7 million and $13 million for the three months ended December 31, 2025 and 2024, respectively, represents the impact of a net reduction in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. As of December 31, 2025 and September 30, 2025, participation in the program was not significant. There were $5 million of confirmed invoices, of which $1 million were paid during the three months ended December 31, 2025. There were $4 million and less than $1 million of confirmed invoices remaining under this program at December 31, 2025 and September 30, 2025, respectively.

Available borrowing capacity and liquidity

The borrowing capacity remaining under current credit agreement (the “2022 Credit Agreement”) was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of December 31, 2025.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of December 31, 2025.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2025, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s most recent credit agreement (the 2022 Credit Agreement) is 4.0. At December 31, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.7.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. At December 31, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended
		December 31
(In millions)	Location	2025	2024
Lease cost:
Operating lease cost	Selling, general & administrative	$3	$3
Operating lease cost	Cost of sales	3	3
Variable lease cost	Selling, general & administrative	2	1
Variable lease cost	Cost of sales	1	2
Short-term leases	Cost of sales	—	1
Total lease cost		$9	$10

Right-of-use assets exchanged for new operating lease obligations were $1 million and zero for the three months ended December 31, 2025 and 2024, respectively.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended
	December 31
(In millions)	2025	2024
Operating cash flows from operating leases	$7	$7

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 7% for the three months ended December 31, 2025. The tax rate for the three months ended December 31, 2025, was primarily impacted by jurisdictional income mix, as well as a net $2 million from unfavorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

Prior fiscal year

The overall effective tax rate was a benefit of 21% for the three months ended December 31, 2024. The tax rate for the three months ended December 31, 2024, was impacted by jurisdictional income mix, as well as a net $8 million from unfavorable tax discrete items primarily related to final regulations issued in the U.S. during the three months ended December 31, 2024, impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

Unrecognized tax benefits

There were no changes in unrecognized tax benefits for the three months ended December 31, 2025. The balance of unrecognized tax benefits was $65 million at both December 31, 2025 and September 30, 2025.

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions between zero and $1 million for continuing operations. For the remaining balance as of December 31, 2025, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

During the three months ended December 31, 2024, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The post-retirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan during the three months ended December 31, 2024. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024.

Plan contributions

For the three months ended December 31, 2025, Ashland contributed $1 million to its U.S. pension plans and $1 million to its non-U.S. pension plans. Ashland expects to make additional contributions of $4 million to its U.S. pension plans and $5 million to its non-U.S. pension plans during the remainder of fiscal 2026.

Components of net periodic benefit costs

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations for the three months ended December 31:

	Pension benefits		Other postretirement benefits
(In millions)	2025	2024	2025	2024
Service cost	$1	$1	$—	$—
Interest cost	3	3	1	—
Expected return on plan assets	(3)	(2)	—	—
Curtailment loss	—	1	—	—
Total net periodic benefit costs	$1	$3	$1	$—

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding Unallocated and other, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which netted to expense of $1 million and $2 million for the three months ended December 31, 2025 and 2024, respectively.

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

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos litigation reserves and receivables are recorded on an after-tax basis within the income from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows:

	Three months ended
	December 31		Years ended September 30
(In thousands)	2025	2024	2025	2024	2023
Open claims - beginning of year	40	41	41	42	44
New claims filed	1	1	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(1)	(1)	(3)	(2)	(3)
Open claims - end of period	40	41	40	41	42

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

Total reserves for asbestos claims were $246 million and $258 million at December 31, 2025 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2025	2024	2025	2024	2023
Asbestos litigation reserves - beginning of year	$258	$274	$274	$281	$305
Reserve adjustment	—	—	16	24	9
Amounts paid	(12)	(10)	(32)	(31)	(33)
Asbestos litigation reserves - end of period(a)	$246	$264	$258	$274	$281

(a)
Includes $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025.

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

At December 31, 2025 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $92 million (excluding the Hercules receivable for asbestos claims discussed below) and $95 million, respectively.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2025	2024	2025	2024	2023
Insurance receivable - beginning of year	$95	$97	$97	$95	$101
Receivable adjustment	—	—	5	11	3
Amounts collected	(3)	(1)	(7)	(9)	(9)
Insurance receivable - end of period(a)(b)	$92	$96	$95	$97	$95

(a)
The total allowance for credit losses was $1 million at both December 31, 2025 and September 30, 2025.
(b)
Includes $10 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at both December 31, 2025 and September 30, 2025.

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

	Three months ended
	December 31		Years ended September 30
(In thousands)	2025	2024	2025	2024	2023
Open claims - beginning of year	11	12	12	11	12
New claims filed	—	—	1	1	1
Claims dismissed	—	(1)	(2)	—	(2)
Open claims - end of period	11	11	11	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. Total reserves for asbestos claims were $172 million and $177 million at December 31, 2025 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2025	2024	2025	2024	2023
Asbestos litigation reserves - beginning of year	$177	$185	$185	$191	$213
Reserve adjustments	—	—	10	14	(2)
Amounts paid	(5)	(3)	(18)	(20)	(20)
Asbestos litigation reserves - end of period(a)	$172	$182	$177	$185	$191

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at both December 31, 2025 and September 30, 2025.

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

As of December 31, 2025 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $48 million each.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Three months ended
	December 31		Years ended September 30
(In millions)	2025	2024	2025	2024	2023
Insurance receivable - beginning of year	$48	$50	$50	$47	$52
Receivable adjustment	—	—	4	6	(3)
Amounts collected	—	(2)	(6)	(3)	(2)
Insurance receivable - end of period(a)(b)	$48	$48	$48	$50	$47

(a)
The total allowance for credit losses was $1 million at both December 31, 2025 and September 30, 2025.
(b)
Includes $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at December 31, 2025 and September 30, 2025.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $382 million for the

Ashland asbestos-related litigation (current reserve of $246 million) and approximately $262 million for the Hercules asbestos-related litigation (current reserve of $172 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos litigation reserves generally decreases over time based on the expected lifetime of the reserves, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At December 31, 2025, such locations included 53 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 14 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $226 million at both December 31, 2025 and September 30, 2025, of which $179 million at both December 31, 2025 and September 30, 2025, were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Three months ended
	December 31
(In millions)	2025	2024
Environmental remediation reserves - beginning of period	$226	$221
Disbursements	(10)	(6)
Revised obligation estimates and accretion	10	1
Environmental remediation reserves - end of period	$226	$216

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At December 31, 2025 and September 30, 2025, Ashland’s recorded receivables for these probable insurance recoveries were $12 million and $14 million, respectively, of which $11 million and $12 million at December 31, 2025 and September 30, 2025, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended
	December 31
(In millions)	2025	2024
Environmental expense	$10	$1
Legal expense	—	1
Total expense	10	2

Insurance receivable	—	(1)
Total expense, net of receivable activity(a)	$10	$1

(a)
Net expense of less than $1 million for each of the three months ended December 31, 2025 and 2024, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental remediation reserves were retained by Ashland. These amounts are classified within the income from discontinued operations, net of income taxes caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $485 million. The largest reserve for any site is 21% of the environmental remediation reserves as of December 31, 2025.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of December 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2025.

NOTE M – EARNINGS (LOSS) PER SHARE

The following is the computation of basic and diluted earnings (loss) per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of loss from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million and 1 million at December 31, 2025 and 2024, respectively. The majority of these shares are for warrants with a strike price of $128.66.

	Three months ended
	December 31
(In millions, except per share data)	2025	2024
Numerator
Numerator for basic and diluted EPS - Loss from continuing operations, net of tax	$(14)	$(166)
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	46	47
Share based awards convertible to common shares(a)	—	—
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	46	47
EPS from continuing operations
Basic	$(0.30)	$(3.51)
Diluted(a)	(0.30)	(3.51)

(a)
As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2025 and 2024, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). As of December 31, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

There was no stock repurchase activity during the three months ended December 31, 2025 and 2024.

Stockholder dividends

Dividends of 41.5 cents and 40.5 cents per share were paid in the first quarters of fiscal 2026 and 2025, respectively.

Accumulated other comprehensive loss

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects for the three months ended December 31:

	2025			2024
(In millions)	Before tax	Tax expense	Net of tax	Before tax	Tax benefit	Net of tax
Other comprehensive income (loss)
Unrealized translation gain (loss)	$3	$(1)	$2	$(95)	$1	$(94)
Unrealized gain on commodity hedges	—	—	—	1	—	1
Total other comprehensive income (loss)	$3	$(1)	$2	$(94)	$1	$(93)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended
	December 31
(In millions, except per share data)	2025	2024
Common stock and paid in capital
Balance, beginning of period	$7	$1
Common shares issued under stock incentive and other plans(a)	2	1
Balance, end of period	9	2
Retained earnings
Balance, beginning of period	2,298	3,315
Net loss	(12)	(165)
Regular dividends	(19)	(19)
Other	1	—
Balance, end of period	2,268	3,131
Accumulated other comprehensive loss
Balance, beginning of period	(401)	(448)
Unrealized translation gain (loss)	2	(94)
Unrealized gain (loss) on commodity hedges	—	1
Balance, end of period	(399)	(541)
Total stockholders' equity	$1,878	$2,592
Cash dividends declared per common share	$0.415	$0.405

(a)
Common stock issued were 52,626 and 75,408 for the three months ended December 31, 2025 and 2024, respectively. Includes $2 million and $3 million for the three months ended December 31, 2025 and 2024, respectively, associated with stock-based compensation employee withholding taxes.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended
	December 31
(In millions)	2025(a)	2024(b)
Nonvested stock awards	$3	$3
Performance share awards	2	1
	$5	$4

(a)
Included $1 million of expense related to cash-settled nonvested restricted stock awards during the three months ended December 31, 2025, and less than $1 million expense related to cash-settled performance units during the three months ended December 31, 2025.
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

Sales by geography
	Three months ended
	December 31
(In millions)	2025	2024
Life Sciences
North America	$27	$23
Europe	49	50
Asia Pacific	46	46
Latin America & other	17	15
	$139	$134

	Three months ended
	December 31
(In millions)	2025	2024
Personal Care
North America	$30	$40
Europe	46	45
Asia Pacific	31	31
Latin America & other	16	18
	$123	$134

	Three months ended
	December 31
(In millions)	2025	2024
Specialty Additives
North America	$36	$40
Europe	32	34
Asia Pacific	28	34
Latin America & other	6	7
	$102	$115

	Three months ended
	December 31
(In millions)	2025	2024
Intermediates
North America	$19	$23
Europe	5	5
Asia Pacific	5	3
Latin America & other	2	2
	$31	$33

Ashland has two product categories that represent 10% or greater of Ashland's total consolidated sales, which were cellulosics and polyvinylpyrrolidones ("PVP"). The following table summarizes the percentage of Ashland's total consolidated sales by product:

Sales by product
	Three months ended
	December 31
(In millions)	2025	2024
Cellulosics	39%	38%
PVP	26%	25%
	65%	63%

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $145 million and $200 million as of December 31, 2025 and September 30, 2025, respectively. See Note H for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by Guillermo Novo, Chair and Chief Executive Officer of the Company, which includes determining resource allocation methodologies used for reportable segments. Operating loss before income taxes, depreciation and amortization ("EBITDA") are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

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

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer-driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. The Avoca business was sold in March 2025. See Note B for additional information.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis. There were no material changes in methodology for the three months ended December 31, 2025 or 2024.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment.

The following table presents various financial information for each reportable segment:

	Three months ended
	December 31
(In millions - unaudited)	2025	2024
Sales
Life Sciences	$139	$134
Personal Care	123	134
Specialty Additives	102	115
Intermediates	31	33
Intersegment sales(a)	(9)	(11)
	$386	$405
Cost of sales
Life Sciences	$94	$91
Personal Care	79	87
Specialty Additives	88	99
Intermediates	29	28
Intersegment sales	(9)	(11)
	$281	$294
Selling, general and administrative expense
Life Sciences	$20	$20
Personal Care	20	21
Specialty Additives	16	16
Intermediates	2	2
Total operating segments	58	59
Unallocated and other	28	19
	$86	$78
Research and development expense
Life Sciences	$4	$4
Personal Care	5	6
Specialty Additives	3	3
Intermediates	—	—
Total operating segments	12	13
Unallocated and other	1	—
	$13	$13
Amortization expense
Life Sciences	$5	$5
Personal Care	8	10
Specialty Additives	2	2
Intermediates	—	—
Total operating segments	15	17
Unallocated and other	—	—
	$15	$17
Equity and other income
Life Sciences	$—	$—
Personal Care	1	1
Specialty Additives	—	—
Intermediates	—	—
Total operating segments	1	1
Unallocated and other	—	—
	$1	$1

	Three months ended
	December 31
(In millions - unaudited)	2025	2024
Income (loss) on divestitures, net
Life Sciences	$—	$—
Personal Care	—	—
Specialty Additives	—	—
Intermediates	—	—
Total operating segments	—	—
Unallocated and other	2	(183)
	$2	$(183)
Operating income (loss)
Life Sciences	$17	$14
Personal Care	11	11
Specialty Additives	(8)	(5)
Intermediates	—	3
Total operating segments	20	23
Unallocated and other(b)	(26)	(202)
Total operating loss	$(6)	$(179)
Net interest and other expense	8	28
Other net periodic benefit loss	1	2
Loss from continuing operations before income taxes	$(15)	$(209)

EBITDA(c)
Life Sciences	$31	$28
Personal Care	26	29
Specialty Additives	10	11
Intermediates	1	6
Total operating segments	68	74
Unallocated and other	(26)	(202)
Total EBITDA	$42	$(128)
Depreciation expense	33	34
Amortization expense	15	17
Net interest and other expense	8	28
Other net periodic benefit loss	1	2
Loss from continuing operations before income taxes	$(15)	$(209)

Depreciation expense
Life Sciences	$9	$9
Personal Care	7	8
Specialty Additives	16	14
Intermediates	1	3
Total operating segments	33	34
Unallocated and other	—	—
	$33	$34

	December 31	September 30
(In millions - unaudited)	2025	2025
Assets
Life Sciences	$1,462	$1,498
Personal Care	723	751
Specialty Additives	990	1,020
Intermediates	110	116
Unallocated and other	1,234	1,226
	$4,519	$4,611
Property, plant and equipment - net
Life Sciences	$477	$481
Personal Care	97	101
Specialty Additives	473	484
Intermediates	30	30
Unallocated and other	104	105
	$1,181	$1,201

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes a $2 million gain on sale of excess corporate property and $183 million impairment charge related to the Avoca business for the three months ended December 31, 2025 and 2024, respectively, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Excludes income from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Ashland has identified some of these forward-looking statements with words such as “anticipates,” “believes,” “expects,” “estimates,” “is likely,” “predicts,” “projects,” “forecasts,” “objectives,” “may,” “will,” “should,” “plans” and “intends” and the negative of these words or other comparable terminology. Ashland may from time to time make forward-looking statements in its Annual Report to Stockholders, quarterly reports and other filings with the Securities and Exchange Commission ("SEC"), news releases and other written and oral communications. These forward-looking statements are based on Ashland’s expectations and assumptions, as of the date such statements are made, regarding Ashland’s future operating performance and financial condition, as well as the economy and other future events or circumstances. The risks and uncertainties we face which may cause our actual results to differ materially from the results expressed, projected, or implied in these forward-looking statements include, but are not limited to: Ashland’s aggressive growth goals and the extent to which such goals may be impacted by a failure to optimize our tangible and intangible assets, a failure to identify and integrate acquisition targets, any unexpected costs and liabilities associated with such acquisitions, and goodwill impairment; business disruptions stemming from natural, operational, and other catastrophic events, including disruptions to supply and logistics functions, manufacturing delays, and information technology system and network failures; climate change and related resource impacts; changes in consumer preferences and a reduction in demand for Ashland’s products; risks inherent in operating a global business, including tariffs and other trade policies, geopolitical instability and armed conflict, and challenges associated with hiring and managing a diverse workforce across countries with differing laws, regulations, and cultural practices; economic downturns and disruptions in the financial markets; Ashland’s substantial indebtedness, including the possibility that such indebtedness and related restrictive covenants may adversely affect our future cash flows, limit our ability to repay debt and obtain future financing, place Ashland at a competitive disadvantage, and make us more vulnerable to interest rate increases; our ability to develop and market new products and remain competitive in the markets in which we operate; our ability to pass increases in the costs of energy and raw materials to customers and to fulfill our contractual requirements with customers and vendors; downward pressures on prices and margins; the ability to attract and retain key employees and to provide for effective succession planning; cybersecurity risks, including disruptions to or failures in Ashland’s information technology systems and networks, malicious cyberattacks, and the inadvertent or accidental disclosure or loss of proprietary or sensitive information; Ashland’s ability to effectively protect and enforce its intellectual property rights; exposure to products liability claims; risks related to compliance with environmental, health, and safety regulations, including the potential for costly litigation, remediation, and settlement actions; exposure to pending and threatened asbestos-related litigation; changes in the legal and regulatory landscapes in which we operate; changes in taxation or adverse tax rulings; and without limitation, risks and uncertainties affecting Ashland that are contained in “Use of estimates, risks and uncertainties” in Note A of Notes to Consolidated Financial Statements and in Item 1A of its most recent Form 10-K filed with SEC. Ashland believes its expectations and assumptions are reasonable, but there can be no assurance that the expectations reflected herein will be achieved. Unless legally required, Ashland undertakes no obligation to update any forward-looking statements made in this Form 10-Q whether as a result of new information, future events or otherwise. Information on Ashland’s website is not incorporated into or a part of this Form 10-Q.

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

Ashland’s sales generated outside of North America were 73% and 72% for the three months ended December 31, 2025 and 2024, respectively. Sales by region expressed as a percentage of total consolidated sales for the three months ended December 31, were as follows:

Sales by Geography	2025	2024
North America(a)	27%	28%
Europe(a)	34%	33%
Asia Pacific	28%	29%
Latin America & other	11%	10%
	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales for the three months ended December 31, were as follows:

Sales by Reportable Segment	2025	2024
Life Sciences	36%	33%
Personal Care	32%	33%
Specialty Additives	26%	28%
Intermediates	6%	6%
	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

The three months ended December 31, 2025 saw continuing regulatory activity involving notable changes to U.S. and foreign trade policy, leading to significant uncertainty in the macroeconomic and geopolitical environments. Beginning in the second quarter of fiscal 2025, the U.S. instituted a series of tariffs on imports from China, the E.U., India, and other countries which has resulted in the imposition of retaliatory measures against U.S. goods. As a global business, we are exposed to risks associated with tariffs and other trade conflicts. Such risks may include, but are not limited to, (i) changes to and strains on the global supply chain and our ability to source materials; (ii) increased sourcing and manufacturing costs; (iii) decreased demand for Ashland’s products in affected markets; and (iv) other impacts on Ashland’s ability to operate optimally.

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

Uncertainty relating to the ongoing Israel/Iran, Ukraine/Russia and Israel/Hamas conflicts and other political events

Business disruptions, including those related to the ongoing conflicts between Israel/Iran, Ukraine/Russia and Israel/Hamas, as well as the recent political events in Venezuela, continue to impact businesses around the globe. While it is impossible to predict the effects of the conflicts such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

Ashland does not have manufacturing operations in Iran, Israel, Russia, Ukraine, Venezelua or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Israel, Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable).

Other items

Restructuring programs

As previously announced, Ashland initiated a $30 million pre-tax restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024, the Avoca business sale completed in fiscal 2025, and other portfolio optimization actions, which were expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026. See Note D of the Notes to Condensed Consolidated Financial Statements for severance reserves associated with this program.

Ashland also executed its portfolio optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose ("CMC"), methylcellulose ("MC"), Nutraceuticals and Avoca (collectively, "Portfolio Optimization"). Overall, these Portfolio Optimization actions reduced sales and Adjusted EBITDA by approximately $10 million and $1 million, respectively, for the three months ended December 31, 2025, compared to the prior year quarter. Operating loss was positively impacted by $2 million compared to the prior year quarter.

Ashland is also advancing a multi-year manufacturing network optimization to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $50 million to $55 million with $60 million being achievable as market conditions improve, particularly within China. Ashland realized savings of approximately $5 million during the three months ended December 31, 2025.

The following table summarizes the expense impact of these actions for the three months ended December 31:

(In millions)	2025	2024
Accelerated depreciation(a)	$3	$—
Restructuring, separation and other costs(b)	4	3
Other plant optimization costs(a)	5	3
	$12	$6

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended
	December 31
(In millions except per share data)	2025	2024	Change
Net loss	$(12)	$(165)	$153
Diluted earnings per share (EPS) net loss(a)	(0.26)	(3.50)	3.24
Loss from continuing operations	(14)	(166)	152
Diluted EPS loss from continuing operations(a)	(0.30)	(3.51)	3.21
Operating loss	(6)	(179)	173
EBITDA(b)	40	(129)	169
Adjusted EBITDA(b)	58	61	(3)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	0.26	0.28	(0.02)

(a)
As a result of the loss from continuing operations attributable to Ashland during the three months ended December 31, 2025 and 2024, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation.
(b)
These are non-GAAP financial measures. See "Use of Non-GAAP Financial Measures" section below for reconciliations to U.S. GAAP.

Business results

Ashland's net loss of $12 million (loss of $0.26 diluted EPS) and $165 million (loss of $3.50 diluted EPS) included income from discontinued operations of $2 million ($0.04 diluted EPS) and $1 million ($0.01 diluted EPS) in the three months ended December 31, 2025 and 2024, respectively.

Results for Ashland’s continuing operations, diluted EPS from continuing operations and operating loss for the three months ended December 31, 2025 and 2024, included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $18 million and $208 million for the three months ended December 31, 2025 and 2024, respectively, impacting continuing operations. Continuing operations was also impacted by unfavorable tax specific key items for discrete tax items totaling zero and $8 million for the three months ended December 31, 2025 and 2024, respectively.

Excluding these key items, the decrease in continuing operations, diluted EPS from continuing operations and operating loss was primarily driven by portfolio optimization actions, lower sales volume and modest pricing pressure offset by favorable product mix, lower selling, general and administrative expenses and lower intangibles amortization expense. In addition, diluted EPS from continuing operations was also impacted by common stock reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 47 million diluted shares at December 31, 2024 to 46 million diluted shares at December 31, 2025.

Ashland’s Adjusted EBITDA was $58 million for the three months ended December 31, 2025 compared to $61 million for the three months ended December 31, 2024 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $3 million decrease in Adjusted EBITDA was primarily driven by portfolio optimization actions, lower sales volume and modest pricing pressure offset by favorable product mix, lower selling, general and administrative expenses and lower intangibles amortization expense. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these key factors along with the impact of common stock repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended December 31
(In millions)	2025	2024	Change
Sales	$386	$405	$(19)

The following table provides a reconciliation of the change in sales for the three months ended December 31, 2025 and 2024:

Three months ended
(In millions)	December 31, 2025
Sales change
Volume	$(11)
Avoca business	(10)
Price/mix	(7)
Foreign currency exchange	9
Change in sales	$(19)

Sales for the three months ended December 31, 2025 decreased $19 million compared to the three months ended December 31, 2024. The decrease was driven by lower volume and unfavorable pricing which was partially offset by favorable foreign currency exchange. Portfolio Optimization initiatives had approximately $10 million impact on sales in the three months ended December 31, 2025.

	Three months ended December 31
(In millions)	2025	2024	Change
Cost of sales	$281	$294	$(13)
Gross profit as a percent of sales	27.2%	27.4%

The following table provides a reconciliation of the change in cost of sales between the three months ended December 31, 2025 and 2024:

Three months ended
(In millions)	December 31, 2025
Cost of sales change
Avoca business	$(9)
Volume	(7)
Price/mix	(7)
Operating costs	5
Foreign currency exchange	5
Change in cost of sales	$(13)

Cost of sales for the three months ended December 31, 2025, decreased $13 million compared to the three months ended December 31, 2024. The decrease was primarily driven by lower sales volume, including the impact of the Avoca business sale, and favorable price/mix, partially offset by unfavorable foreign exchange currency and higher operating costs. The three months ended December 31, 2025, operating costs were affected by $3 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Specialty Additives reportable segment and $5 million of other plant optimization costs while the three months ended December 31, 2024 included $3 million of other plant optimization costs. Gross profit as a percentage of sales decreased 0.2% primarily due to lower sales volume, higher operating costs and increased accelerated depreciation and other plant optimization costs compared to the three months ended December 31, 2024.

	Three months ended December 31
(In millions)	2025	2024	Change
Selling, general and administrative expense	$86	$78	$8
As a percent of sales	22.3%	19.3%

Selling, general and administrative expense for the three months ended December 31, 2025, increased $8 million compared to the three months ended December 31, 2024, with expenses as a percent of sales increasing 3.0%. Key drivers of the fluctuation in selling, general and administrative expense compared to the three months ended December 31, 2024 were:

•
$10 million and $1 million in net environmental-related expenses during the three months ended December 31, 2025 and 2024, respectively (see Note L of the Notes to Condensed Consolidated Financial Statements for more information);
•
Expense of $4 million and $3 million comprised of key items for severance, lease abandonment and other restructuring costs during the three months ended December 31, 2025 and 2024, respectively; and
•
Higher variable compensation expense and unfavorable currency exchange partially offset by realized cost reductions, including the Avoca business sale, associated with restructuring actions.

	Three months ended December 31
(In millions)	2025	2024	Change
Research and development expense	$13	$13	$—

Research and development expense is generally consistent between the three months ended December 31, 2025 and 2024.

	Three months ended December 31
(In millions)	2025	2024	Change
Intangibles amortization expense	$15	$17	$(2)

The lower intangibles amortization expense in the three months ended December 31, 2025, is driven by the impact of amortization related to the divested Avoca business in the prior year.

	Three months ended December 31
(In millions)	2025	2024	Change
Equity and other income	$1	$1	$—

Equity and other income is generally consistent between the three months ended December 31, 2025 and 2024.

	Three months ended December 31
(In millions)	2025	2024	Change
Income (loss) on divestitures, net	$2	$(183)	$185

Income (loss) on divestitures, net for the three months ended December 31, 2025, primarily relates to a pre-tax gain on sale of excess corporate real estate while the three months ended December 31, 2024, primarily relates to a $183 million of impairment related to the Avoca business. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended December 31
(In millions)	2025	2024	Change
Net interest and other expense (income)
Interest expense	$15	$15	$—
Interest income	(2)	(2)	—
Investment securities (income) expense	(7)	12	(19)
Other financing costs	2	3	(1)
	$8	$28	$(20)

Net interest and other expense decreased by $20 million during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Interest expense and interest income are generally consistent between the three months ended December 31, 2025 and 2024. Investment securities income of $7 million and expense of $12 million included realized gains of $2 million compared to realized losses of $17 million for the three months ended December 31, 2025 and 2024, respectively, and was the primary change. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended December 31
(In millions)	2025	2024	Change
Other net periodic benefit loss	$1	$2	$(1)

Other net periodic benefit loss for the three months ended December 31, 2025, primarily included interest cost of $4 million which was partially offset by expected return on plan assets of $3 million. Other net periodic benefit loss for the three months ended December 31, 2024, primarily included interest cost of $3 million and loss on curtailment of $1 million, which was partially offset by expected return on plan assets of $2 million. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended December 31
(In millions)	2025	2024	Change
Income tax benefit	$(1)	$(43)	$42
Effective tax rate	7%	21%

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The overall effective tax rate was a benefit of 7% for the three months ended December 31, 2025, and was primarily impacted by jurisdictional income mix and a net $2 million from unfavorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

The overall effective tax rate was a benefit of 21% for the three months ended December 31, 2024, and was primarily impacted by jurisdictional income mix, as well as a net unfavorable tax discrete items of $8 million primarily related to final regulations issued in the U.S. during the three months ended December 31, 2024, impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

Adjusted income tax expense (benefit)

Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net loss and/or operating loss which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. Tax specific key items are defined as the financial effects from tax specific financial transactions, tax law changes or other matters that fall within the definition of key items as previously described. The effective tax rate, excluding key items, which is a non-GAAP financial measure, has been prepared to illustrate the ongoing tax effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance enhancing their ability to compare period-to-period financial results.

The effective tax rate during the three months ended December 31, 2024 was significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended
	December 31
(In millions)	2025	2024
Loss from continuing operations before income taxes	$(15)	$(209)
Key items (pre-tax)(a)	18	208
Adjusted income (loss) from continuing operations before income taxes	$3	$(1)

Income tax benefit	$(1)	$(43)
Income tax rate adjustments:
Tax effect of key items(b)	4	50
Tax specific key items:(c)
Uncertain tax positions	—	(1)
Other and tax reform related activity	—	(7)
Total income tax rate adjustments	4	42
Adjusted income tax expense (benefit)	$3	$(1)
Effective tax rate	7%	21%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	100%	Not meaningful

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended December 31
(In millions)	2025	2024	Change
Income from discontinued operations, net of income taxes
Water Technologies	$2	$—	$2
Asbestos-related litigation	—	1	(1)
	$2	$1	$1

The activity for Water Technologies during the three months ended December 31, 2025, represents subsequent adjustments that were made in conjunction with post-closing adjustments related to tax reserves. Asbestos activity during the three months ended December 31, 2024, primarily relates to after-tax net adjustments to the asbestos litigation reserves and receivables.

Other comprehensive income (loss)

	Three months ended December 31
(In millions)	2025	2024	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$2	$(94)	$96
Unrealized gain (loss) on commodity hedges	—	1	(1)
	$2	$(93)	$95

Total other comprehensive income (loss), net of tax, for the three months ended December 31, 2025, increased $95 million compared to the three months ended December 31, 2024, primarily as a result of the following:

•
For the three months ended December 31, 2025 and 2024, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $2 million and losses of $94 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.

•
For the three months ended December 31, 2025 and 2024, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of zero and $1 million for the three months ended December 31, 2025 and 2024, respectively.

Use of Non-GAAP Financial Measures

Ashland has included within this document the following non-GAAP financial measures, on both a consolidated and reportable segment basis, which are not defined within U.S. GAAP and do not purport to be alternatives to net loss or cash flows from operating activities as a measure of operating performance or cash flows:

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net loss, plus income tax benefit, net interest and other expense, and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

Management believes the use of EBITDA and Adjusted EBITDA measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting comparable financial results between periods. Ashland believes that by removing the impact of depreciation and amortization and excluding certain non-cash charges, amounts spent on interest and taxes and certain other charges that are highly variable from year to year, EBITDA and Adjusted EBITDA provide Ashland’s investors with performance measures that reflect the impact to operations from trends in changes in sales, margin and operating expenses, providing a perspective not immediately apparent from net loss and operating loss. The adjustments Ashland makes to derive the non-GAAP financial measures of EBITDA and Adjusted EBITDA exclude items which may cause short-term fluctuations in net loss and operating loss and which Ashland does not consider to be the fundamental attributes or primary drivers of its business. EBITDA and Adjusted EBITDA provide disclosure on the same basis as that used by Ashland’s management to evaluate financial performance on a consolidated and reportable segment basis and provide consistency in our financial reporting, facilitate internal and external comparisons of Ashland’s historical operating performance and its segments and provide continuity to investors for comparability purposes.

Adjusted Diluted Earnings Per Share (EPS)

Adjusted Diluted EPS is defined as loss from continuing operations, adjusted for key items, net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted Diluted EPS metric enables Ashland to demonstrate what effect key items have on an earnings per diluted share basis by taking loss from continuing operations, adjusted for key items after tax that have been identified in the Adjusted EBITDA table, and dividing by the average outstanding diluted shares for the applicable period. Ashland’s management believes this presentation is helpful to illustrate how the key items have impacted this metric during the applicable period.

Adjusted Diluted Earnings Per Share (EPS) Excluding Intangibles Amortization Expense

The Adjusted Diluted EPS Excluding Intangibles Amortization Expense is adjusted earnings per share adjusted for intangibles amortization expense net of tax, divided by the average outstanding diluted shares for the applicable period. The Adjusted Diluted EPS, Excluding Intangibles Amortization Expense metric enables Ashland to demonstrate the impact of non-cash intangibles amortization expense on EPS, in addition to the key items previously mentioned. Ashland’s management believes this presentation is helpful to illustrate how previous acquisitions impact applicable period results.

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

EBITDA and Adjusted EBITDA

EBITDA totaled $40 million and ($129) million for the three months ended December 31, 2025 and 2024, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

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
•
Other plant optimization costs – During the three months ended December 31, 2025 and 2024, Ashland incurred inventory adjustments and production costs associated with product line optimization actions;
•
Restructuring, separation and other costs – Ashland periodically implements company-wide and targeted cost reduction programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure. Ashland often incurs severance, facility and integration costs associated with these programs. See Note D of the Notes to Condensed Consolidated Financial Statements for further information;
•
Accelerated depreciation – As a result of product line optimization activities at manufacturing facilities within the Specialty Additives reportable segment, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three months ended December 31, 2025. See Note D of the Notes to Condensed Consolidated Financial Statements for more information;

•
Avoca business impairment – During the three months ended December 31, 2024, Ashland entered into an agreement to sell substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information; and
•
Income on divestitures, net – Ashland recorded income of $2 million during the three months ended December 31, 2025. The income was related to the pre-tax gains in connection with the sale of excess corporate property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

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

	Three months ended
	December 31
(In millions)	2025	2024
Net loss	$(12)	$(165)
Income tax benefit	(1)	(43)
Net interest and other expense	8	28
Depreciation and amortization(a)	45	51
EBITDA	40	(129)
Income from discontinued operations, net of income taxes	(2)	(1)
Key items included in EBITDA:
Environmental reserve adjustments	10	1
Other plant optimization costs	5	3
Restructuring, separation and other costs	4	3
Accelerated depreciation	3	—
Avoca business impairment	—	183
Loss on pension plan remeasurements	—	1
Income on divestitures, net	(2)	—
Total key items included in EBITDA	20	191
Adjusted EBITDA	$58	$61

Total key items included in EBITDA	$20	$191
Unrealized (gains) losses on securities	(2)	17
Total key items, before tax	$18	$208

(a)
Depreciation and amortization excludes accelerated depreciation of $3 million for Specialty Additives reportable segment for the three months ended December 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Diluted EPS and Adjusted Diluted EPS

The following table reflects the U.S. GAAP calculation for the loss from continuing operations adjusted for the cumulative diluted EPS effect for key items after tax that have been identified in the Adjusted EBITDA table in the previous section. Key items are defined as the financial effects from significant transactions that may have caused short-term fluctuations in net loss and/or operating loss which Ashland believes do not accurately reflect Ashland’s underlying business performance and trends. The Adjusted Diluted EPS for the loss from continuing operations in the following table has been prepared to illustrate the ongoing effects of Ashland’s operations. Management believes investors and analysts use this financial measure in assessing Ashland's business performance and that presenting this non-GAAP financial measure on a consolidated basis assists investors in better understanding Ashland’s ongoing business performance and enhances their ability to compare period-to-period financial results.

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized (gains) losses on securities – represents (gains) or losses recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three months ended December 31, 2024; and
•
Other and tax reform related activity – primarily represents tax specific key items associated with final tax regulations and tax reform related activity for the three months ended December 31, 2024.

	Three months ended
	December 31
	2025	2024
Diluted EPS from continuing operations (as reported)	$(0.30)	$(3.51)
Key items, before tax:
Environmental reserve adjustments	0.22	0.02
Other plant optimization costs	0.11	0.06
Restructuring, separation and other costs	0.08	0.06
Accelerated depreciation	0.06	—
Avoca business impairment	—	3.89
Loss on pension plan remeasurements	—	0.02
Income on divestitures, net	(0.04)	—
Unrealized (gains) losses on securities	(0.05)	0.35
Key items, before tax	0.38	4.40
Tax effect of key items(a)	(0.09)	(1.07)
Key items, after tax	0.29	3.33
Tax specific key items:
Uncertain tax positions	—	0.02
Other and tax reform related activity	—	0.15
Tax specific key items(b)	—	0.17
Total key items	0.29	3.50
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$(0.01)	$(0.01)
Amortization expense adjustment (net of tax)(c)	$0.27	$0.29
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$0.26	$0.28

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% and 21% for the three months ended December 31, 2025 and 2024, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and Other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. There were no material changes in methodology for the three months ended December 31, 2025 or 2024.

The following table discloses sales, operating loss, depreciation and amortization and EBITDA by reportable segment:

	Three months ended
	December 31
(In millions - unaudited)	2025	2024	Change
SALES
Life Sciences	$139	$134	$5
Personal Care	123	134	(11)
Specialty Additives	102	115	(13)
Intermediates	31	33	(2)
Intersegment sales(a)	(9)	(11)	2
	$386	$405	$(19)
OPERATING INCOME (LOSS)
Life Sciences	$17	$14	$3
Personal Care	11	11	—
Specialty Additives	(8)	(5)	(3)
Intermediates	—	3	(3)
Unallocated and other(b)	(26)	(202)	176
	$(6)	$(179)	$173
DEPRECIATION EXPENSE
Life Sciences	$9	$9	$—
Personal Care	7	8	(1)
Specialty Additives	16	14	2
Intermediates	1	3	(2)
	$33	$34	$(1)
AMORTIZATION EXPENSE
Life Sciences	$5	$5	$—
Personal Care	8	10	(2)
Specialty Additives	2	2	—
Intermediates	—	—	—
	$15	$17	$(2)
EBITDA(c)
Life Sciences	$31	$28	$3
Personal Care	26	29	(3)
Specialty Additives	10	11	(1)
Intermediates	1	6	(5)
Unallocated and other	(26)	(202)	176
	$42	$(128)	$170

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes a $2 million gain on sale of excess corporate property and $183 million impairment charge related to the Avoca business for the three months ended December 31, 2025 and 2024, respectively, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Excludes income from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment.

Three months ended
(In millions)	December 31, 2025
Sales change
Volume	$4
Foreign Currency	3
Price/mix	(2)
$5

The following table provides a reconciliation of the change in operating income for the Life Sciences reportable segment.

Three months ended
(In millions)	December 31, 2025
Operating income change
Volume	$2
Cost	1
Foreign Currency	1
Price/mix	(1)
$3

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. Life Sciences had no key items in the three months ended December 31, 2025 or 2024.

	Life Sciences
	Three months ended December 31
(In millions)	2025	2024	Change
Operating income	$17	$14	$3
Depreciation and amortization	14	14	—
EBITDA	$31	$28	3
Operating income as a percent of sales	12.2%	10.4%	180 bps
EBITDA as a percent of sales	22.3%	20.9%	140 bps

Three months ended December 31, 2025 compared to three months ended December 31, 2024

Life Sciences' sales, operating income and EBITDA increased in the current quarter primarily due to higher volume, favorable foreign currency exchange, and lower costs, partially offset by unfavorable price/mix.

Personal Care

Personal Care is comprised of biofunctionals, microbial protectants (preservatives), skin care, sun care, oral care, hair care and household solutions. These businesses have a broad range of natural, nature-derived, biodegradable, and high-performance ingredients for customer driven solutions to help protect, renew, moisturize and revitalize skin and hair, and provide solutions for toothpastes, mouth washes and rinses, denture cleaning and care for teeth. Personal Care supplies nature-derived rheology ingredients, biodegradable surface wetting agents, performance encapsulates, and specialty polymers for household, industrial and institutional cleaning products. Customers include formulators at large multinational branded consumer products companies and smaller, independent boutique companies. The Avoca business was sold in March 2025. See Note B of the Notes to Condensed Consolidated Financial Statements for additional information.

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment.

Three months ended
(In millions)	December 31, 2025
Sales change
Avoca business	$(10)
Volume	(2)
Price/mix	(2)
Foreign Currency	3
$(11)

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment.

Three months ended
(In millions)	December 31, 2025
Operating income change
Volume	$(2)
Cost	(1)
Avoca business	2
Foreign Currency	1
$—

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of

Personal Care. There were key items in the three months ended December 31, 2024. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Personal Care
	Three months ended December 31
(In millions)	2025	2024	Change
Operating income	$11	$11	$—
Depreciation and amortization	15	18	(3)
EBITDA	$26	$29	(3)
Other plant optimization costs	—	1	(1)
Adjusted EBITDA	$26	$30	$(4)
Operating income as a percent of sales	8.9%	8.2%	70 bps
Adjusted EBITDA as a percent of sales	21.1%	22.4%	-130 bps

Three months ended December 31, 2025 compared to three months ended December 31, 2024

Personal Care's sales, EBITDA and Adjusted EBITDA decreased in the current quarter due to lower volume, the impact of the Avoca business sale and unfavorable price/mix partially offset favorable foreign currency exchange. Operating income remained consistent compared to prior year quarter.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment.

Three months ended
(In millions)	December 31, 2025
Sales change
Volume	$(13)
Price/mix	(2)
Foreign Currency	2
$(13)

The following table provides a reconciliation of the change in operating loss for the Specialty Additives reportable segment.

Three months ended
(In millions)	December 31, 2025
Operating loss change
Volume	$(3)
Price/mix	(1)
Costs	1
$(3)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. There were key items in the three months ended December 31, 2025 and 2024. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Specialty Additives
	Three months ended December 31
(In millions)	2025	2024	Change
Operating loss	$(8)	$(5)	$(3)
Depreciation and amortization(a)	15	16	(1)
EBITDA	7	11	(4)
Accelerated depreciation	3	—	3
Other plant optimization costs	5	2	3
Adjusted EBITDA	$15	$13	$2
Operating loss as a percent of sales	-7.8%	-4.3%	-350 bps
Adjusted EBITDA as a percent of sales	14.7%	11.3%	340 bps

(a)
Depreciation and amortization for Specialty Additives excludes accelerated depreciation of $3 million for the three months ended December 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended December 31, 2025 compared to three months ended December 31, 2024

Specialty Additives sales, operating loss and EBITDA for the quarter decreased as a result of lower volume and unfavorable price/mix, partially offset by favorable foreign currency exchange. Adjusted EBITDA increased compared to the prior year quarter primarily due to improved cost performance that offset lower sales volumes and pricing.

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

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment.

Three months ended
(In millions)	December 31, 2025
Sales change
Volume	$(1)
Price/mix	(1)
$(2)

The following table provides a reconciliation of the change in operating income for the Intermediates reportable segment.

Three months ended
(In millions)	December 31, 2025
Operating income change
Cost	$(4)
Volume	(2)
Price/mix	3
$(3)

EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three months ended December 31, 2025 or 2024.

	Intermediates
	Three months ended December 31
(In millions)	2025	2024	Change
Operating income	$—	$3	$(3)
Depreciation and amortization	1	3	(2)
EBITDA	$1	$6	$(5)
Operating income as a percent of sales	Not meaningful	9.1%	-910 bps
EBITDA as a percent of sales	3.2%	18.2%	-1500 bps

Three months ended December 31, 2025 compared to three months ended December 31, 2024

Intermediates' sales, operating income and EBITDA decreased primarily due to lower volume and higher costs partially offset by favorable price/mix.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss between the three months ended December 31, 2025 and 2024.

	Unallocated and other
	Three months ended December 31
(In millions)	2025	2024	Change
Restructuring activities	$(4)	$(3)	$(1)
Environmental expenses	(10)	(1)	(9)
Income (loss) on acquisitions and divestitures, net	2	(183)	185
Other expenses (primarily governance and legacy expenses)	(14)	(15)	1
Total expense	$(26)	$(202)	$176

Three months ended December 31, 2025 compared to three months ended December 31, 2024

The current and prior year quarter included expense of $4 million and $3 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

The current and prior year quarter included $10 million and $1 million for environmental expenses, respectively.

The current year included a $2 million income on the sale of excess corporate property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

The prior year quarter included losses of $183 million, related to the Avoca business impairment. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. There were $5 million of confirmed invoices, of which $1 million were paid during the three months ended December 31, 2025. There were $4 million and less than $1 million of confirmed invoices remaining under this program at December 31, 2025 and September 30, 2025, respectively.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Three months ended
	December 31
(In millions)	2025	2024
Cash provided (used) by:
Operating activities from continuing operations	$125	$(30)
Investing activities from continuing operations	2	(18)
Financing activities from continuing operations	(21)	(22)
Discontinued operations	(16)	(10)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	$89	$(81)

Cash and cash equivalents increased $89 million for the three months ended December 31, 2025 and decreased $81 million for the three months ended December 31, 2024.

The $89 million increase for the three months ended December 31, 2025, was primarily driven by favorable changes in working capital (fluctuations within accounts receivable, inventory, trade payables and accrued expenses) and other operating cash flows from continuing operations which amounted to inflows of $125 million primarily related to the receipt of a federal tax refund of $103 million. These inflows were partially offset from outflows from payment of cash dividends and discontinued operations primarily related to retained liabilities for asbestos and environmental claims of $19 million and $16 million, respectively.

The $81 million decrease for the three months ended December 31, 2024, was primarily driven by payment of cash dividends and additions to property, plant and equipment of $19 million and $23 million, respectively. Operating cash flows from continuing operations were outflows of $30 million, while discontinued operations cash flows were outflows of $10 million.

The change in cash flows from operating activities from continuing operations was primarily driven by favorable working capital, including the favorable impact between periods of the U.S. and Foreign Accounts Receivable Sales Program activity, and the receipt of a federal tax refund of $103 million.

See the Statements of Condensed Consolidated Cash Flows for additional information.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Three months ended
	December 31
(In millions)	2025	2024
Total cash flows provided (used) by operating activities from continuing operations	$125	$(30)
less:
Additions to property, plant and equipment	(14)	(23)
Free Cash Flow	111	(53)
Tax refund(a)	(103)	—
Cash outflows from U.S. Accounts Receivable Sales Program(b)	—	7
Cash outflows from Foreign Accounts Receivable Sales Program(c)	7	13
Restructuring-related payments(d)	5	3
Environmental and related litigation payments(e)	6	4
Ongoing Free Cash Flow	$26	$(26)

Net loss	$(12)	$(165)
Adjusted EBITDA(f)	$58	$61

Operating Cash Flow Conversion(g)	Not meaningful	18%
Ongoing Free Cash Flow Conversion(h)	45%	-43%

(a)
Represents receipt of the tax refund related to the capital loss carryback from the Nutraceutical divestiture.
(b)
Represents activity associated with the U.S. Accounts Receivable Sales Program impacting each period presented.
(c)
Represents activity associated with the Foreign Accounts Receivable Sales Program impacting each period presented.
(d)
Restructuring payments incurred during each period.
(e)
Represents cash outflows associated with environmental and related litigation payments which will be reimbursed by the environmental trust.
(f)
See Adjusted EBITDA reconciliation.
(g)
Operating Cash Flow Conversion is defined as Cash flows provided (used) by operating activities from continuing operations divided by Net loss.
(h)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $788 million and $782 million as of December 31, 2025 and September 30, 2025, respectively. Liquid assets (cash, cash equivalents and accounts receivable) amounted to 135% and 108% of current liabilities as of December 31, 2025 and September 30, 2025, respectively. The increase in Ongoing Free Cash Flows was primarily a result of favorable working capital, lower additions to property, plant and equipment and lower variable compensation payouts between periods.

The following summary reflects Ashland’s cash and cash equivalents, unused borrowing capacity and liquidity as of:

	December 31	September 30
(In millions)	2025	2025
Cash and investment securities
Cash and cash equivalents	$304	$215
Restricted investments(a)	347	347

Unused borrowing capacity and liquidity
Revolving credit facility	596	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $225 million and $231 million related to the Asbestos trust and $122 million and $116 million related to the Environmental trust as of December 31, 2025 and September 30, 2025, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million revolving credit facility less a reduction of $4 million for letters of credit outstanding at December 31, 2025. In total, Ashland’s available liquidity position, which includes cash and cash equivalents and the revolving credit facility, was $900 million at December 31, 2025, compared to $811 million at September 30, 2025. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs as of December 31, 2025. Ashland also maintained $347 million of restricted investments at December 31, 2025 to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	December 31	September 30
(In millions)	2025	2025
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,387	1,384
Total debt	$1,387	$1,384

(a)
Includes $9 million and $10 million of debt issuance cost discounts as of December 31, 2025 and September 30, 2025, respectively.

Debt as a percent of capital employed was 42% at both December 31, 2025 and September 30, 2025. At December 31, 2025, Ashland’s total debt had an outstanding principal balance of $1,420 million, discounts of $24 million, and debt issuance costs of $9 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2026, $4 million in 2027, $588 million due in fiscal 2028, $97 million due in 2029, zero in 2030, and $450 million in 2031.

Ashland credit ratings

Ashland’s corporate credit rating by Standard & Poor’s remained unchanged, while Moody’s Investor Services was downgraded to Ba2 during the three months ended December 31, 2025. As of December 31, 2025, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's 2022 credit agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of December 31, 2025, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net loss plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net loss. The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At December 31, 2025, Ashland’s calculation of the consolidated net leverage ratio was 2.7.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At December 31, 2025, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.6x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.3x.

Additional capital resources

Total equity

Total equity decreased by $26 million since September 30, 2025 to $1,878 million at December 31, 2025. The decrease of $26 million was due to net loss of $12 million and dividends of $19 million partially offset by $2 million of deferred translation gains and $3 million of common stock issued and other.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (the "2023 Stock Repurchase Program"). As of December 31, 2025, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

There was no stock repurchase activity during the three months ended December 31, 2025 and 2024.

Stockholder dividends

Ashland paid dividends of 41.5 cents per share for the first quarter of fiscal 2026 and 40.5 cents per share in the first quarter of fiscal 2025.

Capital expenditures

Capital expenditures were $14 million for the three months ended December 31, 2025, compared to $23 million for the three months ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, the accounting for goodwill and other indefinite-lived intangible assets and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the year ended September 30, 2025. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three months ended December 31, 2025.

OUTLOOK

Ashland is narrowing its full year fiscal 2026 Adjusted EBITDA guidance to a range of $400 to $420 million. The updated outlook reflects approximately $11 million of temporary impacts from the Calvert City startup delay and recent weather-related disruptions, all isolated to the second quarter. While the Company expects these impacts to be recoverable over time, the timing of absorption recovery remains uncertain and is reflected in the revised guidance range. All other elements of the Company’s full-year guidance remain unchanged.

While the broader macro environment remains mixed, Ashland’s core end markets in Personal Care and Life Sciences continue to demonstrate resilience, supported by stable fundamentals and ongoing traction across innovation-driven and globalized product lines. The Company’s cost savings actions are progressing and continue to support improved visibility into achieving the full-year framework. Early second quarter sales trends have been encouraging, reflecting momentum in several consumer-focused markets. Ashland continues to expect the year to follow a typical seasonal cadence with stronger performance in the second half as commercial activity and operational efficiencies build.

Narrowing prior guidance

•
Sales: $1,835 million to $1,905 million, supported by continued momentum in innovation-driven and globalized product lines;
•
Adjusted EBITDA: $400 million to $420 million; prior guidance $400 million to $430 million;
•
Adjusted Diluted Earnings Per Share Excluding Intangibles Amortization: double digit plus growth reflecting operating improvement and progress in Portfolio Optimization; and
•
Ongoing Free Cash Flow Conversion: approximately 50 percent of Adjusted EBITDA with capital expenditures of approximately $100 million.

Key planning assumptions

•
Portfolio Optimization initiatives completed last year continue to support mix improvement and structural margin resiliency;
•
Demand in Life Sciences and Personal Care is expected to remain resilient, supported by stable fundamentals and progress across innovation-driven product lines;
•
Specialty Additives and Intermediates markets remain mixed, with a coatings recovery expected to be regionally uneven until broader industrial and housing activity improves;
•
Growth in high value globalized platforms including biofunctional actives, microbial protection, injectables, and tablet coatings is expected to outpace underlying markets;
•
Manufacturing assumptions reflect approximately $11 million of temporary impacts from the Calvert City startup delay and recent weather-related disruptions, all isolated to the second quarter, with absorption recovery expected over time as visibility improves;
•
The manufacturing optimization program remains on track, and the associated benefits are expected to strengthen as the year progresses; the company continues to expect approximately $30 million in cost savings under the $90 million dollar program for fiscal 2026;
•
HEC network performance continues to improve as post consolidation cost escalation moderates and productivity initiatives advance, with additional operational stability and cost benefits expected to build through the year;
•
Raw material costs are assumed to remain generally stable to positive with supply chains performing reliably, in line with recent trends; and
•
Tariff-related uncertainty remains elevated, and the outlook assumes no material incremental impacts beyond known exposures, with mitigation actions aligned to current regulatory expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at December 31, 2025 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting - During the three months ended December 31, 2025, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of December 31, 2025, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 53 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of December 31, 2025. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of December 31, 2025.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended December 31, 2025 was as follow:

Issuer Purchases of Equity Securities
Q1 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2025 to October 31, 2025	—	$—	—	$520
November 1, 2025 to November 30, 2025	—	—	—	520
December 1, 2025 to December 31, 2025	—	—	—	520
Total	—		—	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of December 31, 2025, $520 million remained available for repurchase under this authorization.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended December 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Balance Sheets at December 31, 2025 and September 30, 2025; (iii) Statements of Condensed Consolidated Cash Flows for the three months ended December 31, 2025 and December 31, 2024; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
February 3, 2026	/s/ William C. Whitaker
William C. Whitaker
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)