Form 10-Q
period 2026-03-31
ASHLAND INC.
filed 2026-04-29
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At March 31, 2026, there were 45,787,777 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	March 31		March 31
(In millions except per share data - unaudited)	2026	2025	2026	2025
Sales - Note P	$482	$479	$868	$884
Cost of sales - Note Q	335	332	616	626
Gross profit	147	147	252	258

Selling, general and administrative expense - Note Q	79	85	165	162
Research and development expense - Note Q	14	14	27	28
Intangibles amortization expense - Note G and Note Q	15	15	30	32
Equity and other income - Note Q	—	—	1	1
Income (loss) on divestitures, net - Note B and Note Q	—	18	2	(165)
Operating income (loss)	39	51	33	(128)

Net interest and other expense	18	11	26	39
Other net periodic benefit loss - Note K	1	1	2	3
Income (loss) from continuing operations before income taxes	20	39	5	(170)
Income tax expense (benefit) - Note J	5	9	4	(34)
Income (loss) from continuing operations	15	30	1	(136)
Income from discontinued operations, net of income taxes - Note C	1	1	3	1
Net income (loss)	$16	$31	$4	$(135)

PER SHARE DATA
Basic earnings (loss) per share - Note M
Income (loss) from continuing operations	$0.32	$0.63	$0.02	$(2.91)
Income from discontinued operations	0.02	0.02	0.06	0.03
Net income (loss)	$0.34	$0.65	$0.08	$(2.88)

Diluted earnings (loss) per share - Note M
Income (loss) from continuing operations	$0.32	$0.63	$0.02	$(2.91)
Income from discontinued operations	0.02	0.02	0.06	0.03
Net income (loss)	$0.34	$0.65	$0.08	$(2.88)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$16	$31	$4	$(135)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	(12)	49	(10)	(45)
Unrealized gain on commodity hedges	—	2	—	3
Other comprehensive income (loss) - Note N	(12)	51	(10)	(42)
Comprehensive income (loss)	$4	$82	$(6)	$(177)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	March 31 2026	September 30 2025
ASSETS
Current assets
Cash and cash equivalents	$343	$215
Accounts receivable, net(a) - Note H	244	242
Inventories - Note F	506	568
Other assets	116	180
Total current assets	1,209	1,205
Noncurrent assets
Property, plant and equipment
Cost	3,362	3,355
Accumulated depreciation	2,199	2,154
Net property, plant and equipment	1,163	1,201
Goodwill - Note G	700	705
Intangibles - Note G	529	563
Operating lease assets, net - Note I	101	103
Restricted investments - Note E	276	297
Asbestos insurance receivable, net(b) - Note L	122	127
Deferred income taxes	157	157
Other assets	242	253
Total noncurrent assets	3,290	3,406
Total assets	$4,499	$4,611

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$181	$189
Accrued expenses and other liabilities	195	213
Current operating lease obligations - Note I	19	21
Total current liabilities	395	423
Noncurrent liabilities
Long-term debt - Note H	1,374	1,384
Asbestos litigation reserves - Note L	362	389
Deferred income taxes	31	31
Employee benefit obligations - Note K	96	96
Operating lease obligations - Note I	85	85
Other liabilities	290	299
Total noncurrent liabilities	2,238	2,284
Commitments and contingencies - Note I and L
Equity - Note N	1,866	1,904

Total liabilities and equity	$4,499	$4,611

(a)
Accounts receivable, net includes an allowance for credit losses of $4 million and $2 million at March 31, 2026 and September 30, 2025, respectively.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both March 31, 2026 and September 30, 2025.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Six months ended
	March 31
(In millions - unaudited)	2026	2025
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$4	$(135)
Income from discontinued operations, net of income taxes	(3)	(1)
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	93	111
Original issue discount and debt issuance costs amortization	4	3
Deferred income taxes	3	1
Gain from sales of property, plant and equipment	(2)	(11)
Income from affiliates	(1)	(1)
Stock based compensation expense	9	9
Loss from excess tax deduction on stock based compensation	(2)	—
(Income) loss from restricted investments	(5)	7
Loss on divestitures, net	—	176
Pension contributions	(5)	(7)
Loss on pension and other postretirement plan remeasurements	—	1
Change in operating assets and liabilities	80	(174)
Total cash flows provided (used) by operating activities from continuing operations	175	(21)
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(31)	(44)
Proceeds from disposal of property, plant and equipment	4	11
Proceeds from sale of operations	—	16
Proceeds from settlement of Company-owned life insurance contracts	20	—
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(7)	(8)
Reimbursements from restricted investments	33	25
Proceeds from sale of securities	27	24
Purchases of securities	(27)	(24)
Total cash flows provided (used) by investing activities from continuing operations	18	(1)
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	—	(100)
Proceeds from short-term debt	—	50
Cash dividends paid	(38)	(38)
Stock based compensation employee withholding taxes paid in cash	(2)	(3)
Total cash flows used by financing activities from continuing operations	(40)	(91)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	153	(113)
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(25)	(18)
Total cash used by discontinued operations	(25)	(18)
Effect of currency exchange rate changes on cash and cash equivalents(a)	—	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128	(132)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	215	300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$343	$168

(a)
Zero denotes less than $1 million of activity.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 20, 2025. Results of operations for the three and six months ended March 31, 2026, are not necessarily indicative of the expected results for the remainder of the fiscal year.

Ashland is comprised of the following reportable segments: Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. For additional information about Ashland's reportable segments, see Note Q.

Use of estimates, risks and uncertainties

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, accounting for goodwill and other indefinite-lived intangible assets and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

New accounting pronouncements

A description of new U.S. GAAP accounting standards issued or adopted during the current quarter is required in interim financial reporting. A detailed listing of new accounting standards relevant to Ashland is included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no new accounting pronouncements recently adopted or issued since then that are expected to have a material impact on the Condensed Consolidated Financial Statements.

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

Ashland recorded an impairment charge of zero and $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2025. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

Other corporate assets

During the six months ended March 31, 2026, Ashland completed the sale of an excess land property with a net book value of $2 million. Ashland received net proceeds of $4 million and recorded a pre-tax gain of $2 million within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2026.

During the three months ended March 31, 2025, Ashland completed the sale of an excess land property with a net book value of zero. Ashland received net proceeds and recorded a pre-tax gain of $11 million within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025.

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

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and six months ended March 31, 2026 and 2025:

•
The Performance Adhesives business divested in 2022;
•
The separation of Valvoline Inc. (Valvoline) business divested in 2017; and
•
The sale of Ashland Water Technologies (Water Technologies) business divested in 2014.

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Water Technologies	$—	$—	$2	$—
Performance Adhesives	—	(1)	—	(1)
Valvoline	1	2	1	2
	$1	$1	$3	$1

NOTE D – RESTRUCTURING ACTIVITIES

Ashland periodically implements restructuring programs related to acquisitions, divestitures and other cost reduction programs in order to enhance profitability through streamlined operations and an improved overall cost structure.

Restructuring costs

During fiscal 2025, Ashland initiated a restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024, the Avoca business sale completed in fiscal 2025, and other portfolio optimization actions ("2025 Restructuring Program"). As a part of the 2025 Restructuring Program, Ashland is also advancing a multi-year manufacturing network optimization to improve operational cost and strengthen its competitive position. The 2025 Restructuring Program continued into fiscal 2026.

During fiscal 2023, Ashland implemented targeted organizational restructuring actions to reduce costs ("2023 Restructuring Program"). The 2023 Restructuring Program is now completed.

The following tables detail the amount of restructuring severance expense related to these programs.

	Three months ended March 31, 2026		Three months ended March 31, 2025
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring Program	$1	$(2)	$8	$(5)
2023 Restructuring Program	—	—	—	(8)
Total	$1	$(2)	$8	$(13)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025.

	Six months ended March 31, 2026		Six months ended March 31, 2025
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense (income)(a)	Utilization (cash paid)
2025 Restructuring Program	$2	$(4)	$12	$(6)
2023 Restructuring Program	1	(2)	(2)	(9)
Total	$3	$(6)	$10	$(15)

(a)
Severance expense (income) is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2026 and 2025.

The following table details at March 31, 2026, the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2025(a)	$5	$1
Restructuring reserve	2	1
Utilization (cash paid)	(4)	(2)
Balance at March 31, 2026(a)	$3	$—

(a)
The restructuring severance liabilities associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2026 and September 30, 2025.

Plant optimization actions

Ashland's portfolio optimization actions have included manufacturing network optimization projects associated with carboxymethylcellulose ("CMC"), industrial methylcellulose ("MC"), vinyl pyrrolidone and derivatives ("VP&D") and hydroxyethylcellulose ("HEC").

During the three and six months ended March 31, 2026, Ashland incurred zero and $3 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

During both the three and six months ended March 31, 2025, Ashland incurred $13 million of accelerated depreciation for product line optimization activities associated with a Life Sciences manufacturing facility, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

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

The following table summarizes financial instruments subject to recurring fair value measurements as of March 31, 2026:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$343	$343	$343	$—	$—
Restricted investments(a)(b)	326	326	326	—	—
Investment of captive insurance company(c)	7	7	7	—	—
Commodity derivatives(d)	1	1	—	1	—
Total assets at fair value	$677	$677	$676	$1	$—

Liabilities
Foreign currency derivatives(e)	$2	$2	$—	$2	$—
Commodity derivatives(e)	1	1	—	1	—
Total liabilities at fair value	$3	$3	$—	$3	$—

(a)
Includes $276 million within restricted investments and $50 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $213 million related to the Asbestos trust and $113 million related to the Environmental trust.
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

Restricted investments

Ashland maintains certain investments in Company restricted renewable annual trusts for the purpose of paying future asbestos indemnity and defense costs and future environmental remediation and related litigation costs. The financial instruments are designated as investment securities, classified as Level 1 measurements within the fair value hierarchy. These investment securities were classified primarily as noncurrent restricted investment assets, with $50 million classified within other current assets, in the Condensed Consolidated Balance Sheets at both March 31, 2026 and September 30, 2025.

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2026
Demand deposit	$3	$—	$—	$3
Equity mutual fund	94	60	—	154
Fixed income mutual fund	202	—	(33)	169
Fair value	$299	$60	$(33)	$326

September 30, 2025
Demand deposit	$3	$—	$—	$3
Equity mutual fund	103	67	—	170
Fixed income mutual fund	205	—	(31)	174
Fair value	$311	$67	$(31)	$347

The following table presents the investment income, net gains and losses realized, funds restricted for specific transactions, and disbursements related to restricted investments:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Investment income(a)	$2	$3	$8	$8
Net gains (losses)(a)	(5)	3	(3)	(14)
Funds restricted for specific transactions	—	8	7	8
Disbursements	(18)	(19)	(33)	(25)

(a)
Included in the net interest and other expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

Foreign currency derivatives

Ashland conducts business in a variety of foreign currencies. Accordingly, Ashland regularly uses foreign currency derivative instruments to manage exposure on certain transactions denominated in foreign currencies to curtail potential earnings volatility effects of certain assets and liabilities, including short-term intercompany loans, denominated in currencies other than Ashland’s functional currency of an entity. These derivative contracts generally require exchange of one foreign currency for another at a fixed rate at a future date and generally have maturities of less than twelve months. All contracts are valued at fair value with net changes in fair value recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). The impacts of these contracts were largely offset by gains and losses resulting from the impact of changes in exchange rates on transactions denominated in non-functional currencies. The following table summarizes the gains (losses) recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Foreign currency derivative gains (losses)	$(3)	$12	$(2)	$(3)

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	March 31	September 30
(In millions)	2026	2025
Foreign currency derivative assets(a)	$—	$—
Notional contract values	26	44

Foreign currency derivative liabilities	$2	$1
Notional contract values	171	128

(a)
Zero denotes less than $1 million of activity.

Commodity derivatives

Natural gas derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

The following table summarizes the net gains (losses) recognized within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Commodity derivative gains (losses)	$1	$—	$1	$(1)

The following table summarizes the fair values of the outstanding natural gas derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	March 31	September 30
(In millions)	2026	2025
Commodity derivative assets	$1	$1
Notional contract values	2	6

Commodity derivative liabilities	$1	$1
Notional contract values	9	7

Other commodity derivatives

During the three months ended March 31, 2026, Ashland entered into a series of forward contracts to manage its exposure to the market volatility of butane consumed by its U.S. plants during the manufacturing process. These derivative instruments qualify as a hedge of future cash flows, are recognized as either assets or liabilities on the Condensed Consolidated Balance Sheets and are measured at fair value. Gains and losses related to an instrument that qualifies for hedge accounting are either recognized in the Statements of Condensed Consolidated Comprehensive Income (Loss) immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive loss and subsequently recognized in the Statements of Condensed Consolidated Comprehensive Income (Loss) when the hedged item affects net income (loss). Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the relevant period. These contracts did not have a material impact on Ashland’s Condensed Consolidated Financial Statements during the three and six months ended March 31, 2026.

Other financial instruments

At March 31, 2026 and September 30, 2025, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,383 million and $1,394 million, respectively, compared to a fair value of $1,333 million and $1,366 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	March 31	September 30
(In millions)	2026	2025
Finished products	$371	$421
Raw materials, supplies and work in process	135	147
	$506	$568

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified during the three and six months ended March 31, 2026.

The following is a progression of goodwill by reportable segment for the six months ended March 31, 2026:

	Life	Personal	Specialty
(In millions)	Sciences	Care	Additives	Intermediates	Total
Balance at September 30, 2025(a)	$466	$127	$112	$—	$705
Currency translation	(4)	(1)	—	—	(5)
Balance at March 31, 2026(a)	$462	$126	$112	$—	$700

(a)
As of both March 31, 2026 and September 30, 2025, there were accumulated impairments of $375 million, $356 million, $505 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

Ashland annually reviews, as of July 1, indefinite-lived intangible assets for impairment or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

No indicators of impairment were identified for indefinite-lived trademarks and trade names during the three and six months ended March 31, 2026.

Other intangible assets were comprised of the following as of:

	March 31, 2026			September 30, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$74	$(41)	$33	$75	$(39)	$36
Intellectual property	678	(649)	29	683	(638)	45
Customer lists	608	(419)	189	614	(410)	204
Total definite-lived intangible assets	1,360	(1,109)	251	1,372	(1,087)	285

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total indefinite-lived intangible assets	$1,638	$(1,109)	$529	$1,650	$(1,087)	$563

Amortization expense recognized on other intangible assets was $15 million for both the three months ended March 31, 2026 and 2025, and $30 million and $32 million for the six months ended March 31, 2026 and 2025, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $60 million in 2026 (includes six months actual and six months estimated), $37 million in 2027, $34 million in 2028, $27 million in 2029 and $19 million in 2030. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	March 31, 2026	September 30, 2025
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	573	586
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	74	72
Other(a)	(5)	(6)
Long-term debt (less debt issuance costs)(b)	$1,374	$1,384

(a)
Other includes $9 million and $10 million of debt issuance costs as of March 31, 2026 and September 30, 2025, respectively.
(b)
The current portion of the long-term debt was zero for both March 31, 2026 and September 30, 2025.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of March 31, 2026: zero 2026, $4 million in 2027, $573 million in 2028, $97 million in 2029, zero in 2030 and $450 million in 2031.

Accounts receivable facilities and supply chain finance program

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

U.S. Accounts Receivable Sales Program

Ashland recognized a loss of less than $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively, and $1 million and $2 million for the six months ended March 31, 2026 and 2025, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $60 million in sales at March 31, 2026, against the buyer’s limit, which was $60 million at March 31, 2026 compared to $59 million of sales at September 30, 2025 against the buyer's limit, which was $59 million at September 30, 2025. Ashland transferred $72 million and $75 million in accounts receivable to the special purpose entity as of March 31, 2026 and September 30, 2025, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of both March 31, 2026 and September 30, 2025, of less than $1 million.

For the six months ended March 31, 2026 and 2025, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $77 million and $189 million, respectively, of which $76 million and $200 million, respectively, were collected which includes collections from sales in prior years transferred to the buyer. The difference between accounts receivable transferred and derecognized versus collected of $1 million and $11 million for the six months ended March 31, 2026 and 2025, respectively, represents the impact of a net increase and a net reduction in accounts receivable sales volume during each period, respectively.

Foreign Accounts Receivable Sales Program

Ashland recognized a loss of less than $1 million and $1 million within the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, respectively, and $1 million and $2 million for the six months ended March 31, 2026 and 2025, respectively, within the net interest and other expense caption associated with sales under the program. Ashland has recorded $104 million in sales at March 31, 2026 against the buyer’s limit, which was $104 million at March 31, 2026 compared to $103 million of sales at September 30, 2025 against the buyer's limit, which was $103 million at September 30, 2025. Ashland transferred

$147 million and $142 million, respectively, in accounts receivable to the special purpose entity as of March 31, 2026 and September 30, 2025, respectively. Ashland recorded liabilities related to its service obligations and limited guarantee as of both March 31, 2026 and September 30, 2025 of less than $1 million.

For the six months ended March 31, 2026 and 2025, the year-to-date gross cash proceeds received for accounts receivable transferred and derecognized were $52 million and $242 million, respectively, of which $45 million and $233 million, respectively, were collected. The difference between accounts receivable transferred and derecognized versus collected of $7 million and $9 million for the six months ended March 31, 2026 and 2025, respectively, represents the impact of a net increase in accounts receivable sales volume during each period, respectively.

Supply Chain Finance Program

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. A rollforward of obligations confirmed and paid is presented below:

(In millions)	Three months ended March 31, 2026	Six months ended March 31, 2026
Confirmed obligations outstanding at beginning of period	$4	$—
Invoices confirmed during the period	5	10
Confirmed invoices paid during the period	(4)	(5)
Confirmed obligations outstanding at end of period	$5	$5

Available borrowing capacity and liquidity

The borrowing capacity remaining under current credit agreement (the “2022 Credit Agreement”) was $596 million, which reflects the full $600 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of March 31, 2026.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of March 31, 2026.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2026, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under Ashland’s 2022 Credit Agreement is 4.0. At March 31, 2026, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. At March 31, 2026, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended		Six months ended
		March 31		March 31
(In millions)	Location	2026	2025	2026	2025
Lease cost:
Operating lease cost	Selling, general and administrative	$3	$3	$6	$6
Operating lease cost	Cost of sales	3	3	6	7
Variable lease cost	Selling, general and administrative	1	1	3	2
Variable lease cost	Cost of sales	1	2	2	4
Short-term leases	Cost of sales	1	1	1	2
Total lease cost		$9	$10	$18	$21

Right-of-use assets exchanged for new operating lease obligations were $3 million and $1 million for the three months ended March 31, 2026 and 2025, respectively, and $4 million and $2 million for the six months ended March 31, 2026 and 2025, respectively.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Operating cash flows from operating leases	$6	$6	$13	$13

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The effective tax rate was 25% and 80% for the three and six months ended March 31, 2026, respectively. The tax rate for the three months ended March 31, 2026, was primarily impacted by jurisdictional income mix and a net $1 million from favorable tax discrete items primarily related to changes in uncertain tax positions. The tax rate for the six months ended March 31, 2026, was primarily impacted by jurisdictional income mix, as well as a net $1 million from unfavorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

Prior fiscal year

The effective tax rate was 23% and 20% for the three and six months ended March 31, 2025, respectively. The tax rate for the three months ended March 31, 2025, was primarily impacted by jurisdictional income mix. The tax rate for the six months ended March 31, 2025, was impacted by jurisdictional income mix, as well as a net $7 million from unfavorable tax discrete items primarily related to changes in foreign tax activity and final regulations issued in the U.S. impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the six months ended March 31, 2026:

(In millions)
Balance at October 1, 2025	$65
Decreases related to positions taken on items from prior years	(2)
Increases related to positions taken in the current year	1
Increases related to positions taken in the prior year	1
Balance at March 31, 2026	$65

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions between zero and $1 million for continuing operations. For the remaining balance as of March 31, 2026, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The postretirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan during the six months ended March 31, 2025. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit loss caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the six months ended March 31, 2025.

Plan contributions

For the six months ended March 31, 2026, Ashland contributed $2 million to its U.S. pension plans and $3 million to its non-U.S. pension plans. Ashland expects to make additional contributions of $3 million to its U.S. pension plans and $3 million to its non-U.S. pension plans during the remainder of fiscal 2026.

Components of net periodic benefit costs

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations:

	Pension benefits		Other postretirement benefits
(In millions)	2026	2025	2026	2025
Three months ended March 31
Service cost	$1	$1	$—	$—
Interest cost	3	3	—	1
Expected return on plan assets	(2)	(3)	—	—
Total net periodic benefit costs	$2	$1	$—	$1

Six months ended March 31
Service cost	$2	$2	$—	$—
Interest cost	6	6	1	1
Expected return on plan assets	(5)	(5)	—	—
Curtailment loss	—	1	—	—
Total net periodic benefit costs	$3	$4	$1	$1

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding Unallocated and other, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which netted to expense of $1 million and $2 million for the three and six months ended March 31, 2026, respectively, and expense of $1 million and $3 million for the three and six months ended March 31, 2025, respectively.

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

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows:

	Six months ended
	March 31		Years ended September 30
(In thousands)	2026	2025	2025	2024	2023
Open claims - beginning of year	40	41	41	42	44
New claims filed	1	1	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(1)	(1)	(3)	(2)	(3)
Open claims - end of period	40	41	40	41	42

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus.

Total reserves for asbestos claims were $239 million and $258 million at March 31, 2026 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Asbestos litigation reserves - beginning of year	$258	$274	$274	$281	$305
Reserve adjustment	—	—	16	24	9
Amounts paid	(19)	(18)	(32)	(31)	(33)
Asbestos litigation reserves - end of period(a)	$239	$256	$258	$274	$281

(a)
Includes $29 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both March 31, 2026 and September 30, 2025.

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

At March 31, 2026 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers amounted to $91 million (excluding the Hercules receivable for asbestos claims discussed below) and $95 million, respectively.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Insurance receivable - beginning of year	$95	$97	$97	$95	$101
Receivable adjustment	—	—	5	11	3
Amounts collected	(4)	(2)	(7)	(9)	(9)
Insurance receivable - end of period(a)(b)	$91	$95	$95	$97	$95

(a)
The allowance for credit losses was $1 million at both March 31, 2026 and September 30, 2025.
(b)
Includes $10 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at both March 31, 2026 and September 30, 2025.

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

	Six months ended
	March 31		Years ended September 30
(In thousands)	2026	2025	2025	2024	2023
Open claims - beginning of year	11	12	12	11	12
New claims filed	1	1	1	1	1
Claims dismissed	(1)	(1)	(2)	—	(2)
Open claims - end of period	11	12	11	12	11

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 40-year model developed with the assistance of Gnarus. Total reserves for asbestos claims were $169 million and $177 million at March 31, 2026 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Asbestos litigation reserves - beginning of year	$177	$185	$185	$191	$213
Reserve adjustments	—	—	10	14	(2)
Amounts paid	(8)	(5)	(18)	(20)	(20)
Asbestos litigation reserves - end of period(a)	$169	$180	$177	$185	$191

(a)
Includes $17 million classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at both March 31, 2026 and September 30, 2025.

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

As of March 31, 2026 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $47 million and $48 million, respectively.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Six months ended
	March 31		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Insurance receivable - beginning of year	$48	$50	$50	$47	$52
Receivable adjustment	—	—	4	6	(3)
Amounts collected	(1)	(4)	(6)	(3)	(2)
Insurance receivable - end of period(a)(b)	$47	$46	$48	$50	$47

(a)
The allowance for credit losses was $1 million at both March 31, 2026 and September 30, 2025.
(b)
Includes $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at both March 31, 2026 and September 30, 2025.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 40 year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $382 million for the Ashland asbestos-related litigation (current reserve of $239 million) and approximately $262 million for the Hercules asbestos-related litigation (current reserve of $169 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos litigation reserves generally decreases over time based on the expected lifetime of the reserves, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At March 31, 2026, such locations included 52 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 107 current and former operating facilities and about 1,225 service station properties, of which 15 are being actively remediated.

Ashland’s reserves for environmental remediation and related environmental litigation amounted to $219 million and $226 million at March 31, 2026 and September 30, 2025, respectively, of which $171 million and $179 million at March 31, 2026 and September 30, 2025, respectively, were classified in other noncurrent liabilities on the Condensed Consolidated Balance Sheets. The remaining reserves were classified in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Six months ended
	March 31
(In millions)	2026	2025
Environmental remediation reserves - beginning of year	$226	$221
Disbursements	(18)	(17)
Revised obligation estimates and accretion	11	3
Environmental remediation reserves - end of period	$219	$207

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At March 31, 2026 and September 30, 2025, Ashland’s recorded receivables for these probable insurance recoveries were $12 million and $14 million, respectively, of which $10 million and $12 million at March 31, 2026 and September 30, 2025, respectively, were classified in other noncurrent assets on the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Environmental expense	$1	$2	$11	$3
Legal expense	1	—	1	1
Total expense	2	2	12	4

Insurance receivable	—	—	—	(1)
Total expense, net of receivable activity	$2	$2	$12	$3

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $480 million. The largest reserve for any site is 22% of the environmental remediation reserves as of March 31, 2026.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of March 31, 2026. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2026.

NOTE M – EARNINGS (LOSS) PER SHARE

The following is the computation of basic and diluted earnings (loss) per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million and 1 million at March 31, 2026 and 2025, respectively. The majority of these shares are for warrants with a strike price of $128.66.

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2026	2025	2026	2025
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$15	$30	$1	$(136)
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	46	47	46	47
Share based awards convertible to common shares(a)	—	—	—	—
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	46	47	46	47
EPS from continuing operations
Basic	$0.32	$0.63	$0.02	$(2.91)
Diluted(a)	0.32	0.63	0.02	(2.91)

(a)
As a result of the loss from continuing operations attributable to Ashland during the six months ended March 31, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation. Convertible shares for each of the applicable periods was less than $1 million.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). As of March 31, 2026, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the common stock repurchase activity:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	—	1.50	—	1.50
Weighted-average price per share(a)	$—	$64.90	$—	$64.90
Aggregate purchase price(a)	$—	$100	$—	$100

(a)
Includes transaction costs.

Stockholder dividends

Dividends of 41.5 cents per share were paid in both the first and second quarters of fiscal 2026 and 40.5 cents per share were paid in both the first and second quarters of fiscal 2025.

Accumulated other comprehensive loss

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects:

	2026			2025
(In millions)	Before tax	Tax expense	Net of tax	Before tax	Tax benefit (expense)	Net of tax
Three months ended March 31
Other comprehensive income (loss)
Unrealized translation gain (loss)	$(12)	$—	$(12)	$49	$—	$49
Unrealized gain on commodity hedges	—	—	—	3	(1)	2
Total other comprehensive income (loss)	$(12)	$—	$(12)	$52	$(1)	$51

Six months ended March 31
Other comprehensive income (loss)
Unrealized translation loss	$(9)	$(1)	$(10)	$(46)	$1	$(45)
Unrealized gain on commodity hedges	—	—	—	4	(1)	3
Total other comprehensive loss	$(9)	$(1)	$(10)	$(42)	$—	$(42)

Summary of stockholders’ equity

A reconciliation of changes in stockholders’ equity are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2026	2025	2026	2025
Common stock and paid in capital
Balance, beginning of period	$9	$2	$7	$1
Common shares issued under stock incentive and other plans(a)	4	5	6	6
Common shares purchased under repurchase program(b)(c)	—	(6)	—	(6)
Balance, end of period	13	1	13	1
Retained earnings
Balance, beginning of period	2,268	3,131	2,298	3,315
Net income (loss)	16	31	4	(135)
Regular dividends	(19)	(19)	(38)	(38)
Common shares purchased under repurchase program(b)(c)	—	(95)	—	(95)
Other	(1)	—	—	1
Balance, end of period	2,264	3,048	2,264	3,048
Accumulated other comprehensive loss
Balance, beginning of period	(399)	(541)	(401)	(448)
Unrealized translation gain (loss)	(12)	49	(10)	(45)
Unrealized gain (loss) on commodity hedges	—	2	—	3
Balance, end of period	(411)	(490)	(411)	(490)
Total stockholders' equity	$1,866	$2,559	$1,866	$2,559
Cash dividends declared per common share	$0.415	$0.405	$0.830	$0.810

(a)
Common stock issued were 25,386 and 52,993 for the three months ended March 31, 2026 and 2025, respectively, and 78,012 and 128,401 for the six months ended March 31, 2026 and 2025, respectively. Includes zero for both the three months ended March 31, 2026 and 2025, and $2 million and $3 million for the six months ended March 31, 2026 and 2025, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common stock repurchased were zero for each of the three and six months ended March 31, 2026, and 1,541,320 for each of the three and six months ended March 31, 2025.
(c)
Includes zero in excise tax on common stock repurchases for both the three and six months ended March 31, 2026, and $1 million for both the three and six months ended March 31, 2025. Ashland paid a total of $100 million for the three and six months ended March 31, 2025 for common stock repurchases.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026(a)	2025(b)	2026(a)	2025(b)
Stock appreciation rights	$1	$—	$1	$—
Nonvested stock awards	3	3	6	6
Performance share awards	1	2	3	3
	$5	$5	$10	$9

(a)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2026, respectively, and zero and less than $1 million of expense related to cash-settled performance units during the three and six months ended March 31, 2026, respectively.
(b)
Included zero and $1 million of expense related to cash-settled nonvested restricted stock awards during the three and six months ended March 31, 2025, respectively, and zero and income of $1 million related to cash-settled performance units during the three and six months ended March 31, 2025, respectively.

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

Sales by geography
	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Life Sciences
North America	$32	$30	$59	$53
Europe	68	69	117	119
Asia Pacific	53	53	99	99
Latin America & other	19	20	36	35
	$172	$172	$311	$306

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Personal Care
North America	$38	$41	$68	$81
Europe	60	59	106	104
Asia Pacific	33	30	64	60
Latin America & other	19	16	35	34
	$150	$146	$273	$279

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Specialty Additives
North America	$43	$46	$79	$86
Europe	47	48	79	82
Asia Pacific	36	33	64	67
Latin America & other	8	7	14	14
	$134	$134	$236	$249

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Intermediates
North America	$25	$25	$44	$48
Europe	5	6	10	11
Asia Pacific	3	4	8	8
Latin America & other	2	2	4	4
	$35	$37	$66	$71

Ashland has two product categories that represent 10% or greater of Ashland's total consolidated sales, which were cellulosics and polyvinylpyrrolidones ("PVP"). The following table summarizes the percentage of Ashland's total consolidated sales for these products:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Cellulosics	41%	38%	40%	39%
PVP	23%	25%	24%	24%
	64%	63%	64%	63%

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $199 million and $200 million as of March 31, 2026 and September 30, 2025, respectively. See Note H for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third-party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by Guillermo Novo, Chair and Chief Executive Officer of the Company, which includes determining resource allocation methodologies used for reportable segments. Operating income (loss) before income taxes, depreciation and amortization ("EBITDA") are the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis. There were no material changes in methodology for the three and six months ended March 31, 2026 or 2025.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment.

The following table presents various financial information for each reportable segment:

	Three months ended		Six months ended
	March 31		March 31
(In millions - unaudited)	2026	2025	2026	2025
Sales
Life Sciences	$172	$172	$311	$306
Personal Care	150	146	273	279
Specialty Additives	134	134	236	249
Intermediates	35	37	66	71
Intersegment sales(a)	(9)	(10)	(18)	(21)
	$482	$479	$868	$884
Cost of sales
Life Sciences	$109	$117	$203	$208
Personal Care	88	82	167	169
Specialty Additives	118	106	206	205
Intermediates	29	37	58	65
Intersegment sales	(9)	(10)	(18)	(21)
	$335	$332	$616	$626
Selling, general and administrative expense
Life Sciences	$20	$19	$40	$40
Personal Care	21	21	42	41
Specialty Additives	17	15	33	31
Intermediates	2	1	4	4
Total operating segments	60	56	119	116
Unallocated and other	19	29	46	46
	$79	$85	$165	$162
Research and development expense
Life Sciences	$3	$4	$7	$8
Personal Care	6	7	11	12
Specialty Additives	4	3	7	6
Intermediates	—	—	—	—
Total operating segments	13	14	25	26
Unallocated and other	1	—	2	2
	$14	$14	$27	$28
Amortization expense
Life Sciences	$5	$4	$9	$8
Personal Care	8	8	16	19
Specialty Additives	2	3	5	5
Intermediates	—	—	—	—
Total operating segments	15	15	30	32
Unallocated and other	—	—	—	—
	$15	$15	$30	$32
Equity and other income
Life Sciences	$—	$—	$—	$—
Personal Care	—	—	1	1
Specialty Additives	—	—	—	—
Intermediates	—	—	—	—
Total operating segments	—	—	1	1
Unallocated and other	—	—	—	—
	$—	$—	$1	$1

	Three months ended		Three months ended
	March 31		March 31
(In millions - unaudited)	2026	2025	2026	2025
Income (loss) on divestitures, net
Life Sciences	$—	$—	$—	$—
Personal Care	—	—	—	—
Specialty Additives	—	—	—	—
Intermediates	—	—	—	—
Total operating segments	—	—	—	—
Unallocated and other	—	18	2	(165)
	$—	$18	$2	$(165)
Operating income (loss)
Life Sciences	$35	$28	$52	$42
Personal Care	27	28	38	39
Specialty Additives	(7)	7	(15)	2
Intermediates	4	(1)	4	2
Total operating segments	59	62	79	85
Unallocated and other(b)	(20)	(11)	(46)	(213)
Total operating income (loss)	$39	$51	$33	$(128)
Net interest and other expense	18	11	26	39
Other net periodic benefit loss	1	1	2	3
Income (loss) from continuing operations before income taxes	$20	$39	$5	$(170)

EBITDA(c)
Life Sciences	$49	$54	$80	$81
Personal Care	42	43	68	73
Specialty Additives	8	23	18	34
Intermediates	5	2	6	8
Total operating segments	104	122	172	196
Unallocated and other	(20)	(11)	(46)	(213)
Total EBITDA	$84	$111	$126	$(17)
Depreciation expense	30	45	63	79
Amortization expense	15	15	30	32
Net interest and other expense	18	11	26	39
Other net periodic benefit loss	1	1	2	3
Income (loss) from continuing operations before income taxes	$20	$39	$5	$(170)

Depreciation expense
Life Sciences(d)	$9	$22	$19	$31
Personal Care	7	7	14	15
Specialty Additives(e)	13	13	28	27
Intermediates	1	3	2	6
Total operating segments	30	45	63	79
Unallocated and other	—	—	—	—
	$30	$45	$63	$79

	March 31	September 30
(In millions - unaudited)	2026	2025
Assets
Life Sciences	$1,455	$1,498
Personal Care	714	751
Specialty Additives	988	1,020
Intermediates	107	116
Unallocated and other	1,235	1,226
	$4,499	$4,611
Property, plant and equipment - net
Life Sciences	$468	$481
Personal Care	95	101
Specialty Additives	468	484
Intermediates	30	30
Unallocated and other	102	105
	$1,163	$1,201

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes a $2 million gain on sale of excess corporate property for the six months ended March 31, 2026, a $8 million gain on sale of excess corporate property for both the three and six months ended March 31, 2025, and a $183 million impairment charge related to the Avoca business for the six months ended March 31, 2025, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Excludes income from discontinued operations, net of income taxes and other net periodic benefit loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.
(d)
Depreciation includes accelerated depreciation of $13 million for Life Sciences for both the three and six months ended March 31, 2025.
(e)
Depreciation includes accelerated depreciation of $3 million for Specialty Additives for the six months ended March 31, 2026.

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

Ashland’s sales generated outside of North America were 73% for both the three and six months ended March 31, 2026, and 72% for both the three and six months ended March 31, 2025. Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Geography	2026	2025	2026	2025
North America(a)	27%	28%	27%	28%
Europe(a)	37%	38%	36%	36%
Asia Pacific	26%	25%	27%	26%
Latin America & other	10%	9%	10%	10%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Six months ended
	March 31		March 31
Sales by Reportable Segment	2026	2025	2026	2025
Life Sciences	36%	35%	36%	36%
Personal Care	31%	31%	31%	30%
Specialty Additives	28%	28%	27%	28%
Intermediates	5%	6%	6%	6%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

The three months ended March 31, 2026, saw continuing regulatory activity involving notable changes to U.S. and foreign trade policy, leading to significant uncertainty in the macroeconomic and geopolitical environments. Beginning in the second quarter of fiscal 2025, the U.S. instituted a series of tariffs on imports from China, the E.U., India, and other countries which has resulted in the imposition of retaliatory measures against U.S. goods. As a global business, we are exposed to risks associated with tariffs and other trade conflicts. Such risks may include, but are not limited to, (i) changes to and strains on the global supply chain and our ability to source materials; (ii) increased sourcing and manufacturing costs; (iii) decreased demand for Ashland’s products in affected markets; and (iv) other impacts on Ashland’s ability to operate optimally.

The ultimate impact of these recent tariffs and trade disputes on general economic conditions, and on Ashland’s business, financial performance, and results of operations, is uncertain and depends on various factors, including the duration of the tariffs and disputes, negotiations between the U.S. and affected countries, whether additional or incremental tariffs are imposed and the responses of other countries or regions, and the potential for trade restriction-related exemptions including recent tariff reversal developments. Given the dynamic nature of the situation, Ashland continues to monitor tariff developments as well as the broader global trade landscape and is working to mitigate potential impacts on its business.

Uncertainty relating to the ongoing United States, Israel/Iran, Ukraine/Russia and Israel/Hamas conflicts and other political events

Business disruptions, including those related to the ongoing conflicts between the United States, Israel/Iran, Ukraine/Russia and Israel/Hamas, as well as the recent political events in Venezuela, continue to impact businesses around the globe. While it is impossible to predict the effects of the conflicts such as possible escalating geopolitical tensions (including the imposition of existing and additional sanctions by the U.S. and the European Union on Russia), worsening macroeconomic and general business conditions, supply chain interruptions and unfavorable energy markets, the impact could be material. Ashland is closely monitoring these situations and maintains business continuity plans that are intended to continue operations or mitigate the effects of events that could disrupt its business.

Ashland does not have manufacturing operations in Iran, Israel, Russia, Ukraine, Venezelua or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Israel, Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable). Ashland has no sales activity with Iran.

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

Ashland also executed its portfolio optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose ("CMC"), methylcellulose ("MC"), the Nutraceuticals business sale and the Avoca business sale (collectively, "Portfolio Optimization"). Overall, these Portfolio Optimization actions reduced sales and Adjusted EBITDA by approximately $2 million and zero, respectively, for the three months ended March 31, 2026, and approximately $11 million and $1 million, respectively, for the six months ended March 31, 2026, compared to the prior year periods. Operating income (loss) was positively impacted by $2 million and $4 million for the three and six months ended March 31, 2026, respectively, compared to the prior year periods.

Ashland is also advancing a multi-year manufacturing network optimization to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $50 million to $55 million with $60 million being achievable as market conditions improve, particularly within China. Ashland realized savings of approximately $10 million and $15 million during the three and six months ended March 31, 2026, compared to the prior year periods.

The following table summarizes the expense impact of these actions:

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Accelerated depreciation(a)	$—	$13	$3	$13
Restructuring, separation and other costs(b)	3	8	7	11
Other plant optimization costs(a)	10	6	15	9
	$13	$27	$25	$33

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended			Six months ended
	March 31			March 31
(In millions except per share data)	2026	2025	Change	2026	2025	Change
Net income (loss)	$16	$31	$(15)	$4	$(135)	$139
Diluted earnings per share (EPS) net income (loss)(a)	0.34	0.65	(0.31)	0.08	(2.88)	2.96
Income (loss) from continuing operations	15	30	(15)	1	(136)	137
Diluted EPS income (loss) from continuing operations(a)	0.32	0.63	(0.31)	0.02	(2.91)	2.93
Operating income (loss)	39	51	(12)	33	(128)	161
EBITDA(b)	84	100	(16)	124	(30)	154
Adjusted EBITDA(b)	98	108	(10)	156	169	(13)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	0.91	0.99	(0.08)	1.17	1.26	(0.09)

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

Business results

Ashland's net income of $16 million ($0.34 diluted EPS) and $31 million ($0.65 diluted EPS) included income from discontinued operations of $1 million ($0.02 diluted EPS) and $1 million ($0.02 diluted EPS) in the three months ended March 31, 2026 and 2025, respectively.

Results for Ashland’s continuing operations, diluted EPS from continuing operations and operating income for the three months ended March 31, 2026 and 2025, included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled expense of $20 million and $6 million for the three months ended March 31, 2026 and 2025, respectively, impacting continuing operations. Continuing operations was also impacted by favorable tax specific key items for discrete tax items totaling zero and $1 million for the three months ended March 31, 2026 and 2025, respectively.

Excluding these key items, the decrease in continuing operations, diluted EPS from continuing operations and operating income was primarily driven by softer pricing, the Calvert City startup delay and weather-related operational disruptions during the quarter, partially offset by favorable foreign exchange currency and lower selling, general and administrative expenses. In addition, diluted EPS from continuing operations was also impacted by common stock reductions from repurchases of Ashland common stock over the last twelve months. These common stock repurchases reduced the number of weighted average shares from 47 million diluted shares at March 31, 2025 to 46 million diluted shares at March 31, 2026.

Ashland’s Adjusted EBITDA was $98 million for the three months ended March 31, 2026 compared to $108 million for the three months ended March 31, 2025 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial

Measures” below). The $10 million decrease in Adjusted EBITDA was primarily driven by softer pricing, the Calvert City startup delay and weather-related operational disruptions during the quarter, offset by favorable foreign exchange currency and lower selling, general and administrative expenses. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these factors along with the impact of common stock repurchases noted above.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Sales	$482	$479	$3	$868	$884	$(16)

The following table provides a reconciliation of the change in sales:

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Sales change
Price/mix	$(11)	$(18)
Volume	—	(12)
Avoca business	(2)	(11)
Foreign currency exchange	16	25
Change in sales	$3	$(16)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Sales for the three months ended March 31, 2026 increased $3 million compared to the three months ended March 31, 2025. The increase was driven by favorable foreign currency exchange which was partially offset by unfavorable pricing. Portfolio Optimization initiatives had a negative $2 million impact on sales in the three months ended March 31, 2026.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Sales for the six months ended March 31, 2026 decreased $16 million compared to the six months ended March 31, 2025. The decrease was driven by unfavorable pricing, lower volume and the impact of the Avoca business sale, which was partially offset by favorable foreign currency exchange. Portfolio Optimization initiatives had a negative $11 million impact on sales in the six months ended March 31, 2026.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Cost of sales	$335	$332	$3	$616	$626	$(10)
Gross profit as a percent of sales	30.5%	30.7%		29.0%	29.2%

The following table provides a reconciliation of the change in cost of sales:

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Cost of sales change
Avoca business	$(2)	$(11)
Price/mix	(5)	(8)
Volume	—	(6)
Operating costs	1	1
Foreign currency exchange	9	14
Change in cost of sales	$3	$(10)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Cost of sales for the three months ended March 31, 2026, increased $3 million compared to the three months ended March 31, 2025. The increase was primarily driven by a $10 million negative combined impact from the Calvert City startup delay and weather-related operational disruptions during the quarter as well as unfavorable foreign exchange currency, partially offset by favorable price/mix. The three months ended March 31, 2026, operating costs were affected by $10 million of other plant optimization costs while the three months ended March 31, 2025 included $13 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Life Sciences reportable segment and $6 million of other plant optimization costs. Gross profit as a percentage of sales decreased 0.2% primarily due to higher operating costs compared to the three months ended March 31, 2025.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Cost of sales for the six months ended March 31, 2026, decreased $10 million compared to the six months ended March 31, 2025. The decrease was primarily driven by the impact of the Avoca business sale, favorable price/mix and lower sales volume, partially offset by unfavorable foreign exchange currency and unfavorable operating costs. The six months ended March 31, 2026, operating costs were affected by $3 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Specialty Additives reportable segment and $15 million of other plant optimization costs while the six months ended March 31, 2025 included $13 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Life Sciences reportable segment and $9 million of other plant optimization costs. Gross profit as a percentage of sales decreased 0.2% primarily due to lower sales volume, higher operating costs and other plant optimization costs compared to the six months ended March 31, 2025.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Selling, general and administrative expense	$79	$85	$(6)	$165	$162	$3
As a percent of sales	16.4%	17.7%		19.0%	18.3%

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Selling, general and administrative expense for the three months ended March 31, 2026, decreased $6 million compared to the three months ended March 31, 2025, with expenses as a percent of sales decreasing 1.3%. Key drivers of the fluctuation in selling, general and administrative expense compared to the three months ended March 31, 2025, were:

•
$2 million in net environmental-related expenses during both the three months ended March 31, 2026 and 2025 (see Note L of the Notes to Condensed Consolidated Financial Statements for more information);
•
Expense of $3 million and $8 million comprised of key items for severance, lease abandonment and other restructuring costs during the three months ended March 31, 2026 and 2025, respectively; and
•
Increased income associated with company-owned life insurance contracts and realized cost reductions associated with restructuring actions partially offset by increased bad debt expense, higher variable compensation expense and lower transition services income.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Selling, general and administrative expense for the six months ended March 31, 2026, increased $3 million compared to the six months ended March 31, 2025, with expenses as a percent of sales increasing 0.7%. Key drivers of the fluctuation in selling, general and administrative expense compared to the six months ended March 31, 2025 were:

•
$12 million and $3 million in net environmental-related expenses during the six months ended March 31, 2026 and 2025, respectively (see Note L of the Notes to Condensed Consolidated Financial Statements for more information);
•
Expense of $7 million and $11 million comprised of key items for severance, lease abandonment and other restructuring costs during the six months ended March 31, 2026 and 2025, respectively; and

•
Higher variable compensation expense, increased bad debt expense, lower transition services income and unfavorable currency exchange partially offset by increased income associated with company-owned life insurance contracs and realized cost reductions, including the Avoca business sale, associated with restructuring actions.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Research and development expense	$14	$14	$—	$27	$28	$(1)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Research and development expense is generally consistent between the three months ended March 31, 2026 and 2025.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Research and development expense is generally consistent between the six months ended March 31, 2026 and 2025.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Intangibles amortization expense	$15	$15	$—	$30	$32	$(2)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Intangibles amortization expense is generally consistent between the three months ended March 31, 2026 and 2025.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

The lower intangibles amortization expense in the six months ended March 31, 2026, is driven by the impact of amortization related to the divested Avoca business in the six months ended March 31, 2025.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Equity and other income	$—	$—	$—	$1	$1	$—

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Equity and other income was zero in both three months ended March 31, 2026 and 2025.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Equity and other income is generally consistent between the six months ended March 31, 2026 and 2025.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Income (loss) on divestitures, net	$—	$18	$(18)	$2	$(165)	$167

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Income (loss) on divestitures, net for the three months ended March 31, 2025, primarily relates to a pre-tax gain on sale of $8 million associated with the Avoca business and a pre-tax gain on sale of excess corporate real estate of $11 million, partially offset by $1 million adjustment related to the Nutraceuticals business sale completed in fiscal 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Income (loss) on divestitures, net for the six months ended March 31, 2026, primarily relates to a pre-tax gain on sale of excess corporate real estate while the three months ended March 31, 2025, primarily relates to a $183 million impairment charge, a pre-tax gain on sale of $8 million associated with the Avoca business and a pre-tax gain on sale of excess corporate real estate of $11 million, partially offset by $1 million adjustment related to the Nutraceuticals business sale completed in fiscal 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Net interest and other expense (income)
Interest expense	$15	$15	$—	$30	$30	$—
Interest income	(1)	(1)	—	(3)	(3)	—
Investment securities (income) expense	2	(6)	8	(5)	7	(12)
Other financing costs	2	3	(1)	4	5	(1)
	$18	$11	$7	$26	$39	$(13)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Net interest and other expense increased by $7 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Interest expense and interest income are generally consistent between the three months ended March 31, 2026 and 2025. Investment securities expense of $2 million and income of $6 million included realized losses of $5 million and gains of $3 million for the three months ended March 31, 2026 and 2025, respectively, and was the primary change. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Net interest and other expense decreased by $13 million during the six months ended March 31, 2026, compared to the six months ended March 31, 2025. Interest expense and interest income are generally consistent between the six months ended March 31, 2026 and 2025. Investment securities income of $5 million and expense of $7 million included realized losses of $3 million and $14 million for the six months ended March 31, 2026 and 2025, respectively, and was the primary change. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Other net periodic benefit loss	$1	$1	$—	$2	$3	$(1)

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Other net periodic benefit loss for the three months ended March 31, 2026, primarily included interest cost of $3 million, which was partially offset by expected return on plan assets of $2 million. Other net periodic benefit loss for the three months ended March 31, 2025, primarily included interest cost of $4 million, which was partially offset by expected return on plan assets of $3 million. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Other net periodic benefit loss for the six months ended March 31, 2026, primarily included interest cost of $7 million, which was partially offset by expected return on plan assets of $5 million. Other net periodic benefit loss for the six months ended March 31, 2025, primarily included interest cost of $7 million and a $1 million curtailment loss, which was partially offset by expected return on plan assets of $5 million. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Income tax expense (benefit)	$5	$9	$(4)	$4	$(34)	$38
Effective tax rate	25%	23%		80%	20%

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The effective tax rate was 25% for the three months ended March 31, 2026, and was primarily impacted by jurisdictional income mix and a net $1 million from favorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

The effective tax rate was 23% for the three months ended March 31, 2025, and was primarily impacted by jurisdictional income mix.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

The effective tax rate was 80% for the six months ended March 31, 2026, and was primarily impacted by jurisdictional income mix and a net $1 million from unfavorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

The effective tax rate was 20% for the six months ended March 31, 2025, and was primarily impacted by jurisdictional income mix as well as a net $7 million from unfavorable tax discrete items primarily related to final regulations issued in the U.S. during the six months ended March 31, 2025, impacting the recognition of deferred taxes on certain unrealized foreign exchange gains and losses.

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

The effective tax rate during the three and six months ended March 31, 2025 was significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$20	$39	$5	$(170)
Key items (pre-tax)(a)	20	6	38	214
Adjusted income from continuing operations before income taxes	$40	$45	$43	$44

Income tax expense (benefit)	$5	$9	$4	$(34)
Income tax rate adjustments:
Tax effect of key items(b)	5	2	9	52
Tax specific key items:(c)
Uncertain tax positions	—	3	—	4
Other and tax reform related activity	—	(2)	—	(11)
Total income tax rate adjustments	5	3	9	45
Adjusted income tax expense	$10	$12	$13	$11
Effective tax rate	25%	23%	80%	20%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	25%	25%	30%	25%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Income from discontinued operations, net of income taxes
Water Technologies	$—	$—	$—	$2	$—	$2
Performance Adhesives	—	(1)	1	—	(1)	1
Valvoline	1	2	(1)	1	2	(1)
	$1	$1	$—	$3	$1	$2

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The activity for Performance Adhesives and Valvoline represents subsequent adjustments that were made in conjunction with tax related reserves.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

The activity for Water Technologies, Performance Adhesives and Valvoline represents represents subsequent adjustments that were made in conjunction with environmental and tax related reserves.

Other comprehensive income (loss)

	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$(12)	$49	$(61)	$(10)	$(45)	$35
Unrealized gain on commodity hedges	—	2	(2)	—	3	(3)
	$(12)	$51	$(63)	$(10)	$(42)	$32

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Total other comprehensive income (loss), net of tax, for the three months ended March 31, 2026, decreased $63 million compared to the three months ended March 31, 2025, primarily as a result of the following:

•
For the three months ended March 31, 2026 and 2025, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $12 million and gains of $49 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended March 31, 2026 and 2025, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of zero and $2 million for the three months ended March 31, 2026 and 2025, respectively.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Total other comprehensive income (loss), net of tax, for the six months ended March 31, 2026, increased $32 million compared to the six months ended March 31, 2025, primarily as a result of the following:

•
For the six months ended March 31, 2026 and 2025, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $10 million and $45 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the six months ended March 31, 2026 and 2025, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized gains of zero and $3 million for the six months ended March 31, 2026 and 2025, respectively.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other expense, and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

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

EBITDA and Adjusted EBITDA

EBITDA totaled $84 million and $100 million for the three months ended March 31, 2026 and 2025, respectively, and income of $124 million and loss of $30 million for the six months ended March 31, 2026 and 2025, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

These operating key items for the applicable periods are summarized as follows:

•
Other plant optimization costs – Ashland incurred inventory adjustments and production costs associated with product line optimization actions;
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
•
Accelerated depreciation – As a result of product line optimization activities at manufacturing facilities within the Life Sciences and Specialty Additives reportable segment, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the six months ended March 31, 2026 and during the three and six months ended March 31, 2025. See Note D of the Notes to Condensed Consolidated Financial Statements for more information;

•
Avoca business impairment and sale – During March 2025, Ashland sold substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge and a gain on sale within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2025. See Note B of the Notes to Condensed Consolidated Financial Statements for more information;
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Avoca business assets during the six months ended March 31, 2025. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information; and
•
Income (loss) on divestitures, net – Ashland recorded income of zero and $2 million during the three and six months ended March 31, 2026, respectively, and income of $10 million during both the three and six months ended March 31, 2025. The income was related to the pre-tax gains in connection with the sale of excess corporate properties. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

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

	Three months ended		Six months ended
	March 31		March 31
(In millions)	2026	2025	2026	2025
Net income (loss)	$16	$31	$4	$(135)
Income tax expense (benefit)	5	9	4	(34)
Net interest and other expense	18	11	26	39
Depreciation and amortization(a)	45	49	90	100
EBITDA	84	100	124	(30)
Income from discontinued operations, net of income taxes	(1)	(1)	(3)	(1)
Key items included in EBITDA:
Other plant optimization costs	10	6	15	9
Environmental reserve adjustments	2	2	12	3
Restructuring, separation and other costs	3	8	7	11
Accelerated depreciation	—	13	3	13
Avoca business impairment and sale	—	(8)	—	175
Loss on pension plan remeasurements	—	—	—	1
Held for sale depreciation and amortization	—	(2)	—	(2)
Income on divestitures, net	—	(10)	(2)	(10)
Total key items included in EBITDA	15	9	35	200
Adjusted EBITDA	$98	$108	$156	$169

Total key items included in EBITDA	$15	$9	$35	$200
Unrealized losses (gains) on securities	5	(3)	3	14
Total key items, before tax	$20	$6	$38	$214

(a)
Depreciation and amortization excludes accelerated depreciation of $3 million for Specialty Additives reportable segment for the six months ended March 31, 2026, and $13 million for Life Sciences for both the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business for both the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

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

In addition to the operating key items previously described, additional non-operating key items for the applicable periods are summarized as follows:

•
Unrealized losses (gains) on securities – represents (gains) or losses recognized on restricted investments related to the Asbestos trust and Environmental trust for each period. See Note E of the Notes to Condensed Consolidated Financial Statements for more information;
•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and six months ended March 31, 2025; and
•
Other and tax reform related activity – primarily represents tax specific key items associated with final tax regulations and tax reform related activity for the three and six months ended March 31, 2025.

	Three months ended		Six months ended
	March 31		March 31
	2026	2025	2026	2025
Diluted EPS from continuing operations (as reported)	$0.32	$0.63	$0.02	$(2.91)
Key items, before tax:
Other plant optimization costs	0.22	0.13	0.33	0.19
Environmental reserve adjustments	0.03	0.04	0.26	0.06
Restructuring, separation and other costs	0.06	0.17	0.15	0.23
Unrealized losses (gains) on securities	0.11	(0.06)	0.06	0.31
Accelerated depreciation	—	0.28	0.06	0.28
Avoca business impairment and sale	—	(0.17)	—	3.73
Loss on pension plan remeasurements	—	—	—	0.02
Held for sale depreciation and amortization	—	(0.04)	—	(0.04)
Income on divestitures, net	—	(0.21)	(0.04)	(0.21)
Key items, before tax	0.42	0.14	0.82	4.57
Tax effect of key items(a)	(0.10)	(0.04)	(0.20)	(1.11)
Key items, after tax	0.32	0.10	0.62	3.46
Tax specific key items:
Uncertain tax positions	—	(0.06)	—	(0.08)
Other and tax reform related activity	—	0.04	—	0.23
Tax specific key items(b)	—	(0.02)	—	0.15
Total key items	0.32	0.08	0.62	3.61
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$0.64	$0.71	$0.64	$0.70
Amortization expense adjustment (net of tax)(c)	$0.27	$0.28	$0.53	$0.56
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$0.91	$0.99	$1.17	$1.26

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for both the three and six months ended March 31, 2026, and 21% for both the three and six months ended March 31, 2025.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. There were no material changes in methodology for the three and six months ended March 31, 2026 or 2025.

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment:

	Three months ended			Six months ended
	March 31			March 31
(In millions - unaudited)	2026	2025	Change	2026	2025	Change
SALES
Life Sciences	$172	$172	$—	$311	$306	$5
Personal Care	150	146	4	273	279	(6)
Specialty Additives	134	134	—	236	249	(13)
Intermediates	35	37	(2)	66	71	(5)
Intersegment sales(a)	(9)	(10)	1	(18)	(21)	3
	$482	$479	$3	$868	$884	$(16)
OPERATING INCOME (LOSS)
Life Sciences	$35	$28	$7	$52	$42	$10
Personal Care	27	28	(1)	38	39	(1)
Specialty Additives	(7)	7	(14)	(15)	2	(17)
Intermediates	4	(1)	5	4	2	2
Unallocated and other(b)	(20)	(11)	(9)	(46)	(213)	167
	$39	$51	$(12)	$33	$(128)	$161
DEPRECIATION EXPENSE
Life Sciences(c)	$9	$22	$(13)	$19	$31	$(12)
Personal Care	7	7	—	14	15	(1)
Specialty Additives(d)	13	13	—	28	27	1
Intermediates	1	3	(2)	2	6	(4)
	$30	$45	$(15)	$63	$79	$(16)
AMORTIZATION EXPENSE
Life Sciences	$5	$4	$1	$9	$8	$1
Personal Care	8	8	—	16	19	(3)
Specialty Additives	2	3	(1)	5	5	—
Intermediates	—	—	—	—	—	—
	$15	$15	$—	$30	$32	$(2)
EBITDA(e)
Life Sciences	$49	$54	$(5)	$80	$81	$(1)
Personal Care	42	43	(1)	68	73	(5)
Specialty Additives	8	23	(15)	18	34	(16)
Intermediates	5	2	3	6	8	(2)
Unallocated and other	(20)	(11)	(9)	(46)	(213)	167
	$84	$111	$(27)	$126	$(17)	$143

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes a $2 million gain on sale of excess corporate property for the six months ended March 31, 2026, a $8 million gain on sale of excess corporate property for both the three and six months ended March 31, 2025, and a $183 million impairment charge related to the Avoca business for the six months ended March 31, 2025, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Depreciation includes accelerated depreciation of $13 million for Life Sciences for both the three and six months ended March 31, 2025.
(d)
Depreciation includes accelerated depreciation of $3 million for Specialty Additives for the six months ended March 31, 2026.
(e)
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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Sales change
Foreign currency exchange	$5	$8
Price/mix	(3)	(4)
Volume	(2)	1
	$—	$5

The following table provides a reconciliation of the change in operating income for the Life Sciences reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Operating income change
Cost	$7	$8
Foreign currency exchange	3	4
Price/mix	(2)	(1)
Volume	(1)	(1)
	$7	$10

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Life Sciences. Life Sciences had key items in the three and six months ended March 31, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Life Sciences
	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Operating income	$35	$28	$7	$52	$42	$10
Depreciation and amortization(a)	14	13	1	28	26	2
EBITDA	$49	$41	8	$80	$68	12
Accelerated depreciation	—	13	(13)	—	13	(13)
Other plant optimization costs	1	2	(1)	1	2	(1)
Adjusted EBITDA	$50	$56	$(6)	$81	$83	$(2)
Operating income as a percent of sales	20.3%	16.3%	400 bps	16.7%	13.7%	300 bps
Adjusted EBITDA as a percent of sales	29.1%	32.6%	-350 bps	26.0%	27.1%	-110 bps

(a)
Depreciation and amortization for Life Sciences excludes accelerated depreciation of $13 million for both the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Life Sciences' sales remained consistent compared to the prior quarter. Operating income increased in the current quarter primarily due to lower costs associated with plant optimization and favorable foreign currency exchange partially offset by unfavorable price/mix. Adjusted EBITDA decreased in the current quarter primarily due to higher costs, including the Calvert City startup delay and weather-related operational disruptions during the quarter and unfavorable price/mix, partially offset by favorable foreign currency exchange.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Life Sciences' sales increased primarily due to favorable foreign currency exchange. Operating income increased in the current period primarily due to lower costs associated with plant optimization and favorable foreign currency exchange partially offset by unfavorable price/mix. Adjusted EBITDA decreased in the current period primarily due to higher costs, including the Calvert City startup delay and weather-related operational disruptions during the period and unfavorable price/mix, partially offset by favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Sales change
Foreign currency exchange	$5	$9
Volume	5	2
Price/mix	(4)	(6)
Avoca business	(2)	(11)
	$4	$(6)

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Operating income change
Cost	$(4)	$(5)
Price/mix	(3)	(4)
Avoca business	2	4
Foreign currency exchange	2	3
Volume	2	1
	$(1)	$(1)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. There were key items in the three and six months ended March 31, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Personal Care
	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Operating income	$27	$28	$(1)	$38	$39	$(1)
Depreciation and amortization(a)	15	17	(2)	30	36	(6)
EBITDA	$42	$45	(3)	$68	$75	(7)
Held for sale depreciation and amortization	—	(2)	2	—	(2)	2
Other plant optimization costs	1	1	—	1	2	(1)
Adjusted EBITDA	$43	$44	$(1)	$69	$75	$(6)
Operating income as a percent of sales	18.0%	19.2%	-120 bps	13.9%	14.0%	-10 bps
Adjusted EBITDA as a percent of sales	28.7%	30.1%	-140 bps	25.3%	26.9%	-160 bps

(a) Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business assets for both the three and six months ended March 31, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Personal Care's sales increased in the current quarter primarily due to higher volume and favorable foreign currency exchange, partially offset by unfavorable price/mix and the divestiture of the Avoca business in the prior period. Operating income and Adjusted EBITDA remained relatively consistent compared to prior year quarter.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Personal Care's sales decreased primarily due to the Avoca business sale in the prior period. Operating income and Adjusted EBITDA decreased in the current period primarily due to higher costs, including the continued effects of other plant optimization costs, and unfavorable price/mix partially offset by higher volume and favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Sales change
Foreign currency exchange	$4	$7
Price/mix	(4)	(7)
Volume	—	(13)
	$—	$(13)

The following table provides a reconciliation of the change in operating income (loss) for the Specialty Additives reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Operating income (loss) change
Costs	$(10)	$(9)
Price/mix	(4)	(4)
Volume	—	(3)
Foreign currency exchange	—	(1)
	$(14)	$(17)

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. There were key items in the three and six months ended March 31, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Specialty Additives
	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Operating income (loss)	$(7)	$7	$(14)	$(15)	$2	$(17)
Depreciation and amortization(a)	15	16	(1)	30	32	(2)
EBITDA	8	23	(15)	15	34	(19)
Accelerated depreciation	—	—	—	3	—	3
Other plant optimization costs	8	3	5	13	5	8
Adjusted EBITDA	$16	$26	$(10)	$31	$39	$(8)
Operating income (loss) as a percent of sales	-5.2%	5.2%	-1040 bps	-6.4%	0.8%	-720 bps
Adjusted EBITDA as a percent of sales	11.9%	19.4%	-750 bps	13.1%	15.7%	-260 bps

(a)
Depreciation and amortization for Specialty Additives excludes accelerated depreciation of $3 million for the six months ended March 31, 2026, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Specialty Additives' sales remained consistent compared to the prior quarter. Operating loss and Adjusted EBITDA for the current quarter decreased as a result of higher costs, including the continued effects of other plant optimization costs, and unfavorable price/mix.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Specialty Additives sales, operating loss and Adjusted EBITDA for the current period decreased as a result of higher costs, including the continued effects of plant optimization costs, lower volume, and unfavorable price/mix, partially offset by favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Sales change
Volume	$(3)	$(4)
Foreign currency exchange	1	1
Price/mix	—	(2)
	$(2)	$(5)

The following table provides a reconciliation of the change in operating income (loss) for the Intermediates reportable segment.

	Three months ended	Six months ended
(In millions)	March 31, 2026	March 31, 2026
Operating income (loss) change
Cost	$5	$1
Foreign currency exchange	1	1
Volume	(1)	(2)
Price/mix	—	2
	$5	$2

EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three or six months ended March 31, 2026 or 2025.

	Intermediates
	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Operating income (loss)	$4	$(1)	$5	$4	$2	$2
Depreciation and amortization	1	3	(2)	2	6	(4)
EBITDA	$5	$2	$3	$6	$8	$(2)
Operating income (loss) as a percent of sales	11.4%	-2.7%	1410 bps	6.1%	2.8%	330 bps
EBITDA as a percent of sales	14.3%	5.4%	890 bps	9.1%	11.3%	-220 bps

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Intermediates' sales decreased in the current quarter primarily due to lower volume while operating income and EBITDA increased primarily due to lower costs.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

Intermediates' sales and EBITDA decreased in the current period primarily due to lower volume while operating income increased primarily due to favorable price/mix.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss.

	Unallocated and other
	Three months ended March 31			Six months ended March 31
(In millions)	2026	2025	Change	2026	2025	Change
Restructuring activities	$(3)	$(8)	$5	$(7)	$(11)	$4
Environmental expenses	(2)	(2)	—	(12)	(3)	(9)
Income (loss) on divestitures, net	—	18	(18)	2	(165)	167
Other expenses (primarily governance and legacy expenses)	(15)	(19)	4	(29)	(34)	5
Total expense	$(20)	$(11)	$(9)	$(46)	$(213)	$167

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The current and prior year quarter included expense of $3 million and $8 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

The current and prior year quarter both included $2 million for environmental expenses.

The prior year quarter included gains of $18 million from divestitures primarily related to the sale of the Avoca business and excess corporate land property. See Note B of the Notes to the Condensed Consolidated Financial Statements for more information.

Other expenses between quarters were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation, company-owned life insurance contracts and variable incentive compensation.

Six months ended March 31, 2026 compared to six months ended March 31, 2025

The current and prior year period included expense of $7 million and $11 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

The current and prior year period included $12 million and $3 million for environmental expenses, respectively.

The current year period included a $2 million income on the sale of excess corporate property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

The prior year period included a loss on divestiture of $165 million, primarily related to the $183 million impairment of the Avoca business, $8 million pre-tax gain on the final sale of the Avoca business, and $11 million gain on the sale of a property. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Other expenses between periods were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation, company-owned life insurance contracts and variable incentive compensation, including stock compensation expense in the current period.

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

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. The program was implemented during June 2025 and has been actively offered to suppliers. There were $5 million and $10 million, respectively, of confirmed invoices, of which $4 million and $5 million, respectively, were paid during the three and six months ended March 31, 2026. There were $5 million and less than $1 million of confirmed invoices remaining under this program at March 31, 2026 and September 30, 2025, respectively.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Six months ended
	March 31
(In millions)	2026	2025
Cash provided (used) by:
Operating activities from continuing operations	$175	$(21)
Investing activities from continuing operations	18	(1)
Financing activities from continuing operations	(40)	(91)
Discontinued operations	(25)	(18)
Effect of currency exchange rate changes on cash and cash equivalents(a)	—	(1)
Net increase (decrease) in cash and cash equivalents	$128	$(132)

(a)
Zero denotes less than $1 million of activity.

Cash and cash equivalents increased $128 million for the six months ended March 31, 2026 and decreased $132 million for the six months ended March 31, 2025.

The $128 million increase for the six months ended March 31, 2026, was primarily driven by favorable changes in working capital (fluctuations within accounts receivable, inventory, trade payables and accrued expenses) and other operating cash flows from continuing operations which amounted to inflows of $175 million. The current period was also affected by inflows of $20 million for the settlement of company-owned life insurance policies and $33 million of reimbursements from restricted investments. These inflows were partially offset from outflows from payment of cash dividends, additions to property, plant and equipment and discontinued operations primarily related to retained liabilities for asbestos and environmental claims of $38 million, $31 million and $25 million, respectively.

The $132 million decrease for the six months ended March 31, 2025, was primarily driven by payment of cash dividends, additions to property, plant and equipment and stock repurchase activity of $38 million, $44 million and $100 million, respectively. Operating cash flows from continuing operations were outflows of $21 million, while discontinued operations cash flows were outflows of $18 million. These outflows were partially offset by inflows from short-term debt, proceeds from the sale of the Avoca business, and proceeds from the sale of a land proprerty of $50 million, $16 million and $11 million, respectively.

The change in cash flows from operating activities from continuing operations was primarily driven by favorable working capital, including the favorable impact between periods of the U.S. and Foreign Accounts Receivable Sales Program activity.

See the Statements of Condensed Consolidated Cash Flows for additional information.

Free Cash Flow and other liquidity resources

The following represents Ashland’s calculation of Free Cash Flow and Ongoing Free Cash Flow for the disclosed periods. Free Cash Flow does not reflect adjustments for certain non-discretionary cash flows such as mandatory debt repayments.

	Six months ended
	March 31
(In millions)	2026	2025
Total cash flows provided (used) by operating activities from continuing operations	$175	$(21)
less:
Additions to property, plant and equipment	(31)	(44)
Free Cash Flow	144	(65)
Tax refund(a)	(103)	—
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(b)	(1)	11
Cash outflows from Foreign Accounts Receivable Sales Program(c)	(7)	(9)
Restructuring-related payments(d)	9	17
Environmental and related litigation payments(e)	13	13
Ongoing Free Cash Flow	$55	$(33)

Net income (loss)	$4	$(135)
Adjusted EBITDA(f)	$156	$169

Operating Cash Flow Conversion(g)	Not meaningful	Not meaningful
Ongoing Free Cash Flow Conversion(h)	35%	-20%

(b)
Represents receipt of tax refund related to the capital loss carryback from the Nutraceutical divestiture.
(c)
Represents activity associated with the U.S. Accounts Receivable Sales Program impacting each period presented.
(d)
Represents activity associated with the Foreign Accounts Receivable Sales Program impacting each period presented.
(e)
Restructuring payments incurred during each period.
(f)
Represents cash outflows associated with environmental and related litigation payments which will be reimbursed by the environmental trust.
(g)
See Adjusted EBITDA reconciliation.
(h)
Operating Cash Flow Conversion is defined as Cash flows provided (used) by operating activities from continuing operations divided by net income (loss).
(i)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $814 million and $782 million as of March 31, 2026 and September 30, 2025, respectively. Liquid assets (cash and cash equivalents and accounts receivable) amounted to 149% and 108% of current liabilities as of March 31, 2026 and September 30, 2025, respectively. The increase in Ongoing Free Cash Flows was primarily a result of favorable working capital, lower additions to property, plant and equipment and lower variable compensation payouts between periods.

The following summary reflects Ashland’s cash and cash equivalents, unused borrowing capacity and liquidity as of:

	March 31	September 30
(In millions)	2026	2025
Cash and investment securities
Cash and cash equivalents	$343	$215
Restricted investments(a)	326	347

Unused borrowing capacity and liquidity
Revolving credit facility	596	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $213 million and $231 million related to the Asbestos trust and $113 million and $116 million related to the Environmental trust as of March 31, 2026 and September 30, 2025, respectively.

The borrowing capacity remaining under the 2022 Credit Agreement was $596 million, which reflects the full $600 million revolving credit facility less a reduction of $4 million for letters of credit outstanding at March 31, 2026. In total, Ashland’s available liquidity position, which includes cash and cash equivalents and the revolving credit facility, was $939 million at March 31, 2026, compared to $811 million at September 30, 2025. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs as of March 31, 2026. Ashland also maintained $326 million of restricted investments at March 31, 2026, to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	March 31	September 30
(In millions)	2026	2025
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,374	1,384
Total debt	$1,374	$1,384

(a)
Includes $9 million and $10 million of debt issuance cost discounts as of March 31, 2026 and September 30, 2025, respectively.

Debt as a percent of capital employed was 42% at both March 31, 2026 and September 30, 2025. At March 31, 2026, Ashland’s total debt had an outstanding principal balance of $1,405 million, discounts of $22 million, and debt issuance costs of $9 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2026, $4 million in 2027, $573 million due in fiscal 2028, $97 million due in 2029, zero in 2030, and $450 million in 2031.

Ashland credit ratings

Ashland’s corporate credit rating by Standard & Poor’s was downgraded to BB during the three months ended March 31, 2026, and Moody’s Investor Services was downgraded to Ba2 during the six months ended March 31, 2026. As of March 31, 2026, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's 2022 Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of March 31, 2026, Ashland is in compliance with all debt agreement covenant restrictions under the 2022 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2022 Credit Agreement is 4.0. The 2022 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2022 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At March 31, 2026, Ashland’s calculation of the consolidated net leverage ratio was 2.6.

The minimum required consolidated interest coverage ratio under the 2022 Credit Agreement is 3.0. The 2022 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At March 31, 2026, Ashland’s calculation of the consolidated interest coverage ratio was 6.5.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.6x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.3x.

Additional capital resources

Total equity

Total equity decreased by $38 million since September 30, 2025 to $1,866 million at March 31, 2026. The decrease of $38 million was due to dividends of $38 million and $10 million of translation losses partially offset by $6 million of common stock issued and $4 net income.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). As of March 31, 2026, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

The following table provides the common stock repurchase activity:

	Three months ended		Six months ended
	March 31		March 31
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	—	1.50	—	1.50
Weighted-average price per share(a)	$—	$64.90	$—	$64.90
Aggregate purchase price(a)	$—	$100	$—	$100

(a)
Includes transaction costs.

Stockholder dividends

Ashland paid dividends of 41.5 cents per share for the first and second quarters of fiscal 2026 and 40.5 cents per share in the first and second quarters of fiscal 2025.

Capital expenditures

Capital expenditures were $31 million for the six months ended March 31, 2026, compared to $44 million for the six months ended March 31, 2025.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, the accounting for goodwill and other indefinite-lived intangible assets and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three and six months ended March 31, 2026.

OUTLOOK

Ashland is updating its full-year fiscal 2026 sales guidance to a range of $1,835 to $1,870 million and its Adjusted EBITDA guidance to a range of $385 to $400 million. The updated outlook reflects productivity challenges associated with the Hopewell scale-up, as well as softer energy-related demand tied to the Middle East conflict and reduced EV driven demand for BDO based derivatives. These impacts are partially offset by resilient demand in core end markets, ongoing pricing actions, and continued growth across the globalize and innovate platforms.

Despite a mixed macroeconomic backdrop, Ashland’s core Personal Care and Life Sciences end markets continue to show resilience, underpinned by stable fundamentals and sustained momentum in innovation‑led and globalized product offerings. Second quarter sales trends were encouraging, reflecting solid momentum across several consumer‑focused markets, with early third quarter activity showing a continuation of this commercial strength. While cost‑savings initiatives remain in progress, a slower‑than‑anticipated productivity ramp‑up associated with the Hopewell HEC manufacturing site is delaying the pace of benefit realization. Ashland continues to expect the year to follow a typical seasonal cadence, with stronger performance anticipated in the second half as commercial activity builds and operational stability improves.

Updating prior guidance

•
Sales: $1,835 to $1,870 million
•
Adjusted EBITDA: $385 million to $400 million
•
Adjusted Diluted Earnings Per Share Excluding Intangibles Amortization: mid-to-high single-digit growth
•
Ongoing Free Cash Flow Conversion: approximately 50 percent of Adjusted EBITDA with capital expenditures of approximately $100 million

Key planning assumptions

•
Portfolio Optimization initiatives completed last year continue to support mix improvement and structural margin resiliency
•
Demand in Life Sciences and Personal Care is expected to remain resilient, supported by stable fundamentals and progress across innovation-driven and globalized product lines
•
Specialty Additives and Intermediates markets remain stable at trough levels, with a coatings recovery expected to be regionally uneven until broader industrial and housing activity improves. In Specialty Additives the company is expanding its coatings product offering to shift momentum to overall growth. Against this backdrop, the outlook differs across key end markets, with specific areas under pressure:
o
Construction is expected to remain a year‑over‑year headwind as the company actively manages product mix toward higher‑value, pharma‑grade applications.
o
Energy, a smaller end market exposure, is expected to decline in the second half due to the evolving conflict in the Middle East.
o
EV battery manufacturing build‑outs continue to be delayed amid softer demand.
•
Growth in high-value globalized platforms including biofunctional actives, microbial protection, injectables, and tablet coatings is expected to outpace underlying markets
•
The manufacturing optimization program is progressing; however, fiscal 2026 savings expectations have been reduced by approximately $10 to $12 million, reflecting delayed benefit realization driven primarily by a slower‑than‑anticipated productivity ramp‑up at the Hopewell HEC site. Corrective actions are underway, with gradual improvement expected as operational stability is restored over time
•
Raw material and freight costs are expected to trend higher amid geopolitically related supply pressures in the Middle East
•
Ashland believes it is favorably positioned on the global cost curve and has implemented recent pricing actions that are expected to substantially offset these impacts
•
Tariff-related uncertainty remains elevated, and the outlook assumes no material incremental impacts beyond known exposures, with mitigation actions aligned to current regulatory expectations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at March 31, 2026 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting - During the six months ended March 31, 2026, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of March 31, 2026, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 52 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of March 31, 2026. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of March 31, 2026.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended March 31, 2026 was as follow:

Issuer Purchases of Equity Securities
Q2 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2026 to January 31, 2026	—	$—	—	$520
February 1, 2026 to February 28, 2026	—	—	—	520
March 1, 2026 to March 31, 2026	—	—	—	520
Total	—		—	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of March 31, 2026, $520 million remained available for repurchase under this authorization.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and six months ended March 31, 2026 and March 31, 2025; (ii) Condensed Consolidated Balance Sheets at March 31, 2026 and September 30, 2025; (iii) Statements of Condensed Consolidated Cash Flows for the six months ended March 31, 2026 and March 31, 2025; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
April 29, 2026	/s/ William C. Whitaker
William C. Whitaker
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)