Form 10-Q
period 2026-06-30
ASHLAND INC.
filed 2026-07-29
CIK 1674862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At June 30, 2026, there were 45,793,370 shares of Registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	June 30		June 30
(In millions except per share data - unaudited)	2026	2025	2026	2025
Sales - Note P	$497	$463	$1,365	$1,347
Cost of sales - Note Q	327	331	943	957
Gross profit	170	132	422	390

Selling, general and administrative expense - Note Q	99	106	264	268
Research and development expense - Note Q	15	13	41	41
Intangibles amortization expense - Note G and Note Q	15	15	46	47
Equity and other income - Note Q	1	—	2	1
Goodwill impairment - Note G	—	706	—	706
Income (loss) on divestitures, net - Note B and Note Q	1	—	3	(165)
Operating income (loss)	43	(708)	76	(836)

Net interest and other (income) expense	(8)	(5)	19	34
Other net periodic benefit (income) loss - Note K	(5)	1	(3)	4
Income (loss) from continuing operations before income taxes	56	(704)	60	(874)
Income tax expense (benefit) - Note J	15	15	18	(19)
Income (loss) from continuing operations	41	(719)	42	(855)
Loss from discontinued operations, net of income taxes - Note C	(25)	(23)	(22)	(22)
Net income (loss)	$16	$(742)	$20	$(877)

PER SHARE DATA
Basic earnings (loss) per share - Note M
Income (loss) from continuing operations	$0.89	$(15.70)	$0.91	$(18.39)
Loss from discontinued operations	(0.54)	(0.51)	(0.48)	(0.46)
Net income (loss)	$0.35	$(16.21)	$0.43	$(18.85)

Diluted earnings (loss) per share - Note M
Income (loss) from continuing operations	$0.89	$(15.70)	$0.91	$(18.39)
Loss from discontinued operations	(0.54)	(0.51)	(0.48)	(0.46)
Net income (loss)	$0.35	$(16.21)	$0.43	$(18.85)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$16	$(742)	$20	$(877)
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	4	91	(6)	46
Unrealized (loss) gain on commodity hedges	(2)	(1)	(2)	2
Other comprehensive income (loss) - Note N	2	90	(8)	48
Comprehensive income (loss)	$18	$(652)	$12	$(829)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions - unaudited)	June 30 2026	September 30 2025
ASSETS
Current assets
Cash and cash equivalents	$440	$215
Accounts receivable, net(a) - Note H	256	242
Inventories - Note F	490	568
Other assets	106	180
Total current assets	1,292	1,205
Noncurrent assets
Property, plant and equipment
Cost	3,377	3,355
Accumulated depreciation	2,228	2,154
Net property, plant and equipment	1,149	1,201
Goodwill - Note G	700	705
Intangibles, net - Note G	513	563
Operating lease assets, net - Note I	100	103
Restricted investments - Note E	285	297
Asbestos insurance receivable, net(b) - Note L	139	127
Deferred income taxes	157	157
Other assets	243	253
Total noncurrent assets	3,286	3,406
Total assets	$4,578	$4,611

LIABILITIES AND EQUITY
Current liabilities
Trade and other payables	$198	$189
Accrued expenses and other liabilities	208	213
Current operating lease obligations - Note I	18	21
Total current liabilities	424	423
Noncurrent liabilities
Long-term debt - Note H	1,374	1,384
Asbestos litigation reserves - Note L	399	389
Deferred income taxes	31	31
Employee benefit obligations - Note K	88	96
Operating lease obligations - Note I	84	85
Other liabilities	308	299
Total noncurrent liabilities	2,284	2,284
Commitments and contingencies - Note I and L
Equity - Note N	1,870	1,904

Total liabilities and equity	$4,578	$4,611

(a)
Accounts receivable, net includes an allowance for credit losses of $4 million and $2 million at June 30, 2026 and September 30, 2025, respectively.
(b)
Asbestos insurance receivable, net includes an allowance for credit losses of $2 million at both June 30, 2026 and September 30, 2025.

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

	Nine months ended
	June 30
(In millions - unaudited)	2026	2025
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net income (loss)	$20	$(877)
Loss from discontinued operations, net of income taxes	22	22
Adjustments to reconcile income (loss) from continuing operations to cash flows from operating activities:
Depreciation and amortization	141	187
Original issue discount and debt issuance costs amortization	6	5
Deferred income taxes	4	5
Gain from sales of property, plant and equipment	(2)	(11)
Income from affiliates	(1)	(1)
Stock based compensation expense	13	11
Loss from excess tax deduction on stock based compensation	(1)	—
Income from restricted investments	(28)	(15)
Loss on divestitures, net	—	176
Goodwill impairment	—	706
Pension contributions	(10)	(9)
(Gain) loss on pension and other postretirement plan remeasurements	(5)	1
Change in operating assets and liabilities	136	(106)
Total cash flows provided by operating activities from continuing operations	295	94
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Additions to property, plant and equipment	(51)	(64)
Proceeds from disposal of property, plant and equipment	4	11
Proceeds from sale of operations	2	16
Proceeds from settlement of Company-owned life insurance contracts	25	5
Company-owned life insurance payments	(1)	(1)
Funds restricted for specific transactions	(9)	(8)
Reimbursements from restricted investments	52	41
Proceeds from sale of securities	40	36
Purchases of securities	(40)	(36)
Total cash flows provided by investing activities from continuing operations	22	—
CASH FLOWS USED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repurchase of common stock	—	(100)
Debt issuance costs	(2)	—
Cash dividends paid	(57)	(57)
Stock based compensation employee withholding taxes paid in cash	(1)	(4)
Total cash flows used by financing activities from continuing operations	(60)	(161)
CASH PROVIDED (USED) BY CONTINUING OPERATIONS	257	(67)
CASH USED BY DISCONTINUED OPERATIONS
Operating cash flows	(31)	(27)
Total cash used by discontinued operations	(31)	(27)
Effect of currency exchange rate changes on cash and cash equivalents	(1)	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225	(93)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	215	300
CASH AND CASH EQUIVALENTS - END OF PERIOD	$440	$207

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ASHLAND INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles for interim financial reporting ("U.S. GAAP") and U.S. Securities and Exchange Commission ("SEC") regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These Condensed Consolidated Financial Statements omit certain information and footnote disclosures required for complete annual financial statements and, therefore, should be read in conjunction with the Ashland Inc. and consolidated subsidiaries ("Ashland" or the "Company") Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on November 20, 2025. Results of operations for the three and nine months ended June 30, 2026, are not necessarily indicative of the expected results for the remainder of the fiscal year.

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

NOTE B – DIVESTITURES

Avoca business sale

On March 31, 2025, Ashland completed the sale of its Avoca business to Mane SA. Proceeds from the sale were $16 million, net of transaction costs for the nine months ended June 30, 2025 within the investing activities section of the Statement of Condensed Consolidated Cash Flows. Ashland recorded the final sale proceeds of $2 million within the investing activities section of the Statement of Condensed Consolidated Cash Flows for the nine months ended June 30, 2026.

The Avoca business was included within Ashland's Personal Care reportable segment.

Ashland determined this transaction did not qualify for discontinued operations treatment since it neither represented a strategic shift nor did it have a major effect on Ashland's operations and financial results.

Ashland recorded an impairment charge of zero and $183 million ($1 million allocated to goodwill, $134 million to other intangible assets, $33 million to property, plant and equipment, $14 million to operating lease assets, net and $1 million to other current assets) within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2025.

The impairment charge includes the impact of the related inside tax basis differences associated with the impaired assets. The tax benefit associated with the sale is included within the income tax expense (benefit) caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025. Ashland also recorded a pre-tax gain on sale of $8 million following the completion of this sale, mainly related to working capital movements, within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

Other corporate assets

During the nine months ended June 30, 2026, Ashland completed the sale of an excess land property with a net book value of $2 million. Ashland received net proceeds of $4 million and recorded a pre-tax gain of $2 million within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2026.

Ashland also recorded a $2 million pre-tax gain related to excess land property termination fee within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) during the three and nine months ended June 30, 2026.

During the nine months ended June 30, 2025, Ashland completed the sale of an excess land property with a net book value of zero. Ashland received net proceeds and recorded a pre-tax gain of $11 million within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

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

The following divested businesses represent disposal groups that qualified as discontinued operations in previous periods and impacted discontinued operations for the three and nine months ended June 30, 2026 and 2025:

•
The Performance Adhesives business divested in 2022;
•
The sale of Ashland Water Technologies ("Water Technologies") business divested in 2014;

•
The separation of Valvoline Inc. ("Valvoline") business divested in 2017;
•
The sale of the Ashland Distribution ("Distribution") business divested in 2011; and
•
Ashland is subject to liabilities from claims alleging personal injury caused by exposure to asbestos. Such claims result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley Stoker Corporation ("Riley"), a former subsidiary, which qualified as a discontinued operation and from the acquisition during 2009 of Hercules LLC (formerly Hercules Incorporated) ("Hercules"), an indirect wholly-owned subsidiary of Ashland. Adjustments to the recorded asbestos litigation reserves and related insurance receivables are recorded within the loss from discontinued operations, net of income taxes caption within the Statements of Condensed Consolidated Comprehensive Income (Loss). See Note L for more information related to the adjustments on asbestos litigation reserves and receivables.

Components of amounts reflected in the Statements of Condensed Consolidated Comprehensive Income (Loss) related to discontinued operations are presented in the following table:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Performance Adhesives	$—	$—	$—	$(1)
Water Technologies	—	—	2	—
Valvoline	—	—	1	2
Distribution	(3)	(10)	(3)	(10)
Asbestos-related litigation	(22)	(13)	(22)	(13)
	$(25)	$(23)	$(22)	$(22)

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

The following tables detail the amount of restructuring severance expense related to these programs.

	Three months ended June 30, 2026		Three months ended June 30, 2025
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense(a)	Utilization (cash paid)
2025 Restructuring Program	$1	$(2)	$4	$(2)
2023 Restructuring Program	—	—	—	(2)
Total	$1	$(2)	$4	$(4)

(a)
Severance expense is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three months ended June 30, 2026 and 2025.

	Nine months ended June 30, 2026		Nine months ended June 30, 2025
(In millions)	Severance expense(a)	Utilization (cash paid)	Severance expense (income)(a)	Utilization (cash paid)
2025 Restructuring Program	$3	$(6)	$15	$(7)
2023 Restructuring Program	1	(2)	(2)	(11)
Total	$4	$(8)	$13	$(18)

(a)
Severance expense (income) is recorded within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2026 and 2025.

The following table details at June 30, 2026, the amount of restructuring severance liabilities related to these programs.

(In millions)	2025 Restructuring Program	2023 Restructuring Program
Balance at September 30, 2025(a)	$5	$1
Restructuring expense	3	1
Utilization (cash paid)	(6)	(2)
Balance at June 30, 2026(a)	$2	$—

(a)
The restructuring severance liabilities associated with these programs is recorded within accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025.

Plant optimization actions

Ashland's portfolio optimization actions have included manufacturing network optimization projects associated with carboxymethylcellulose ("CMC"), industrial methylcellulose ("MC"), vinyl pyrrolidone and derivatives ("VP&D") and hydroxyethylcellulose ("HEC").

During the three and nine months ended June 30, 2026, Ashland incurred zero and $4 million of accelerated depreciation for product line optimization activities associated with a Specialty Additives manufacturing facility, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

During the three and nine months ended June 30, 2025, Ashland incurred $27 million and $40 million, respectively, of accelerated depreciation for product line optimization activities associated with Life Sciences, Personal Care and Specialty Additives manufacturing facilities, which was recorded within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

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

The following table summarizes financial instruments subject to recurring fair value measurements as of June 30, 2026:

(In millions)	Carrying value	Total fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$440	$440	$440	$—	$—
Restricted investments(a)(b)	332	332	332	—	—
Investment of captive insurance company(c)	7	7	7	—	—
Total assets at fair value	$779	$779	$779	$—	$—

Liabilities
Foreign currency derivatives(d)	$3	$3	$—	$3	$—
Commodity derivatives(d)	2	2	—	2	—
Total liabilities at fair value	$5	$5	$—	$5	$—

(a)
Includes $285 million within restricted investments and $47 million within other current assets in the Condensed Consolidated Balance Sheet.
(b)
Includes $220 million related to the Asbestos trust and $112 million related to the Environmental trust.
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

The following table presents gross unrealized gains and losses for the restricted investments as of:

		Gross	Gross
(In millions)	Adjusted cost	unrealized gain	unrealized loss	Fair value
June 30, 2026
Demand deposit	$2	$—	$—	$2
Equity mutual fund	86	76	—	162
Fixed income mutual fund	201	—	(33)	168
Fair value	$289	$76	$(33)	$332

September 30, 2025
Demand deposit	$3	$—	$—	$3
Equity mutual fund	103	67	—	170
Fixed income mutual fund	205	—	(31)	174
Fair value	$311	$67	$(31)	$347

The following table presents the investment income, net gains realized, funds restricted for specific transactions, and disbursements related to restricted investments:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Investment income(a)	$3	$3	$10	$10
Net gains(a)	20	19	18	5
Funds restricted for specific transactions	2	—	9	8
Disbursements	(19)	(17)	(52)	(41)

(a)
Included in the net interest and other (income) expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

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

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Foreign currency derivative (losses) gains	$(1)	$20	$(3)	$17

The following table summarizes the fair values of the outstanding foreign currency derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	June 30	September 30
(In millions)	2026	2025
Foreign currency derivative assets(a)	$—	$—
Notional contract values	10	44

Foreign currency derivative liabilities	$3	$1
Notional contract values	228	128

(a)
Zero denotes less than $1 million of activity.

Commodity derivatives

Natural gas derivatives

To manage its exposure to the market price volatility of natural gas consumed by its U.S. plants during the manufacturing process, Ashland regularly enters into forward contracts that are designated as cash flow hedges.

Other commodity derivatives

Ashland utilizes forward contracts to manage its exposure to the market volatility of butane consumed by its U.S. plants during the manufacturing process. These derivative instruments qualify as a hedge of future cash flows, are recognized as either assets or liabilities within the Condensed Consolidated Balance Sheets and are measured at fair value. Gains and losses related to an instrument that qualifies for hedge accounting are either recognized in the Statements of Condensed Consolidated Comprehensive Income (Loss) immediately to offset the gain or loss on the hedged item, or deferred and recorded in the equity section of the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive loss and subsequently recognized in the Statements of Condensed Consolidated Comprehensive Income (Loss) when the hedged item affects net income (loss). Cash flows from derivative financial instruments designated as cash flow hedges are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the relevant period.

The following table summarizes the net losses recognized within the cost of sales caption of the Statements of Condensed Consolidated Comprehensive Income (Loss):

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Commodity derivative losses	$(1)	$(1)	$—	$(2)

The following table summarizes the fair values of the outstanding commodity derivatives included in accounts receivable, net and accrued expenses and other liabilities of the Condensed Consolidated Balance Sheets as of:

	June 30	September 30
(In millions)	2026	2025
Commodity derivative assets(a)	$—	$1
Notional contract values	2	6

Commodity derivative liabilities	$2	$1
Notional contract values	16	7

(a)
Zero denotes less than $1 million of activity.

Other financial instruments

At June 30, 2026 and September 30, 2025, Ashland's long-term debt (including the current portion and excluding debt issuance cost discounts) had a carrying value of $1,383 million and $1,394 million, respectively, compared to a fair value of $1,369 million and $1,366 million, respectively. The fair values of long-term debt are based on quoted market prices (level 1 of the fair value hierarchy).

NOTE F – INVENTORIES

Inventories are carried at the lower of cost or net realizable value. Inventories are stated at cost using the weighted-average cost method. This method values inventories using average costs for raw materials and most recent production costs for labor and overhead.

The following table summarizes Ashland’s inventories as of:

	June 30	September 30
(In millions)	2026	2025
Finished products	$349	$421
Raw materials, supplies and work in process	141	147
	$490	$568

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Ashland tests goodwill and other indefinite-lived intangible assets for impairment annually as of July 1 or whenever events and circumstances indicate an impairment may have occurred.

No indicators of impairment were identified during the three and nine months ended June 30, 2026.

During the three months ended June 30, 2025, Ashland performed an interim quantitative goodwill impairment assessment following a sustained decline in the market price of its Common Stock and weakened operating performance resulting from a challenging macroeconomic environment. The assessment indicated that the carrying values of the Life Sciences and Specialty Additives reporting units exceeded their estimated fair values.

As a result, Ashland recorded non-cash goodwill impairment charges of $375 million and $331 million for the Life Sciences and Specialty Additives reporting units, respectively, for a total goodwill impairment charge of $706 million. The impairment charge was recorded within goodwill impairment in the Statements of Condensed Consolidated Comprehensive Income (Loss) during the three and nine months ended June 30, 2025.

Prior to the impairment, goodwill balances associated with the Life Sciences and Specialty Additives reporting units were $841 million and $443 million, respectively. The goodwill impairment charges were not deductible for income tax purposes.

The fair value estimates used in the interim quantitative impairment assessment were based on an income approach utilizing Level 3 inputs, including significant assumptions regarding future cash flows, sales growth rates, operating income (loss) before income taxes, depreciation and amortization ("EBITDA") growth rates, terminal growth rates, and discount rates.

The following is a progression of goodwill by reportable segment for the nine months ended June 30, 2026:

	Life	Personal	Specialty
(In millions)	Sciences	Care	Additives	Intermediates	Total
Balance at September 30, 2025(a)	$466	$127	$112	$—	$705
Currency translation	(4)	(1)	—	—	(5)
Balance at June 30, 2026(a)	$462	$126	$112	$—	$700

(a)
As of both June 30, 2026 and September 30, 2025, there were accumulated impairments of $375 million, $356 million, $505 million and $90 million related to the Life Sciences, Personal Care, Specialty Additives and Intermediates reportable segments, respectively.

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

No indicators of impairment were identified for indefinite-lived trademarks and trade names during the three and nine months ended June 30, 2026.

Other intangible assets were comprised of the following as of:

	June 30, 2026			September 30, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
(In millions)	amount	amortization	amount	amount	amortization	amount
Definite-lived intangible assets
Trademarks and trade names	$74	$(42)	$32	$75	$(39)	$36
Intellectual property	678	(657)	21	683	(638)	45
Customer lists	607	(425)	182	614	(410)	204
Total definite-lived intangible assets	1,359	(1,124)	235	1,372	(1,087)	285

Indefinite-lived intangible assets
Trademarks and trade names	278	—	278	278	—	278
Total indefinite-lived intangible assets	$1,637	$(1,124)	$513	$1,650	$(1,087)	$563

Amortization expense recognized on other intangible assets was $15 million for both the three months ended June 30, 2026 and 2025, and $46 million and $47 million for the nine months ended June 30, 2026 and 2025, respectively, and is included within the intangibles amortization expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Estimated amortization expense for future periods is $60 million in 2026 (includes nine months actual and three months estimated), $37 million in 2027, $34 million in 2028, $27 million in 2029 and $19 million in 2030. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions and divestitures, potential impairment, accelerated amortization, or other events.

NOTE H – DEBT AND OTHER FINANCING ACTIVITIES

The following table summarizes Ashland’s long-term debt as of:

(In millions)	June 30, 2026	September 30, 2025
3.375% Senior Notes, due 2031	$450	$450
2.00% Senior Notes, due 2028 (Euro 500 million principal)	571	586
6.875% Notes, due 2043	282	282
6.50% Junior Subordinated Notes, due 2029	76	72
Other(a)	(5)	(6)
Long-term debt (less debt issuance costs)(b)	$1,374	$1,384

(a)
Other includes $9 million and $10 million of debt issuance costs as of June 30, 2026 and September 30, 2025, respectively.
(b)
The current portion of the long-term debt was zero for both June 30, 2026 and September 30, 2025.

The scheduled aggregate maturities for long-term debt by year (excluding debt issuance costs) are as follows as of June 30, 2026: zero 2026, $4 million in 2027, $571 million in 2028, $97 million in 2029, zero in 2030 and $450 million in 2031.

Credit agreements and refinancing

On May 28, 2026 (the “Closing Date”), Ashland Inc. and its Swiss subsidiary, Ashland Industries Europe GmbH ("the Swiss Borrower"), entered into a Second Amended and Restated Credit Agreement (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a $500 million five-year revolving credit facility (including a $125 million letter of credit sublimit) ("The Revolving Facility"), which may be drawn by Ashland or the Swiss Borrower.

The 2026 Credit Agreement amends and restates the Amended and Restated Credit Agreement dated as of July 22, 2022.

The obligations of the Swiss Borrower under the 2026 Revolving Facility are guaranteed by Ashland. The Revolving Facility is unsecured.

At Ashland’s option, loans issued under the 2026 Credit Agreement will bear interest at (a) in the case of loans denominated in U.S. dollars, either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate and (b) in the case of loans denominated in Euros, Euro Interbank Offered Rate ("EURIBOR"), in each case plus the applicable interest rate margin. Loans will initially bear interest at Term SOFR or EURIBOR plus 1.375% per annum, in the case of Term SOFR borrowings or EURIBOR borrowings, respectively, or at the alternate base rate plus 0.375%, in the case of alternate base rate borrowings, through and including the date of delivery of a quarterly compliance certificate and thereafter the interest rate will fluctuate between Term SOFR or EURIBOR plus 1.250% per annum and Term SOFR or EURIBOR plus 1.750% per annum (or between the alternate base rate plus 0.250% per annum and the alternate base rate plus 0.750% annum), based upon the Consolidated Net Leverage Ratio (as defined in the 2026 Credit Agreement) at such time. In addition, Ashland will initially be required to pay fees of 0.175% per annum on the daily unused amount of the Revolving Facility through and including the date of delivery of a compliance certificate, and thereafter the fee rate will fluctuate between 0.125% and 0.275% per annum, based upon the Consolidated Net Leverage Ratio.

The Revolving Facility may be prepaid at any time without premium.

The 2026 Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including limitations on liens, additional subsidiary indebtedness, investments, mergers, dispositions, restricted payments, changes in the nature of business, affiliate transactions, restrictions on distributions by subsidiaries, use of proceeds, accounting changes and other customary limitations, as well as financial covenants (including maintenance of a maximum Consolidated Net Leverage Ratio and a minimum Consolidated Interest Coverage Ratio (as defined in the 2026 Credit Agreement)). The 2026 Credit Agreement also contains usual and customary events of default, including non-payment of principal, interest, fees and other amounts, material breach of a representation or warranty, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency, material judgments, incurrence of certain material ERISA liabilities, impairment of loan documentation and change of control.

Ashland incurred and paid $2 million of debt issuance costs in connection with the 2026 Credit Agreement during the three and nine months ended June 30, 2026. These costs are being amortized over the term of the 2026 Credit Agreement using the straight-line method and are included within net interest and other (income) expense in the Statements of Consolidated Comprehensive Income (Loss). This amount was also recorded within debt issuance costs paid in the cash flows used by financing activities from continuing operations section of the Statement of Condensed Consolidated Cash Flows for the nine months ended June 30, 2026.

Accounts receivable facilities and supply chain finance program

Ashland continues to maintain its U.S. Accounts Receivable Sales Program, which was entered into during fiscal 2021, and its Foreign Accounts Receivable Sales Program, which was entered into during fiscal 2024. Under these programs, Ashland accounts for the accounts receivable transferred to buyers as sales. Ashland recognizes any gains or losses based on the excess of proceeds received net of buyer’s discounts and fees compared to the carrying value of the accounts receivable. Proceeds received, net of buyer’s discounts and fees, are recorded within the operating activities of the Statements of Condensed Consolidated Cash Flows. Losses on sale of accounts receivable, including related transaction expenses are recorded within the net interest and other (income) expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland regularly assesses its servicing obligations and records them as assets or liabilities when appropriate. Ashland also monitors its obligation with regards to the limited guarantee and records the resulting guarantee liability when warranted. When applicable, Ashland discloses the amount of the accounts receivable that serves as over-collateralization as a restricted asset.

Accounts Receivable Sales Programs

The following table provides information related to the U.S. and Foreign Accounts Receivable Sales Programs as of:

(In millions)	June 30, 2026	September 30, 2025
U.S. Accounts Receivable Sales Program
Buyer limit	$68	$59
Sales outstanding	68	59
Receivables transferred to SPE (Special purpose entity)	88	75
Servicing and guarantee liability(a)	—	—
Foreign Accounts Receivable Sales Program
Buyer limit	$109	$103
Sales outstanding	109	103
Receivables transferred to SPE	149	142
Servicing and guarantee liability(a)	—	—

(a)
Zero denotes less than $1 million of activity.

The following table provides the impact of the U.S. and Foreign Accounts Receivable Sales Programs on the Statements of Condensed Consolidated Comprehensive Income (Loss).

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
U.S. Accounts Receivable Sales Program
Loss on sale(a)(b)	$—	$1	$1	$3
Foreign Accounts Receivable Sales Program
Loss on sale(a)(b)	$1	$—	$2	$3

(a)
Recorded within the net interest and other (income) expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Zero denotes less than $1 million of activity.

The following table provides cash flow activity related to the U.S. and Foreign Accounts Receivable Sales Programs.

	Nine months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2025
U.S. Accounts Receivable Sales Program
Gross proceeds received	$100	$290
Cash collections	91	301
Net change in receivables sales volume	$9	$(11)
Foreign Accounts Receivable Sales Program
Gross proceeds received	$57	$413
Cash collections	45	400
Net change in receivables sales volume	$12	$13

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

(In millions)	Three months ended June 30, 2026	Nine months ended June 30, 2026
Confirmed obligations outstanding at beginning of period	$5	$—
Invoices confirmed during the period	6	16
Confirmed invoices paid during the period	(6)	(11)
Confirmed obligations outstanding at end of period	$5	$5

Available borrowing capacity and liquidity

The borrowing capacity remaining under the 2026 Credit Agreement was $496 million, which reflects the full $500 million Revolving Credit Facility less a reduction of $4 million for letters of credit outstanding as of June 30, 2026.

Ashland had no available liquidity under its current U.S. and Foreign Accounts Receivable Sales Programs as of June 30, 2026.

Covenants related to current Ashland debt agreements

Ashland's debt contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2026, Ashland is in compliance with all debt agreement covenant restrictions.

The maximum consolidated net leverage ratio permitted under the 2026 Credit Agreement is 4.0. At June 30, 2026, Ashland’s calculation of the consolidated net leverage ratio was 2.3.

The minimum required consolidated interest coverage ratio under the 2026 Credit Agreement is 3.0. At June 30, 2026, Ashland’s calculation of the consolidated interest coverage ratio was 6.9.

NOTE I – LEASING ARRANGEMENTS

The components of lease cost recognized within the Statements of Condensed Consolidated Comprehensive Income (Loss) are as follows:

		Three months ended		Nine months ended
		June 30		June 30
(In millions)	Location	2026	2025	2026	2025
Lease cost:
Operating lease cost	Selling, general and administrative	$3	$3	$9	$9
Operating lease cost	Cost of sales	3	4	9	10
Variable lease cost	Selling, general and administrative	1	1	4	4
Variable lease cost	Cost of sales	1	1	3	5
Short-term leases(a)	Cost of sales	—	1	1	3
Total lease cost		$8	$10	$26	$31

(a)
Zero denotes less than $1 million of activity.

Right-of-use assets exchanged for new operating lease obligations were $1 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $5 million for both the nine months ended June 30, 2026 and 2025.

The following table provides cash paid for amounts included in the measurement of lease liabilities:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Operating cash flows from operating leases	$6	$7	$19	$20

NOTE J – INCOME TAXES

Current fiscal year

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The effective tax rate was 27% and 30% for the three and nine months ended June 30, 2026, respectively. The tax rate for the three months ended June 30, 2026, was primarily impacted by jurisdictional income mix and a net $3 million from unfavorable tax discrete items primarily related to cash repatriation and changes in uncertain tax positions. The tax rate for the nine months ended June 30, 2026, was primarily impacted by jurisdictional income mix, as well as a net $4 million from unfavorable tax discrete items primarily related to cash repatriation, equity compensation adjustments and changes in uncertain tax positions.

Prior fiscal year

The effective tax rate was negative 2% and 2% for the three and nine months ended June 30, 2025, respectively. The tax rate for the three months ended June 30, 2025, was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million and a net $16 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions. The tax rate for the nine months ended June 30, 2025, was impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million, and a net $23 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions.

Unrecognized tax benefits

Changes in unrecognized tax benefits are summarized as follows for the nine months ended June 30, 2026:

(In millions)
Balance at October 1, 2025	$65
Decreases related to positions taken on items from prior years	(1)
Increases related to positions taken in the current year	2
Increases related to positions taken in the prior year	1
Lapse of statute of limitations	(1)
Balance at June 30, 2026	$66

From a combination of statute expirations and audit settlements in the next twelve months, Ashland expects a decrease in the amount of accrual for uncertain tax positions between zero and $1 million for continuing operations. For the remaining balance as of June 30, 2026, it is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions or the expiration of applicable statute of limitations; however, Ashland is not able to estimate the impact of these items at this time.

NOTE K - EMPLOYEE BENEFIT PLANS

Restructuring and plan remeasurement

In June 2026, Ashland completed a buy-out transaction for certain retirees participating in two of its U.S. defined benefit pension plans. Under the buy-out transaction, the pension plans purchased group annuity contracts from an insurance company, which assumed responsibility for future benefit payments to the affected retirees. As a result, Ashland was relieved of the related pension obligations and derecognized the associated projected benefit obligations and related plan assets from its Condensed Consolidated Balance Sheet. The affected pension plans continue to operate following the transaction, with remaining active, deferred vested and retiree participants. The buy-in transaction triggered a remeasurement of the affected pension plans immediately prior to settlement. Based on the remeasurement and settlement accounting, Ashland recognized a settlement gain of $2 million within the other net periodic benefit (income) loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2026. As of June 30, 2026, Ashland transferred approximately $30 million of projected benefit obligations and $28 million of related plan assets associated with the affected retirees to the insurance company. The remaining projected benefit obligations and related plan assets of the two pension plans continue to be reflected in Ashland's Condensed Consolidated Balance Sheet.

During the first quarter of fiscal 2025, as part of its fiscal 2024 restructuring activities, Ashland terminated approximately 40 employees in its Doel, Belgium facility. The postretirement benefits for these employees, all of whom participated in a non-contributory defined benefit plan in Belgium, were frozen. This resulted in a decrease in total expected future years of service within the plan and required Ashland to remeasure the plan during the nine months ended June 30, 2025. As a result, Ashland recorded a $1 million curtailment loss within the other net periodic benefit (income) loss caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025.

Plan contributions

For the nine months ended June 30, 2026, Ashland contributed $5 million to its U.S. pension plans and $5 million to its non-U.S. pension plans. Ashland expects to make additional contributions of $1 million to its U.S. pension plans and $1 million to its non-U.S. pension plans during the remainder of fiscal 2026.

Components of net periodic benefit costs

The following table summarizes the components of pension and other postretirement benefit costs for continuing operations:

	Pension benefits		Other postretirement benefits
(In millions)	2026	2025	2026	2025
Three months ended June 30
Service cost	$1	$1	$1	$1
Interest cost	3	3	—	—
Expected return on plan assets	(3)	(2)	—	—
Settlement gain	(2)	—	—	—
Actuarial gain	(3)	—	—	—
Total net periodic benefit costs	$(4)	$2	$1	$1

Nine months ended June 30
Service cost	$3	$3	$1	$1
Interest cost	9	9	1	1
Expected return on plan assets	(8)	(7)	—	—
Settlement gain	(2)	—	—	—
Actuarial gain	(3)	—	—	—
Curtailment loss	—	1	—	—
Total net periodic benefit costs	$(1)	$6	$2	$2

For segment reporting purposes, service cost is proportionately allocated to each segment, excluding Unallocated and other, and is recorded within the selling, general and administrative expense and cost of sales captions on the Statements of Condensed Consolidated Comprehensive Income (Loss). All other components are recorded within the other net periodic benefit (income) loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss), which netted to income of $5 million and $3 million for the three and nine months ended June 30, 2026, respectively, and expense of $1 million and $4 million for the three and nine months ended June 30, 2025, respectively.

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

To assist in developing and annually updating independent reserve estimates for future asbestos claims and related costs given various assumptions for Ashland and Hercules asbestos claims, Ashland retained third party actuarial experts Gnarus. The methodology used by Gnarus to project future asbestos costs is based largely on recent experience, including claim-filing and settlement rates, disease mix, open claims and litigation defense. The claim experience of Ashland and Hercules are separately compared to the results of previously conducted third party epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population expected to have been exposed to asbestos. Using that information, Gnarus estimates a range of the number of future claims that may be filed, as well as the related costs that may be incurred in resolving those claims. Changes in asbestos litigation reserves and receivables are recorded on an after-tax basis within the loss from discontinued operations, net of income taxes caption in the Statements of Condensed Consolidated Comprehensive Income (Loss).

Ashland asbestos-related litigation

The claims alleging personal injury caused by exposure to asbestos asserted against Ashland result primarily from indemnification obligations undertaken in 1990 in connection with the sale of Riley. The amount and timing of settlements and number of open claims can fluctuate from period to period. A summary of Ashland asbestos claims activity, excluding Hercules claims, is as follows:

	Nine months ended
	June 30		Years ended September 30
(In thousands)	2026	2025	2025	2024	2023
Open claims - beginning of year	40	41	41	42	44
New claims filed	2	1	2	2	2
Claims settled	—	—	—	(1)	(1)
Claims dismissed	(2)	(2)	(3)	(2)	(3)
Open claims - end of period	40	40	40	41	42

Ashland asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 35-year model developed with the assistance of Gnarus.

During the most recent update completed in fiscal 2026, it was determined that the liability for Ashland asbestos-related claims should be increased by $31 million. Total reserves for asbestos claims were $262 million and $258 million at June 30, 2026 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Asbestos litigation reserves - beginning of year	$258	$274	$274	$281	$305
Reserve adjustment	31	16	16	24	9
Amounts paid	(27)	(25)	(32)	(31)	(33)
Asbestos litigation reserves - end of period(a)	$262	$265	$258	$274	$281

(a)
Includes $29 million classified in accrued expenses and other liabilities within the Condensed Consolidated Balance Sheets as of both June 30, 2026 and September 30, 2025.

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

At June 30, 2026 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claim settlement costs from insurers (excluding the Hercules receivable for asbestos claims discussed below) amounted to $103 million and $95 million, respectively. In fiscal 2026, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in a $15 million increase in the receivable for probable insurance recoveries.

A progression of activity in the Ashland insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Insurance receivable - beginning of year	$95	$97	$97	$95	$101
Receivable adjustment	15	5	5	11	3
Amounts collected	(7)	(6)	(7)	(9)	(9)
Insurance receivable - end of period(a)(b)	$103	$96	$95	$97	$95

(a)
The allowance for credit losses was $1 million at both June 30, 2026 and September 30, 2025.
(b)
Includes $10 million classified in accounts receivable, net within the Condensed Consolidated Balance Sheets at both June 30, 2026 and September 30, 2025.

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

Hercules asbestos-related liability

From the range of estimates, Ashland records the amount it believes to be the best estimate of future payments for litigation defense and claim settlement costs. Ashland reviews this estimate, and related assumptions quarterly and annually updates the results of a non-inflated, non-discounted approximate 35-year model developed with the assistance of Gnarus. During the most recent update completed in fiscal 2026, it was determined that the liability for Hercules asbestos-related claims should be increased by $17 million. Total reserves for asbestos claims were $183 million and $177 million at June 30, 2026 and September 30, 2025, respectively.

A progression of activity in the asbestos litigation reserves is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Asbestos litigation reserves - beginning of year	$177	$185	$185	$191	$213
Reserve adjustments	17	10	10	14	(2)
Amounts paid	(11)	(10)	(18)	(20)	(20)
Asbestos litigation reserves - end of period(a)	$183	$185	$177	$185	$191

(a)
Includes $17 million classified in accrued expenses and other liabilities within the Condensed Consolidated Balance Sheets at both June 30, 2026 and September 30, 2025.

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

As of June 30, 2026 and September 30, 2025, Ashland’s receivable for recoveries of litigation defense and claims costs from insurers with respect to Hercules amounted to $53 million and $48 million, respectively. In fiscal 2026, the annual update of the model used for purposes of valuing the asbestos reserve and its impact on valuation of future recoveries from insurers was completed. This model update resulted in an increase of $7 million in the receivable for probable insurance recoveries.

A progression of activity in the Hercules insurance receivable is presented in the following table.

	Nine months ended
	June 30		Years ended September 30
(In millions)	2026	2025	2025	2024	2023
Insurance receivable - beginning of year	$48	$50	$50	$47	$52
Receivable adjustment	7	4	4	6	(3)
Amounts collected	(2)	(5)	(6)	(3)	(2)
Insurance receivable - end of period(a)(b)	$53	$49	$48	$50	$47

(a)
The allowance for credit losses was $1 million at both June 30, 2026 and September 30, 2025.
(b)
Includes $7 million and $6 million classified in accounts receivable, net on the Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, respectively.

Asbestos litigation cost projection

Projecting future asbestos costs is subject to numerous variables that are difficult to predict. In addition to the uncertainties surrounding the number of claims that might be received, other variables include the type and severity of the disease alleged by each claimant and the related costs incurred in resolving those claims, mortality rates, dismissal rates, and uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case. Furthermore, any predictions with respect to these variables are subject to even greater uncertainty as the projection period lengthens. In light of these inherent uncertainties, Ashland believes that the asbestos reserves for Ashland and Hercules represent the best estimate within a range of possible outcomes. As a part of the process to develop these estimates of future asbestos costs, a range of long-term cost models was developed. These models are based on national studies that predict the number of people likely to develop asbestos-related diseases and are heavily influenced by assumptions regarding long-term inflation rates for indemnity payments and legal defense costs, as well as other variables mentioned previously. Ashland has currently estimated in various models ranging from approximately 35-year periods that it is reasonably possible that total future litigation defense and claim settlement costs on an inflated and undiscounted basis could range as high as approximately $375 million for the Ashland asbestos-related litigation (current reserve of $262 million) and approximately $256 million for the Hercules asbestos-related litigation (current reserve of $183 million), depending on the combination of assumptions selected in the various models. While the timeframe used in Ashland’s models for projecting asbestos litigation reserves generally decreases over time based on the expected lifetime of the reserves, these models have been consistently applied between all periods presented. If actual experience is worse than projected, relative to the number of claims filed, the severity of alleged disease associated with those claims or costs incurred to resolve those claims, or actuarial refinement or improvements to the assumptions used within these models are initiated, Ashland may need to further increase the estimates of the costs associated with asbestos claims and these increases could be material over time.

Environmental remediation

Ashland is subject to various federal, state and local environmental laws and regulations that require environmental assessment or remediation efforts (collectively environmental remediation) at multiple locations. At June 30, 2026, such locations included 52 sites where Ashland has been identified as a potentially responsible party under Superfund or similar state laws, 106 current and former operating facilities and about 1,225 service station properties, of which 15 are being actively remediated.

The following table provides a reconciliation of the changes in the environmental remediation reserves:

	Nine months ended
	June 30
(In millions)	2026	2025
Environmental remediation reserves - beginning of year(a)	$226	$221
Disbursements	(28)	(29)
Revised obligation estimates and accretion	33	50
Environmental remediation reserves - end of period(a)	$231	$242

(a)
Includes $184 million and $179 million within other noncurrent liabilities within the Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025, respectively. The remaining reserves were classified in accrued expenses and other liabilities within the Condensed Consolidated Balance Sheets.

The total reserves for environmental remediation reflect Ashland’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are reasonably estimable, without regard to any third-party recoveries. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated reserves for environmental remediation. Ashland regularly adjusts its reserves as environmental remediation continues. Ashland has estimated the value of its probable insurance recoveries associated with its environmental reserve based on management’s interpretations and estimates surrounding the available or applicable insurance coverage. At June 30, 2026 and September 30, 2025, Ashland’s recorded receivables for these probable insurance recoveries were $13 million and $14 million, respectively, of which $12 million at both June 30, 2026 and September 30, 2025, were classified in other noncurrent assets within the Condensed Consolidated Balance Sheets.

Components of environmental remediation expense included within the selling, general and administrative expense caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented in the following table:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Environmental expense	$21	$46	$32	$49
Accretion	1	1	1	1
Legal expense	1	—	2	1
Total expense	23	47	35	51

Insurance receivable	(2)	(3)	(3)	(4)
Total expense, net of receivable activity	$21	$44	$32	$47

(a)
Net expense of $4 million for both the three and nine months ended June 30, 2026 and $14 million for both the three and nine months ended June 30, 2025, respectively, relates to divested businesses which qualified for treatment as discontinued operations for which certain environmental liabilities were retained by Ashland. These amounts are classified within the loss from discontinued operations, net of income taxes caption of the Statements of Condensed Consolidated Comprehensive Income (Loss).

Environmental remediation reserves are subject to uncertainties that affect Ashland’s ability to estimate its share of the costs. Such uncertainties involve the nature and extent of contamination at each site and the extent of required cleanup efforts under existing environmental regulations. Although it is not possible to predict with certainty the ultimate costs of environmental remediation, Ashland currently estimates that the upper end of the reasonably possible range of future costs for identified sites could be as high as approximately $480 million. The largest reserve for any site is 21% of the environmental remediation reserves as of June 30, 2026.

Other legal proceedings and claims

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability, and other environmental matters, which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded and losses already recognized with respect to such actions were immaterial as of June 30, 2026. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were not material as of June 30, 2026.

NOTE M – EARNINGS (LOSS) PER SHARE

The following is the computation of basic and diluted earnings (loss) per share ("EPS") from continuing operations attributable to Ashland. Stock appreciation rights and warrants available to purchase shares outstanding for each reporting period whose exercise price was greater than the average market price of Ashland common stock for each applicable period were not included in the computation of income (loss) from continuing operations per diluted share because the effect of these instruments would be antidilutive. The total number of these shares outstanding was approximately 2 million at both June 30, 2026 and 2025. The majority of these shares are for warrants with a strike price of $128.66.

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2026	2025	2026	2025
Numerator
Numerator for basic and diluted EPS - Income (loss) from continuing operations, net of tax	$41	$(719)	$42	$(855)
Denominator
Denominator for basic EPS - Weighted-average common shares outstanding	46	46	46	47
Share based awards convertible to common shares(a)	—	—	—	—
Denominator for diluted EPS - Adjusted weighted-average shares and assumed conversions	46	46	46	47
EPS from continuing operations
Basic	$0.89	$(15.70)	$0.91	$(18.39)
Diluted(a)	0.89	(15.70)	0.91	(18.39)

(a)
As a result of the loss from continuing operations attributable to Ashland during the three and nine months ended June 30, 2025, the effect of the share-based awards convertible to common stock would be antidilutive and have been excluded from the diluted EPS calculation. Convertible shares for each of the applicable periods was less than $1 million.

NOTE N – EQUITY ITEMS

2023 Stock repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). As of June 30, 2026, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

The following table provides the common stock repurchase activity:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	—	—	—	1.50
Weighted-average price per share(a)	$—	$—	$—	$64.90
Aggregate purchase price(a)	$—	$—	$—	$100

(a)
Includes transaction costs.

Stockholder dividends

On May 5, 2026, Ashland's Board declared a quarterly cash dividend of 42.0 cents per share on the Company's common stock representing a 1% increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2026. Dividends of 41.5 cents per share were paid in the first and second quarters of fiscal 2026, and the third and fourth quarters of fiscal 2025. Dividends of 40.5 cents per share were paid in both the first and second quarters of fiscal 2025.

Accumulated other comprehensive loss

Components of other comprehensive income (loss) recorded in the Statements of Condensed Consolidated Comprehensive Income (Loss) are presented below, before tax and net of tax effects:

	2026			2025
(In millions)	Before tax	Tax expense	Net of tax	Before tax	Tax benefit (expense)	Net of tax
Three months ended June 30
Other comprehensive income
Unrealized translation gain	$4	$—	$4	$92	$(1)	$91
Unrealized loss on commodity hedges	(2)	—	(2)	(1)	—	(1)
Total other comprehensive income	$2	$—	$2	$91	$(1)	$90

Nine months ended June 30
Other comprehensive income (loss)
Unrealized translation (loss) gain	$(5)	$(1)	$(6)	$46	$—	$46
Unrealized (loss) gain on commodity hedges	(2)	—	(2)	3	(1)	2
Total other comprehensive income (loss)	$(7)	$(1)	$(8)	$49	$(1)	$48

Summary of equity

A reconciliation of changes in equity are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2026	2025	2026	2025
Common stock and paid in capital
Balance, beginning of period	$13	$1	$7	$1
Common shares issued under stock incentive and other plans(a)	5	2	11	8
Common shares purchased under repurchase program(b)(c)	—	—	—	(6)
Balance, end of period	18	3	18	3
Retained earnings
Balance, beginning of period	2,264	3,048	2,298	3,315
Net income (loss)	16	(742)	20	(877)
Dividends	(20)	(20)	(57)	(57)
Common shares purchased under repurchase program(b)(c)	—	—	—	(95)
Other	1	—	—	—
Balance, end of period	2,261	2,286	2,261	2,286
Accumulated other comprehensive loss
Balance, beginning of period	(411)	(490)	(401)	(448)
Unrealized translation gain (loss)	4	91	(6)	46
Unrealized (loss) gain on commodity hedges	(2)	(1)	(2)	2
Balance, end of period	(409)	(400)	(409)	(400)
Total equity	$1,870	$1,889	$1,870	$1,889
Cash dividends declared per common share	$0.420	$0.415	$1.250	$1.225

(a)
Common stock issued were 5,593 and 11,423 for the three months ended June 30, 2026 and 2025, respectively, and 83,605 and 139,824 for the nine months ended June 30, 2026 and 2025, respectively. Includes zero for both the three months ended June 30, 2026 and 2025, and $1 million and $4 million for the nine months ended June 30, 2026 and 2025, respectively, associated with stock-based compensation employee withholding taxes.
(b)
Common stock repurchased were zero for each of the three and nine months ended June 30, 2026, and zero and 1,541,320 for the three and nine months ended June 30, 2025.
(c)
Includes zero in excise tax on common stock repurchases for both the three and nine months ended June 30, 2026, and zero and $1 million for the three and nine months ended June 30, 2025. Ashland paid a total of $100 million for the nine months ended June 30, 2025 for common stock repurchases.

NOTE O – STOCK INCENTIVE PLANS

The components of Ashland’s pre-tax stock-based compensation expense included in continuing operations are as follows:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026(a)	2025(b)	2026(a)	2025(b)
Stock appreciation rights	$1	$—	$2	$—
Nonvested stock awards	3	2	9	9
Performance share awards	2	1	5	3
	$6	$3	$16	$12

(a)
Included $1 million and $2 million of expense related to cash-settled nonvested restricted stock awards during the three and nine months ended June 30, 2026, respectively, and zero and $1 million of expense related to cash-settled performance units during the three and nine months ended June 30, 2026, respectively.
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

Sales by geography
	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Life Sciences
North America	$33	$31	$92	$84
Europe	71	60	188	179
Asia Pacific	56	52	155	151
Latin America & other	20	19	56	54
	$180	$162	$491	$468

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Personal Care
North America	$39	$35	$107	$116
Europe	59	59	165	163
Asia Pacific	38	34	102	94
Latin America & other	19	19	54	53
	$155	$147	$428	$426

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Specialty Additives
North America	$48	$47	$127	$133
Europe	48	48	127	130
Asia Pacific	34	30	98	97
Latin America & other	6	6	20	20
	$136	$131	$372	$380

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Intermediates
North America	$24	$21	$68	$69
Europe	7	9	17	20
Asia Pacific	4	2	12	10
Latin America & other	2	1	6	5
	$37	$33	$103	$104

Ashland has two product categories that represent 10% or greater of Ashland's total consolidated sales, which were cellulosics and polyvinylpyrrolidones ("PVP"). The following table summarizes the percentage of Ashland's total consolidated sales for these products:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Cellulosics	40%	40%	40%	39%
PVP	24%	25%	24%	25%
	64%	65%	64%	64%

Trade receivables

Trade receivables are defined as receivables arising from contracts with customers and are recorded within the accounts receivable, net caption within the Condensed Consolidated Balance Sheets. Ashland’s trade receivables were $203 million and $200 million as of June 30, 2026 and September 30, 2025, respectively. See Note H for additional information on Ashland’s programs to sell certain accounts receivables on a revolving basis to third-party banks up to an aggregate purchase limit (U.S and Foreign Accounts Receivable Sales Programs).

NOTE Q – REPORTABLE SEGMENT INFORMATION

Ashland determines its reportable segments based on how operations are managed internally for the products and services sold to customers, including how the results are reviewed by Guillermo Novo, Chair and Chief Executive Officer of the Company, which includes determining resource allocation methodologies used for reportable segments. EBITDA is the primary measures of performance that are reviewed by the chief operating decision maker in assessing each reportable segment's financial performance. Ashland does not aggregate operating segments to arrive at these reportable segments.

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

Reportable segment results

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other comparable companies. Ashland allocates all costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit (income) loss caption of the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all reportable segments on a retrospective basis. There were no material changes in methodology for the three and nine months ended June 30, 2026 or 2025.

Ashland determined that disclosing sales by specific product was impracticable due to the highly customized and extensive portfolio of products offered to customers and since no one product or a small group of products could be aggregated together to represent a majority of revenue within a reportable segment.

The following table presents various financial information for each reportable segment:

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2026	2025	2026	2025
Sales
Life Sciences	$180	$162	$491	$468
Personal Care	155	147	428	426
Specialty Additives	136	131	372	380
Intermediates	37	33	103	104
Intersegment sales(a)	(11)	(10)	(29)	(31)
	$497	$463	$1,365	$1,347
Cost of sales
Life Sciences	$106	$103	$308	$311
Personal Care	90	87	257	256
Specialty Additives	110	123	317	328
Intermediates	32	28	90	93
Intersegment sales	(11)	(10)	(29)	(31)
	$327	$331	$943	$957
Selling, general and administrative expense
Life Sciences	$20	$18	$61	$58
Personal Care	22	21	63	62
Specialty Additives	17	17	50	49
Intermediates	2	1	6	4
Total operating segments	61	57	180	173
Unallocated and other	38	49	84	95
	$99	$106	$264	$268
Research and development expense
Life Sciences	$4	$4	$11	$12
Personal Care	6	6	17	19
Specialty Additives	4	3	10	8
Intermediates	—	—	1	—
Total operating segments	14	13	39	39
Unallocated and other	1	—	2	2
	$15	$13	$41	$41
Amortization expense
Life Sciences	$5	$5	$14	$13
Personal Care	8	8	25	26
Specialty Additives	2	2	7	7
Intermediates	—	—	—	1
Total operating segments	15	15	46	47
Unallocated and other	—	—	—	—
	$15	$15	$46	$47
Equity and other income
Life Sciences	$—	$—	$—	$—
Personal Care	—	—	1	1
Specialty Additives	—	—	—	—
Intermediates	—	—	—	—
Total operating segments	—	—	1	1
Unallocated and other	1	—	1	—
	$1	$—	$2	$1

	Three months ended		Nine months ended
	June 30		June 30
(In millions - unaudited)	2026	2025	2026	2025
Goodwill impairment and (income) loss on divestitures, net
Life Sciences	$—	$375	$—	$375
Personal Care	—	—	—	—
Specialty Additives	—	331	—	331
Intermediates	—	—	—	—
Total operating segments	—	706	—	706
Unallocated and other	(1)	—	(3)	165
	$(1)	$706	$(3)	$871
Operating income (loss)
Life Sciences	$45	$(343)	$97	$(301)
Personal Care	29	25	67	64
Specialty Additives	3	(345)	(12)	(343)
Intermediates	3	4	6	6
Total operating segments	80	(659)	158	(574)
Unallocated and other(b)	(37)	(49)	(82)	(262)
Total operating income (loss)	$43	$(708)	$76	$(836)
Net interest and other (income) expense	(8)	(5)	19	34
Other net periodic benefit (income) loss	(5)	1	(3)	4
Income (loss) from continuing operations before income taxes	$56	$(704)	$60	$(874)

EBITDA(c)
Life Sciences	$60	$(321)	$140	$(240)
Personal Care	44	40	113	113
Specialty Additives	18	(309)	35	(276)
Intermediates	4	7	10	16
Total operating segments	126	(583)	298	(387)
Unallocated and other	(36)	(49)	(81)	(262)
Total EBITDA	$90	$(632)	$217	$(649)
Depreciation expense	32	61	95	140
Amortization expense	15	15	46	47
Net interest and other (income) expense	(8)	(5)	19	34
Other net periodic benefit (income) loss	(5)	1	(3)	4
Income (loss) from continuing operations before income taxes	$56	$(704)	$60	$(874)

Depreciation expense
Life Sciences(d)	$10	$17	$29	$48
Personal Care(e)	7	7	21	23
Specialty Additives(e)	13	34	40	60
Intermediates	1	3	4	9
Total operating segments	31	61	94	140
Unallocated and other(f)	1	—	1	—
	$32	$61	$95	$140

	June 30	September 30
(In millions - unaudited)	2026	2025
Assets
Life Sciences	$1,454	$1,498
Personal Care	705	751
Specialty Additives	964	1,020
Intermediates	107	116
Unallocated and other	1,348	1,226
	$4,578	$4,611
Property, plant and equipment - net
Life Sciences	$456	$481
Personal Care	100	101
Specialty Additives	462	484
Intermediates	30	30
Unallocated and other	101	105
	$1,149	$1,201

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes a $2 million excess land sale contract termination fee income for both the three and nine months ended June 30, 2026, a $8 million gain on sale and a $183 million impairment charge related to the Avoca business for both the nine months ended June 30, 2025, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(c)
Excludes loss from discontinued operations, net of income taxes and other net periodic benefit (income) loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.
(d)
Depreciation includes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively.
(e)
Depreciation includes accelerated depreciation of $1 million for Personal Care and $3 million for Specialty Additives for the nine months ended June 30, 2026, and $19 million for both the three and nine months ended June 30, 2025.
(f)
Depreciation includes accelerated depreciation of $1 million for Unallocated and other for both the three and nine months ended June 30, 2026.

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

Ashland’s sales generated outside of North America were 73% for both the three and nine months ended June 30, 2026, and 73% and 72% for the three and nine months ended June 30, 2025, respectively. Sales by region expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2026	2025	2026	2025
North America(a)	27%	27%	27%	28%
Europe(a)	37%	38%	36%	36%
Asia Pacific	27%	25%	27%	26%
Latin America & other	9%	10%	10%	10%
	100%	100%	100%	100%

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

Reportable segments

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters. The contribution to sales by each reportable segment expressed as a percentage of total consolidated sales were as follows:

	Three months ended		Nine months ended
	June 30		June 30
	2026	2025	2026	2025
Life Sciences	36%	35%	36%	35%
Personal Care	31%	32%	31%	31%
Specialty Additives	27%	28%	27%	28%
Intermediates	6%	5%	6%	6%
	100%	100%	100%	100%

KEY DEVELOPMENTS

Uncertainty related to tariffs and global trade policy changes

The three and nine months ended June 30, 2026, saw continuing regulatory activity involving notable changes to U.S. and foreign trade policy, leading to significant uncertainty in the macroeconomic and geopolitical environments. Beginning in the second quarter of fiscal 2025, the U.S. instituted a series of tariffs on imports from China, the E.U., India, and other countries which has resulted in the imposition of retaliatory measures against U.S. goods. During fiscal 2026, certain previously announced tariff measures have been modified, suspended, challenged, or reversed, while additional trade actions remain under consideration, contributing to continued uncertainty regarding the future trade policy environment and its potential impact on our business. As a global business, we are exposed to risks associated with tariffs and other trade conflicts. Such risks may include, but are not limited to, (i) changes to and strains on the global supply chain and our ability to source materials; (ii) increased sourcing and manufacturing costs; (iii) decreased demand for Ashland’s products in affected markets; and (iv) other impacts on Ashland’s ability to operate optimally.

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

Ashland does not have manufacturing operations in Iran, Israel, Russia, Ukraine, Venezuela or Belarus. Ashland sells (or previously sold) additives and specialty ingredients to manufacturers in these countries for their use in pharmaceuticals, personal care, and coatings applications. Sales to Russia and Belarus were previously limited and our products were primarily used in products and applications that are essential to the population's well-being and currently support our customers' humanitarian efforts. We have sales controls in place to ensure that future potential sales into the region are only to support critical pharmaceutical or personal hygiene products which are essential for the general population and in accordance with any applicable sanctions. Sales to Israel, Ukraine, Russia, and Belarus represent less than 1% of total consolidated sales and less than 1% of total consolidated assets (related to accounts receivable). Ashland has no sales activity with Iran.

Other items

Restructuring programs

As previously announced, Ashland initiated a $30 million pre-tax restructuring plan to offset the impact from the Nutraceuticals business sale completed in fiscal 2024, the Avoca business sale completed in fiscal 2025, and other portfolio optimization actions, which were expected to be realized 50 percent in fiscal 2025 and 50 percent in fiscal 2026. These actions are substantially complete. See Note D of the Notes to Condensed Consolidated Financial Statements for severance reserves associated with this program.

Ashland also executed its portfolio optimization actions to further strengthen Ashland’s resilience and improve margins and returns. These previously announced actions include initiatives focused on carboxymethylcellulose ("CMC"), methylcellulose ("MC"), the Nutraceuticals business sale and the Avoca business sale (collectively, "Portfolio Optimization"). These actions are substantially complete. Overall, these Portfolio Optimization actions had no impact on sales, Adjusted EBITDA and operating income (loss) for the three months ended June 30,

2026, compared to the prior year quarter. These actions reduced sales and Adjusted EBITDA by approximately $11 million and $1 million for the nine months ended June 30, 2026, respectively, compared to the prior year periods. Operating income (loss) was positively impacted by $4 million for the nine months ended June 30, 2026, compared to the prior year periods.

Ashland is also advancing a multi-year manufacturing network optimization to improve operational cost and strengthen its competitive position. This optimization plan is expected to generate pre-tax savings of $50 million to $55 million with $60 million being achievable as market conditions improve, particularly within China. Ashland realized savings of approximately $2 million and $10 million during the three and nine months ended June 30, 2026, respectively, compared to the prior year periods as a result of these multi-year manufacturing network optimizations.

The following table summarizes the expense impact of these actions:

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Accelerated depreciation(a)	$1	$27	$5	$40
Restructuring, separation and other costs(b)	7	7	14	18
Other plant optimization costs(a)	3	3	18	12
	$11	$37	$37	$70

(a)
Recorded within the cost of sales caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).
(b)
Recorded within the selling, general and administrative expense caption within the Statements of Condensed Consolidated Comprehensive Income (Loss).

RESULTS OF OPERATIONS – CONSOLIDATED REVIEW

Consolidated review

Overview

Key financial results included the following:

	Three months ended			Nine months ended
	June 30			June 30
(In millions except per share data)	2026	2025	Change	2026	2025	Change
Net income (loss)	$16	$(742)	$758	$20	$(877)	$897
Diluted earnings per share (EPS) net income (loss)(a)	0.35	(16.21)	16.56	0.43	(18.85)	19.28
Income (loss) from continuing operations	41	(719)	760	42	(855)	897
Diluted EPS income (loss) from continuing operations(a)	0.89	(15.70)	16.59	0.91	(18.39)	19.30
Operating income (loss)	43	(708)	751	76	(836)	912
EBITDA(b)	69	(683)	752	193	(713)	906
Adjusted EBITDA(b)	109	113	(4)	265	282	(17)
Adjusted Diluted EPS from Continuing Operations Excluding Intangibles Amortization Expense(b)	1.02	1.04	(0.02)	2.19	2.30	(0.11)

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

Business results

Ashland's net income of $16 million ($0.35 diluted EPS) and net loss of $742 million (loss of $16.21 diluted EPS) included loss from discontinued operations of $25 million (loss of $0.54 diluted EPS) and $23 million (loss of $0.51 diluted EPS) in the three months ended June 30, 2026 and 2025, respectively.

Results for Ashland’s continuing operations, diluted EPS from continuing operations and operating income (loss) for the three months ended June 30, 2026 and 2025, included certain key items that were excluded to arrive at Adjusted EBITDA and are quantified in the “Use of Non-GAAP Financial Measures” section below. These pre-tax key items totaled income of $5 million and expense of $754 million for the three months ended June 30, 2026 and 2025, respectively, impacting continuing operations, including a non-cash goodwill impairment charge of $706 million in the three months ended June 30, 2025 ($375 million for the Life Sciences and $331 million for the Specialty Additives reportable segments). Continuing operations was also impacted by unfavorable tax specific key items for discrete tax items totaling zero and $13 million for the three months ended June 30, 2026 and 2025, respectively.

Excluding these key items, the decrease in continuing operations, diluted EPS from continuing operations and operating income (loss) was primarily driven by unfavorable production costs and higher selling, general and administrative expenses, partially offset by higher sales volumes, price/mix and foreign currency exchange. The number of weighted-average common shares outstanding was 46 million diluted shares at both June 30, 2026 and 2025.

Ashland’s Adjusted EBITDA was $109 million for the three months ended June 30, 2026 compared to $113 million for the three months ended June 30, 2025 (see U.S. GAAP reconciliation under “Use of Non-GAAP Financial Measures” below). The $4 million decrease in Adjusted EBITDA was primarily driven by unfavorable production costs and higher selling, general and administrative expenses, partially offset by higher sales volumes, price/mix and foreign currency exchange. Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense was also impacted by these factors.

For further information on the items reported above, see the discussion in the comparative Statements of Condensed Consolidated Comprehensive Income (Loss) caption review analysis.

Statements of Condensed Consolidated Comprehensive Income (Loss) – caption review

A comparative analysis of the Statements of Condensed Consolidated Comprehensive Income (Loss) by caption is provided as follows:

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Sales	$497	$463	$34	$1,365	$1,347	$18

The following table provides a reconciliation of the change in sales:

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Sales change
Foreign currency exchange	$3	$28
Volume	28	16
Avoca business	—	(11)
Price/mix	3	(15)
Change in sales	$34	$18

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Sales for the three months ended June 30, 2026 increased $34 million compared to the three months ended June 30, 2025. The increase was driven by higher volume, favorable foreign currency exchange and price/mix.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Sales for the nine months ended June 30, 2026 increased $18 million compared to the nine months ended June 30, 2025. The increase was driven by favorable foreign currency exchange and higher volume, which was partially offset by unfavorable price/mix and the impact of the Avoca business sale. Portfolio Optimization initiatives had a negative $11 million impact on sales in the nine months ended June 30, 2026.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Cost of sales	$327	$331	$(4)	$943	$957	$(14)
Gross profit as a percent of sales	34.2%	28.5%		30.9%	29.0%

The following table provides a reconciliation of the change in cost of sales:

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Cost of sales change
Price/mix	$(7)	$(18)
Avoca business	—	(11)
Operating costs	(13)	(8)
Volume	13	6
Foreign currency exchange	3	17
Change in cost of sales	$(4)	$(14)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Cost of sales for the three months ended June 30, 2026, decreased $4 million compared to the three months ended June 30, 2025. The decrease was primarily driven by lower operating costs and favorable price/mix partially offset by higher volumes and unfavorable foreign currency. The three months ended June 30, 2026, included $3 million of other plant optimization costs while the three months ended June 30, 2025 included $27 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Life Sciences, Personal Care and Specialty Additives reportable segments and $3 million of other plant optimization costs. Gross profit as a percentage of sales increased 5.7% compared to the three months ended June 30, 2025 as a result of the sales and cost of sales factors noted above.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Cost of sales for the nine months ended June 30, 2026, decreased $14 million compared to the nine months ended June 30, 2025. The decrease was primarily driven by favorable price/mix, the divestiture of the Avoca business and lower operating costs, partially offset by higher volumes and unfavorable foreign currency. The nine months ended June 30, 2026, operating costs were affected by $4 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Specialty Additives and Personal Care and $18 million of other plant optimization costs while the nine months ended June 30, 2025 included $40 million of accelerated depreciation for product line optimization activities at manufacturing facilities within Life Sciences, Personal Care and Specialty Additives reportable segments and $12 million of other plant optimization costs. Gross profit as a percentage of sales increased 1.9% compared to the nine months ended June 30, 2025, as a result of the sales and cost of sales factors notes above.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Selling, general and administrative expense	$99	$106	$(7)	$264	$268	$(4)
As a percent of sales	19.9%	22.9%		19.3%	19.9%

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Selling, general and administrative expense for the three months ended June 30, 2026, decreased $7 million compared to the three months ended June 30, 2025, with expenses as a percent of sales decreasing 3.0%. Key drivers of the fluctuation in selling, general and administrative expense compared to the three months ended June 30, 2025, were:

•
$17 million and $30 million in net environmental-related expenses during the three months ended June 30, 2026 and 2025, respectively (see Note L of the Notes to Condensed Consolidated Financial Statements for more information);
•
Expense of $8 million and $7 million comprised of key items for severance, lease abandonment and other restructuring costs during the three months ended June 30, 2026 and 2025, respectively;
•
$8 million benefit related to domestic tax credits during the three months ended June 30, 2026; and
•
Offset by higher variable compensation expense and lower transition services income.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Selling, general and administrative expense for the nine months ended June 30, 2026, decreased $4 million compared to the nine months ended June 30, 2025, with expenses as a percent of sales decreasing 0.6%. Key drivers of the fluctuation in selling, general and administrative expense compared to the nine months ended June 30, 2025 were:

•
$28 million and $33 million in net environmental-related expenses during the nine months ended June 30, 2026 and 2025, respectively (see Note L of the Notes to Condensed Consolidated Financial Statements for more information);
•
Expense of $15 million and $18 million comprised of key items for severance, lease abandonment and other restructuring costs during the nine months ended June 30, 2026 and 2025, respectively;
•
$8 million benefit related to domestic tax credits during the nine months ended June 30, 2026; and
•
Increased income associated with company-owned life insurance contracts and realized cost reductions, including the Avoca business sale, associated with restructuring actions, offset by higher variable compensation expense, increased bad debt expense and lower transition services income.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Research and development expense	$15	$13	$2	$41	$41	$—

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Research and development expense increased mostly due to higher incentive compensation between the three months ended June 30, 2026 and 2025.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Research and development expense is generally consistent between the nine months ended June 30, 2026 and 2025.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Intangibles amortization expense	$15	$15	$—	$46	$47	$(1)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Intangibles amortization expense is generally consistent between the three months ended June 30, 2026 and 2025.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

The lower intangibles amortization expense in the nine months ended June 30, 2026, is driven by the impact of amortization related to the divested Avoca business in the nine months ended June 30, 2025.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Equity and other income	$1	$—	$1	$2	$1	$1

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Equity and other income is generally consistent between the three months ended June 30, 2026 and 2025.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Equity and other income is generally consistent between the nine months ended June 30, 2026 and 2025.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Goodwill impairment	$—	$706	$(706)	$—	$706	$(706)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Ashland recorded a $706 million goodwill impairment charge during the three months ended June 30, 2025. See Note G of the Notes to Condensed Consolidated Financial Statements for more information.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Ashland recorded a $706 million goodwill impairment charge during the nine months ended June 30, 2025. See Note G of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Income (loss) on divestitures, net	$1	$—	$1	$3	$(165)	$168

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Income (loss) on divestitures, net for the three months ended June 30, 2026 primarily relates to income related to sales activity of excess corporate real estate. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Income (loss) on divestitures, net for the nine months ended June 30, 2026, primarily relates to sales activity and a pre-tax gain on sale of excess corporate real estate while the three months ended June 30, 2025, primarily relates to a $183 million impairment charge, a pre-tax gain on sale of $8 million associated with the Avoca business and a pre-tax gain on sale of excess corporate real estate of $11 million, partially offset by $1 million adjustment related to the Nutraceuticals business sale completed in fiscal 2024. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Net interest and other (income) expense
Interest expense	$16	$15	$1	$46	$45	$1
Interest income	(2)	(1)	(1)	(4)	(4)	—
Investment securities income	(23)	(22)	(1)	(28)	(15)	(13)
Other financing costs	1	3	(2)	5	8	(3)
	$(8)	$(5)	$(3)	$19	$34	$(15)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Net interest and other (income) expense increased by $3 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Interest expense and interest income are generally consistent between the three months ended June 30, 2026 and 2025. Investment securities income of $23 million and $22 million included realized gains of $20 million and $19 million for the three months ended June 30, 2026 and 2025, respectively. Other financing costs decreased $2 million due to lower losses on receivable sales and was the primary change. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Net interest and other (income) expense decreased by $15 million during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. Interest expense and interest income are generally consistent between the nine months ended June 30, 2026 and 2025. Investment securities income of $28 million and $15 million included realized gains of $18 million and $5 million for the nine months ended June 30, 2026 and 2025, respectively, and was the primary change. See Note E of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Other net periodic benefit (income) loss	$(5)	$1	$(6)	$(3)	$4	$(7)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Other net periodic benefit income for the three months ended June 30, 2026, primarily included an actuarial gain of $3 million, expected return on plan assets of $3 million and a settlement gain of $2 million, which was partially offset by interest cost of $3 million. Other net periodic benefit loss for the three months ended June 30, 2025, primarily included interest cost of $3 million, which was partially offset by expected return on plan assets of $2 million. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Other net periodic benefit income for the nine months ended June 30, 2026, primarily included expected return on plan assets of $8 million, an actuarial gain of $3 million and a settlement gain of $2 million, which was partially offset by interest cost of $10 million. Other net periodic benefit loss for the nine months ended June 30, 2025, primarily included interest cost of $10 million and a $1 million curtailment loss, which was partially offset by expected return on plan assets of $7 million. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Income tax expense (benefit)	$15	$15	$—	$18	$(19)	$37
Effective tax rate	27%	(2)%		30%	2%

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Ashland’s effective tax rate in any interim period is subject to adjustments related to discrete items and the mix of domestic and foreign operating results. The effective tax rate was 27% for the three months ended June 30, 2026, and was primarily impacted by jurisdictional income mix and a net $3 million from unfavorable tax discrete items primarily related to cash repatriation and changes in uncertain tax positions.

The effective tax rate was negative 2% for the three months ended June 30, 2025, and was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million charge and a net $16 million from unfavorable tax discrete items primarily related to return to provision adjustments and changes in uncertain tax positions.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

The effective tax rate was 30% for the nine months ended June 30, 2026, and was primarily impacted by jurisdictional income mix and a net $4 million from unfavorable tax discrete items primarily related to equity compensation adjustments and changes in uncertain tax positions.

The effective tax rate was 2% for the nine months ended June 30, 2025, and was primarily impacted by jurisdictional income mix, nondeductible goodwill impairment of $706 million, and a net $23 million from unfavorable tax discrete items primarily related to cash repatriation, return to provision adjustments and changes to uncertain tax positions.

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

There were no tax specific key items affecting the three and nine months ended June 30, 2026.

The effective tax rate during the three and nine months ended June 30, 2025 was significantly impacted by the following tax specific key items:

•
Uncertain tax position – Includes the impact from the settlement of uncertain tax positions with various tax authorities; and
•
Other and tax reform related activity – Includes miscellaneous state and foreign statute adjustments.

The following table is a calculation of the effective tax rate, excluding these key items.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$56	$(704)	$60	$(874)
Key items (pre-tax)(a)	(5)	754	32	968
Adjusted income from continuing operations before income taxes	$51	$50	$92	$94

Income tax expense (benefit)	$15	$15	$18	$(19)
Income tax rate adjustments:
Tax effect of key items(b)	1	12	10	64
Tax specific key items:(c)
Uncertain tax positions	—	(5)	—	(1)
Other and tax reform related activity	—	(8)	—	(19)
Total income tax rate adjustments	1	(1)	10	44
Adjusted income tax expense	$16	$14	$28	$25
Effective tax rate	27%	(2)%	30%	2%
Effective Tax Rate, Excluding Key Items (Non-GAAP)(d)	31%	28%	30%	26%

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
(d)
Due to rounding conventions, the effective tax rate presented may not recalculate precisely based on the numbers disclosed within this table.

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Loss from discontinued operations, net of income taxes
Performance Adhesives	$—	$—	$—	$—	$(1)	$1
Water Technologies	—	—	—	2	—	2
Distribution	(3)	(10)	7	(3)	(10)	7
Valvoline	—	—	—	1	2	(1)
Asbestos-related litigation	(22)	(13)	(9)	(22)	(13)	(9)
	$(25)	$(23)	$(2)	$(22)	$(22)	$—

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The activity for Distribution represents subsequent adjustments that were made in conjunction with environmental related reserves. Asbestos-related litigation activity primarily relates to Ashland's annual update.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

The activity for Performance Adhesives, Distribution, Water Technologies and Valvoline represents subsequent adjustments that were made in conjunction with environmental and tax related reserves. Asbestos-related litigation activity primarily relates to Ashland's annual update.

Other comprehensive income (loss)

	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Other comprehensive income (loss), net of tax
Unrealized translation gain (loss)	$4	$91	$(87)	$(6)	$46	$(52)
Unrealized (loss) gain on commodity hedges	(2)	(1)	(1)	(2)	2	(4)
	$2	$90	$(88)	$(8)	$48	$(56)

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Total other comprehensive income (loss), net of tax, for the three months ended June 30, 2026, decreased $88 million compared to the three months ended June 30, 2025, primarily as a result of the following:

•
For the three months ended June 30, 2026 and 2025, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in gains of $4 million and $91 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the three months ended June 30, 2026 and 2025, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $2 million and $1 million for the three months ended June 30, 2026 and 2025, respectively.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Total other comprehensive income (loss), net of tax, for the nine months ended June 30, 2026, decreased $56 million compared to the nine months ended June 30, 2025, primarily as a result of the following:

•
For the nine months ended June 30, 2026 and 2025, the change in unrealized gain (loss) from foreign currency translation adjustments resulted in losses of $6 million and gains of $46 million, respectively. The fluctuations in unrealized translation gains and losses are primarily due to translating foreign subsidiary financial statements from local currencies to U.S. Dollars.
•
For the nine months ended June 30, 2026 and 2025, the change in commodity hedges is primarily due to the fluctuations of the market prices of the underlying commodities. Commodity hedges resulted in unrealized losses of $2 million and gains of $2 million for the nine months ended June 30, 2026 and 2025, respectively.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA is defined as net income (loss), plus income tax expense (benefit), net interest and other (income) expense, and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for discontinued operations and key items. Adjusted EBITDA margin is Adjusted EBITDA divided by sales.

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

These non-GAAP financial measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP financial measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. The non-GAAP financial measures provided are used by Ashland management and may not be determined in a manner consistent with the methodologies used by other companies. EBITDA and Adjusted EBITDA provide a supplemental presentation of Ashland’s operating performance on a consolidated and reportable segment basis. Adjusted EBITDA generally includes adjustments for items that impact comparability between periods. In addition, certain financial covenants related to Ashland’s 2026 Credit Agreement are based on similar non-GAAP financial measures and are defined further in the sections that reference this metric.

EBITDA and Adjusted EBITDA

EBITDA totaled $69 million and loss of $683 million for the three months ended June 30, 2026 and 2025, respectively, and income of $193 million and loss of $713 million for the nine months ended June 30, 2026 and 2025, respectively. EBITDA and Adjusted EBITDA results in the table below have been prepared to illustrate the ongoing effects of Ashland’s operations, which exclude certain key items previously described. Management believes the use of such non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis.

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
•
Accelerated depreciation – As a result of product line optimization activities at manufacturing facilities within the Life Sciences and Specialty Additives reportable segments and unallocated and other, Ashland recorded accelerated depreciation due to changes in the expected useful life of certain property, plant and equipment during the three and nine months ended June 30, 2026 and during the three and nine months ended June 30, 2025. See Note D of the Notes to Condensed Consolidated Financial Statements for more information;
•
Goodwill impairment – Ashland recorded a non-cash goodwill impairment charge of $706 million within the goodwill impairment caption of the Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2025. See Note G of the Notes to Condensed Consolidated Financial Statements for more information;

•
Avoca business impairment and sale – During March 2025, Ashland sold substantially all of the net assets of its Avoca business. As a result, Ashland recorded an impairment charge and a gain on sale within the income (loss) on divestitures, net caption of the Statement of Condensed Consolidated Comprehensive Income (Loss) for the nine months ended June 30, 2025. See Note B of the Notes to Condensed Consolidated Financial Statements for more information;
•
Held for sale depreciation and amortization – Represents the depreciation and amortization for the Avoca business assets during the nine months ended June 30, 2025. See Note B of the Notes to Condensed Consolidated Financial Statements for more information;
•
Income on divestitures, net – During the nine months ended June 30, 2026 and 2025, Ashland recorded income relating to the pre-tax gains in connection with the sale of excess corporate properties. See Note B of the Notes to Condensed Consolidated Financial Statements for more information; and
•
Tax credit – During the three and nine months ended June 30, 2026, Ashland recorded a $8 million benefit related to domestic tax credits;

Non-operating key items affecting EBITDA

During the current and prior years, there were certain key items that were not included in operating income (loss) but were excluded to arrive at Adjusted EBITDA. These non-operating key items for the applicable periods are summarized as follows:

•
(Gain) loss on pension plan remeasurements – During the three and nine months ended June 30, 2026, Ashland recognized a settlement gain and a gain for pension plan remeasurement from a buy-out transaction affecting certain defined benefit pension plans. During the nine months ended June 30, 2025, Ashland recognized a curtailment loss for pension plan remeasurement for a defined benefit pension plan. See Note K of the Notes to Condensed Consolidated Financial Statements for more information.

	Three months ended		Nine months ended
	June 30		June 30
(In millions)	2026	2025	2026	2025
Net income (loss)	$16	$(742)	$20	$(877)
Income tax expense (benefit)	15	15	18	(19)
Net interest and other (income) expense	(8)	(5)	19	34
Depreciation and amortization(a)	46	49	136	149
EBITDA	69	(683)	193	(713)
Loss from discontinued operations, net of income taxes	25	23	22	22
Key items included in EBITDA:
Environmental reserve adjustments	17	30	28	33
Other plant optimization costs	3	3	18	12
Restructuring, separation and other costs	7	7	14	18
Accelerated depreciation	1	27	5	40
Goodwill impairment	—	706	—	706
Avoca business impairment and sale	—	—	—	175
Held for sale depreciation and amortization	—	—	—	(2)
Income on divestitures, net	—	—	(2)	(10)
Tax credit	(8)	—	(8)	—
(Gain) loss on pension plan remeasurements	(5)	—	(5)	1
Total key items included in EBITDA	15	773	50	973
Adjusted EBITDA	$109	$113	$265	$282

Total key items included in EBITDA	$15	$773	$50	$973
Unrealized gains on securities	(20)	(19)	(18)	(5)
Total key items, before tax	$(5)	$754	$32	$968

(a)
Depreciation and amortization excludes accelerated depreciation of $1 million for Unallocated and other for both the three months and nine months ended June 30, 2026, respectively, $3 million for Specialty Additives reportable segment for the nine months ended June 30, 2026, $1 million for Personal Care reportable segment for the nine months ended June 30, 2026, $19 million for Specialty Additives for both the three and nine months ended June 30, 2025, and $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively, which are included as a key item within this table as a component of Adjusted EBITDA. Depreciation and amortization includes $2 million for Personal Care associated with the Avoca business for the nine months ended June 30, 2025, which is included as a key item within this table as a component of Adjusted EBITDA.

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

•
Uncertain tax positions – represents the impact from the settlement of uncertain tax positions with various tax authorities for the three and nine months ended June 30, 2025; and
•
Other and tax reform related activity – primarily represents tax specific key items associated with final tax regulations and tax reform related activity for the three and nine months ended June 30, 2025.

	Three months ended		Nine months ended
	June 30		June 30
	2026	2025	2026	2025
Diluted EPS from continuing operations (as reported)	$0.89	$(15.70)	$0.91	$(18.39)
Key items, before tax:
Environmental reserve adjustments	0.36	0.65	0.61	0.71
Other plant optimization costs	0.07	0.07	0.40	0.26
Restructuring, separation and other costs	0.14	0.15	0.30	0.38
Accelerated depreciation	0.02	0.59	0.10	0.85
Goodwill impairment	—	15.41	—	15.19
Avoca business impairment and sale	—	—	—	3.73
Held for sale depreciation and amortization	—	—	—	(0.04)
Income on divestitures, net	—	—	(0.04)	(0.21)
Tax credit	(0.17)	—	(0.17)	—
(Gain) loss on pension plan remeasurements	(0.11)	—	(0.11)	0.02
Unrealized gains on securities	(0.43)	(0.41)	(0.40)	(0.10)
Key items, before tax	(0.12)	16.46	0.69	20.79
Tax effect of key items(a)	(0.02)	(0.26)	(0.21)	(1.36)
Key items, after tax	(0.14)	16.20	0.48	19.43
Tax specific key items:
Uncertain tax positions	—	0.11	—	0.03
Other and tax reform related activity	—	0.17	—	0.40
Tax specific key items(b)	—	0.28	—	0.43
Total key items	(0.14)	16.48	0.48	19.86
Adjusted Diluted EPS from Continuing Operations (non-GAAP)	$0.75	$0.78	$1.39	$1.47
Amortization expense adjustment (net of tax)(c)	$0.27	$0.26	$0.80	$0.83
Adjusted Diluted EPS from Continuing Operations (non-GAAP) Excluding Intangibles Amortization Expense	$1.02	$1.04	$2.19	$2.30

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
(c)
Amortization expense adjustment (net of tax) tax rates were 20% for both the three and nine months ended June 30, 2026, and 20% and 21% for the three and nine months ended June 30, 2025, respectively.

RESULTS OF OPERATIONS – REPORTABLE SEGMENT REVIEW

Ashland’s reportable segments include Life Sciences, Personal Care, Specialty Additives, and Intermediates. Unallocated and other includes corporate governance activities and certain legacy matters.

Results of Ashland’s reportable segments are presented based on its management and internal accounting structure. The structure is specific to Ashland; therefore, the financial results of Ashland’s reportable segments are not necessarily comparable with similar information for other companies. Ashland allocates all significant costs to its reportable segments except for certain significant company-wide restructuring activities, certain corporate governance costs and other costs or activities that relate to former businesses that Ashland no longer operates. The service cost component of pension and other postretirement benefits costs is allocated to each reportable segment on a ratable basis; while the remaining components of pension and other postretirement benefits costs are recorded within the other net periodic benefit (income) loss caption on the Statements of Condensed Consolidated Comprehensive Income (Loss). Ashland refines its expense allocation methodologies to the reportable segments from time to time as internal accounting practices are improved, more refined information becomes available and the industry or market changes. Significant revisions to Ashland’s methodologies are adjusted for all segments on a retrospective basis. There were no material changes in methodology for the three and nine months ended June 30, 2026 or 2025.

The following table discloses sales, operating income (loss), depreciation and amortization and EBITDA by reportable segment:

	Three months ended			Nine months ended
	June 30			June 30
(In millions - unaudited)	2026	2025	Change	2026	2025	Change
SALES
Life Sciences	$180	$162	$18	$491	$468	$23
Personal Care	155	147	8	428	426	2
Specialty Additives	136	131	5	372	380	(8)
Intermediates	37	33	4	103	104	(1)
Intersegment sales(a)	(11)	(10)	(1)	(29)	(31)	2
	$497	$463	$34	$1,365	$1,347	$18
OPERATING INCOME (LOSS)
Life Sciences(b)	$45	$(343)	$388	$97	$(301)	$398
Personal Care	29	25	4	67	64	3
Specialty Additives(c)	3	(345)	348	(12)	(343)	331
Intermediates	3	4	(1)	6	6	—
Unallocated and other(d)	(37)	(49)	12	(82)	(262)	180
	$43	$(708)	$751	$76	$(836)	$912
DEPRECIATION EXPENSE
Life Sciences(e)	$10	$17	$(7)	$29	$48	$(19)
Personal Care (f)	7	7	—	21	23	(2)
Specialty Additives(f)	13	34	(21)	40	60	(20)
Intermediates	1	3	(2)	4	9	(5)
Unallocated and other(g)	1	—	1	1	—	1
	$32	$61	$(29)	$95	$140	$(45)
AMORTIZATION EXPENSE
Life Sciences	$5	$5	$—	$14	$13	$1
Personal Care	8	8	—	25	26	(1)
Specialty Additives	2	2	—	7	7	—
Intermediates	—	—	—	—	1	(1)
	$15	$15	$—	$46	$47	$(1)
EBITDA(h)
Life Sciences	$60	$(321)	$381	$140	$(240)	$380
Personal Care	44	40	4	113	113	—
Specialty Additives	18	(309)	327	35	(276)	311
Intermediates	4	7	(3)	10	16	(6)
Unallocated and other	(36)	(49)	13	(81)	(262)	181
	$90	$(632)	$722	$217	$(649)	$866

(a)
Intersegment sales from Intermediates are accounted for at prices that approximate market value. All other intersegment sales are accounted for at cost.
(b)
Includes goodwill impairment of $375 million for Life Sciences for both the three and nine months ended June 30, 2025.
(c)
Includes goodwill impairment of $331 million for Specialty Additives for both the three and nine months ended June 30, 2025.
(d)
Includes a $2 million gain for post-closing adjustments related to the Avoca business sale, a $2 million gain on sale of excess corporate property for the nine months ended June 30, 2026, a $8 million gain on sale and a $183 million impairment charge related to the Avoca business for the nine months ended June 30, 2025, within the income (loss) on divestitures, net caption of the Statements of Condensed Consolidated Income (Loss).
(e)
Depreciation includes accelerated depreciation of $8 million and $21 million for Life Sciences for the three and nine months ended June 30, 2025, respectively.
(f)
Depreciation includes accelerated depreciation of $1 million for Personal Care and $3 million for Specialty Additives for the nine months ended June 30, 2026, and $19 million for both the three and nine months ended June 30, 2025.
(g)
Depreciation includes accelerated depreciation of $1 million for Unallocated and other for both the three and nine months ended June 30, 2026.
(h)
Excludes loss from discontinued operations, net of income taxes and other net periodic benefit (income) loss. See the Statements of Condensed Consolidated Comprehensive Income (Loss) for applicable amounts excluded.

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

The following table provides a reconciliation of the change in sales for the Life Sciences reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Sales change
Volume	$15	$16
Price/mix	2	(2)
Foreign currency exchange	1	9
	$18	$23

The following table provides a reconciliation of the change in operating income for the Life Sciences reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Operating income (loss) change
Goodwill impairment	$375	$375
Volume	8	8
Price/mix	5	2
Cost	—	8
Foreign currency exchange	—	5
	$388	$398

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of each reportable segment. Life Sciences, Personal Care and Specialty Additives had key items in the three and nine months ended June 30, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Life Sciences
	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Operating income	$45	$(343)	$388	$97	$(301)	$398
Depreciation and amortization(a)	15	14	1	43	40	3
EBITDA	$60	$(329)	389	$140	$(261)	401
Goodwill impairment	—	375	(375)	—	375	(375)
Accelerated depreciation	—	8	(8)	—	21	(21)
Other plant optimization costs	—	—	—	1	2	(1)
Adjusted EBITDA	$60	$54	$6	$141	$137	$4
Operating income as a percent of sales	25.0%	-211.7%	Not meaningful	19.8%	-64.3%	Not meaningful
Adjusted EBITDA as a percent of sales	33.3%	33.3%	0 bps	28.7%	29.3%	-60 bps

(a)
Depreciation and amortization for Life Sciences excludes accelerated depreciation of $8 million and $21 million for the three and nine months ended June 30, 2025, respectively, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Life Sciences sales for the current quarter increased as a result of higher volume and favorable price/mix. Operating income (loss) and Adjusted EBITDA increased in the current quarter as a result of the prior period goodwill impairment, higher volume and favorable price/mix.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Life Sciences' sales increased in the current period due to higher volume and favorable foreign currency exchange, partially offset by unfavorable price/mix. Operating income (loss) and Adjusted EBITDA for the current period increased as a result of the prior period goodwill impairment, higher volume, lower cost, favorable foreign currency exchange and favorable price/mix.

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

The following table provides a reconciliation of the change in sales for the Personal Care reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Sales change
Volume	$9	$11
Foreign currency exchange	1	10
Price/mix	(2)	(8)
Avoca business	—	(11)
	$8	$2

The following table provides a reconciliation of the change in operating income for the Personal Care reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Operating income change
Price/mix	$4	$—
Volume	3	4
Cost	(3)	(8)
Avoca business	—	4
Foreign currency exchange	—	3
	$4	$3

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Personal Care. There were key items in the three and nine months ended June 30, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Personal Care
	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Operating income	$29	$25	$4	$67	$64	$3
Depreciation and amortization(a)	15	15	—	45	51	(6)
EBITDA	$44	$40	4	$112	$115	(3)
Held for sale depreciation and amortization	—	—	—	1	(2)	3
Other plant optimization costs	1	1	—	1	3	(2)
Adjusted EBITDA	$45	$41	$4	$114	$116	$(2)
Operating income as a percent of sales	18.7%	17.0%	170 bps	15.7%	15.0%	70 bps
Adjusted EBITDA as a percent of sales	29.0%	27.9%	110 bps	26.6%	27.2%	-60 bps

(a)
Depreciation and amortization includes $1 million and $2 million for Personal Care associated with the Avoca business assets for the nine months ended June 30, 2026 and 2025, respectively, which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Personal Care's sales increased as a result of higher volume and favorable foreign currency exchange, partially offset by unfavorable price/mix. Operating income and Adjusted EBITDA for the current quarter increased primarily as a result higher volume, favorable price/mix partially offset by higher costs.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Personal Care's sales increased as a result of higher volume and favorable foreign currency exchange, partially offset by unfavorable price/mix and the impact of the Avoca divestiture. Operating income for the current period increased primarily due to higher volume and favorable foreign currency exchange and the impact of the Avoca divestiture, partially offset by higher costs. Adjusted EBITDA decreased primarily due to higher operating costs, partially offset by higher volume, the positive impact of the Avoca divestiture and favorable foreign exchange currency.

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

The following table provides a reconciliation of the change in sales for the Specialty Additives reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Sales change
Price/mix	$4	$(3)
Volume	1	(12)
Foreign currency exchange	—	7
	$5	$(8)

The following table provides a reconciliation of the change in operating income (loss) for the Specialty Additives reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Operating income (loss) change
Goodwill impairment	$331	$331
Costs	10	1
Price/mix	4	—
Volume	3	—
Foreign currency exchange	—	(1)
	$348	$331

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Specialty Additives. There were key items in the three and nine months ended June 30, 2026 and 2025. These items are listed below and described within the "Use of Non-GAAP Financial Measures" section above.

	Specialty Additives
	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Operating income (loss)	$3	$(345)	$348	$(12)	$(343)	$331
Depreciation and amortization(a)	15	17	(2)	44	48	(4)
EBITDA	18	(328)	346	32	(295)	327
Goodwill impairment	—	331	(331)	—	331	(331)
Accelerated depreciation	—	19	(19)	3	19	(16)
Environmental reserve adjustments	—	2	(2)	—	2	(2)
Other plant optimization costs	2	2	—	16	7	9
Adjusted EBITDA	$20	$26	$(6)	$51	$64	$(13)
Operating income (loss) as a percent of sales	2.2%	-263.4%	Not meaningful	-3.2%	-90.3%	Not meaningful
Adjusted EBITDA as a percent of sales	14.7%	19.8%	-510 bps	13.7%	16.8%	-310 bps

(a)
Depreciation and amortization for Specialty Additives excludes accelerated depreciation of $3 million for the nine months ended June 30, 2026, and $19 million for both the three and nine months ended June 30, 2025 which is included as a key item within this table as a component of Adjusted EBITDA.

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Specialty Additives' sales increased as a result of favorable price/mix and higher volume. Operating income (loss) increased in the current quarter due to the prior period goodwill impairment, lower costs, including accelerated depreciation and other plant optimization costs, favorable price/mix and higher volume. Adjusted EBITDA decreased as a result of higher costs, excluding accelerated depreciation and other plant optimization costs, partially offset by higher volume and favorable price/mix.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Specialty Additives sales decreased as a result of lower volume, unfavorable price/mix, partially offset by favorable foreign currency exchange. Operating income (loss) remained constant excluding the impact of the prior period goodwill impairment charge. Adjusted EBITDA decreased in the current period primarily due to higher costs, lower volume and unfavorable price mix, partially offset by favorable foreign currency exchange.

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

The following table provides a reconciliation of the change in sales for the Intermediates reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Sales change
Volume	$3	$(1)
Foreign currency exchange	1	1
Price/mix	—	(1)
	$4	$(1)

The following table provides a reconciliation of the change in operating income for the Intermediates reportable segment.

	Three months ended	Nine months ended
(In millions)	June 30, 2026	June 30, 2026
Operating income (loss) change
Volume	$1	$(2)
Costs	(1)	1
Price/mix	(1)	—
Foreign currency exchange	—	1
	$(1)	$—

EBITDA and Adjusted EBITDA reconciliation

The following EBITDA presentation is provided as a means to enhance the understanding of financial measurements that Ashland has internally determined to be relevant measures of comparison for the results of Intermediates. Intermediates had no key items for the three and nine months ended June 30, 2026 or 2025.

	Intermediates
	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Operating income	$3	$4	$(1)	$6	$6	$—
Depreciation and amortization	1	3	(2)	4	10	(6)
EBITDA	$4	$7	$(3)	$10	$16	$(6)
Operating income as a percent of sales	8.1%	12.1%	-400 bps	5.8%	5.8%	0 bps
EBITDA as a percent of sales	10.8%	21.2%	-1040 bps	9.7%	15.4%	-570 bps

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Intermediates' sales increased in the current quarter primarily due to higher volume while operating income and EBITDA decreased primarily due to higher costs.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

Intermediates' sales decreased due to lower volume and unfavorable price/mix partially offset by favorable foreign currency exchange. Operating income remained consistent while EBITDA decreased in the current period primarily due to lower volume and higher costs partially offset by favorable foreign currency exchange.

Unallocated and other

The following table summarizes the key components of the Unallocated and other’s operating loss.

	Unallocated and other
	Three months ended June 30			Nine months ended June 30
(In millions)	2026	2025	Change	2026	2025	Change
Restructuring activities	$(7)	$(7)	$—	$(14)	$(18)	$4
Environmental expenses	(17)	(28)	11	(28)	(31)	3
Accelerated depreciation	(1)	—	(1)	(1)	—	(1)
Tax credit	8	—	8	8	—	8
Income (loss) on divestitures, net	1	—	1	3	(165)	168
Other expenses (primarily governance and legacy expenses)	(21)	(14)	(7)	(50)	(48)	(2)
Total expense	$(37)	$(49)	$12	$(82)	$(262)	$180

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The current and prior year quarter both included expense of $7 million for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

The current and prior year quarter included $17 million and $28 million for environmental expenses, respectively.

Other items in the current quarter included accelerated depreciation of $1 million and a tax credit of $8 million.

Other expenses between quarters were driven by changes in governance and legacy expenses primarily associated with fluctuations in foreign currency, deferred compensation, company-owned life insurance contracts and variable incentive compensation, including stock compensation in the current period.

Nine months ended June 30, 2026 compared to nine months ended June 30, 2025

The current and prior year period included expense of $14 million and $18 million, respectively, for restructuring activities mainly comprised of severance, lease abandonment and other restructuring costs related to company-wide cost reduction programs.

The current and prior year period included $28 million and $31 million for environmental expenses, respectively.

Other items in the current year period included accelerated depreciation of $1 million, a tax credit of $8 million, and a $3 million income related to excess corporate real estate sales. See Note B of the Notes to Condensed Consolidated Financial Statements for more information.

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

During May 2026, Ashland entered into a Second Amended and Restated Credit Agreement (the "2026 Credit Agreement"). The 2026 Credit Agreement provides for a $500 million five-year revolving credit facility (including a $125 million letter of credit sublimit) (the “Revolving Credit Facility”). Proceeds of borrowings under the 2026 Revolving Credit Facility are intended to provide ongoing working capital and for other general corporate purposes. See Note H of the Notes to Condensed Consolidated Financial Statements for more information.

During April 2024, Ashland authorized a financing program offered through JP Morgan and Taulia Alliance. Under this program, JP Morgan and its affiliates may purchase certain confirmed receivables directly from suppliers pursuant to the terms of a separate arrangement entered into between JPMorgan and Taulia Alliance and such suppliers. There were no changes to Ashland's standard payment terms with its suppliers in connection with this program. Ashland provides no guarantees to JP Morgan and Taulia Alliance under this program. There were $6 million and $16 million, respectively, of confirmed invoices, of which $6 million and $11 million, respectively, were paid during the three and nine months ended June 30, 2026, respectively. There were $5 million and less than $1 million of confirmed invoices remaining under this program at June 30, 2026 and September 30, 2025, respectively.

Cash flows

Ashland’s cash flows from operating, investing and financing activities, as reflected in the Statements of Condensed Consolidated Cash Flows, are summarized as follows:

	Nine months ended
	June 30
(In millions)	2026	2025
Cash provided (used) by:
Operating activities from continuing operations	$295	$94
Investing activities from continuing operations	22	—
Financing activities from continuing operations	(60)	(161)
Discontinued operations	(31)	(27)
Effect of currency exchange rate changes on cash and cash equivalents(a)	(1)	1
Net increase (decrease) in cash and cash equivalents	$225	$(93)

(a)
Zero denotes less than $1 million of activity.

Cash and cash equivalents increased $225 million for the nine months ended June 30, 2026 and decreased $93 million for the nine months ended June 30, 2025.

The $225 million increase for the nine months ended June 30, 2026, was primarily driven by favorable changes in working capital (fluctuations within accounts receivable, inventory, trade payables and accrued expenses) and other operating cash flows from continuing operations which amounted to inflows of $295 million. The current period was also affected by inflows of $25 million for the settlement of company-owned life insurance policies and $52 million of reimbursements from restricted investments. These inflows were partially offset from outflows from payment of cash dividends, additions to property, plant and equipment and discontinued operations primarily related to retained liabilities for asbestos and environmental claims of $57 million, $51 million and $31 million, respectively.

The $93 million decrease for the nine months ended June 30, 2025 was primarily driven by payment of cash dividends, additions to property, plant and equipment and stock repurchase activity of $57 million, $64 million and $100 million, respectively, while discontinued operations cash flows were outflows of $27 million. These outflows were partially offset by inflows from operating activities from continuing operations, proceeds from the sale of Avoca and proceeds from the sale of a land property of $94 million, $16 million and $11 million, respectively.

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

	Nine months ended
	June 30
(In millions)	2026	2025
Total cash flows provided by operating activities from continuing operations	$295	$94
less:
Additions to property, plant and equipment	(51)	(64)
Free Cash Flow	244	30
Tax refund(a)	(103)	—
Cash (inflows) outflows from U.S. Accounts Receivable Sales Program(b)	(9)	11
Cash outflows from Foreign Accounts Receivable Sales Program(c)	(12)	(13)
Restructuring-related payments(d)	18	23
Environmental and related litigation payments(e)	21	24
Ongoing Free Cash Flow	$159	$75

Net income (loss)	$20	$(877)
Adjusted EBITDA(f)	$265	$282

Operating Cash Flow Conversion(g)	1475%	Not meaningful
Ongoing Free Cash Flow Conversion(h)	60%	27%

(a)
Represents receipt of tax refund related to the capital loss carryback from the Nutraceutical business divestiture.
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
(h)
Ongoing Free Cash Flow Conversion is defined as Ongoing Free Cash Flow divided by Adjusted EBITDA.

Working capital (current assets minus current liabilities, excluding long-term debt due within one year) amounted to $868 million and $782 million as of June 30, 2026 and September 30, 2025, respectively. Liquid assets (cash and cash equivalents and accounts receivable) amounted to 164% and 108% of current liabilities as of June 30, 2026 and September 30, 2025, respectively. The increase in Ongoing Free Cash Flows was primarily a result of favorable working capital, lower additions to property, plant and equipment and lower variable compensation payouts between periods.

The following summary reflects Ashland’s cash and cash equivalents, unused borrowing capacity and liquidity as of:

	June 30	September 30
(In millions)	2026	2025
Cash and investment securities
Cash and cash equivalents	$440	$215
Restricted investments(a)	332	347

Unused borrowing capacity and liquidity
Revolving credit facility	496	596
U.S. Accounts Receivable Sales Program	—	—
Foreign Accounts Receivable Sales Program	—	—

(a)
Includes $220 million and $231 million related to the Asbestos trust and $112 million and $116 million related to the Environmental trust as of June 30, 2026 and September 30, 2025, respectively.

The borrowing capacity remaining under the 2026 Credit Agreement was $496 million, which reflects the full $500 million revolving credit facility less a reduction of $4 million for letters of credit outstanding at June 30, 2026. In total, Ashland’s available liquidity position, which includes cash and cash equivalents and the revolving credit facility, was $936 million at June 30, 2026, compared to $811 million at September 30, 2025. Ashland had no available liquidity under the U.S. and Foreign Accounts Receivable Sales Programs as of June 30, 2026. Ashland also maintained $332 million of restricted investments at June 30, 2026, to pay for future asbestos claims and environmental remediation and related litigation.

Capital resources

Debt

The following summary reflects Ashland’s debt as of:

	June 30	September 30
(In millions)	2026	2025
Short-term debt	$—	$—
Long-term debt (less debt issuance cost discounts)(a)	1,374	1,384
Total debt	$1,374	$1,384

(a)
Includes $9 million and $10 million of debt issuance cost discounts as of June 30, 2026 and September 30, 2025, respectively.

Debt as a percent of capital employed was 42% at both June 30, 2026 and September 30, 2025. At June 30, 2026, Ashland’s total debt had an outstanding principal balance of $1,403 million, discounts of $20 million, and debt issuance costs of $9 million. Ashland has no long-term debt (excluding debt issuance costs) maturing within 2026, $4 million in 2027, $571 million due in fiscal 2028, $97 million due in 2029, zero in 2030, and $450 million in 2031.

Ashland credit ratings

Ashland’s corporate credit rating by Standard & Poor’s was downgraded to BB during the nine months ended June 30, 2026, and Moody’s Investor Services was downgraded to Ba2 during the nine months ended June 30, 2026. As of June 30, 2026, both Moody’s Investor Services and Standard & Poor's outlook remained at stable. Subsequent changes to these ratings or outlook may have an effect on Ashland’s borrowing rate or ability to access capital markets in the future.

Ashland debt covenant restrictions

Ashland's 2026 Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants, including financial covenants for leverage and interest coverage ratios, limitations on liens, additional subsidiary indebtedness, restrictions on subsidiary distributions, investments, mergers, sale of assets and restricted payments and other customary limitations. As of June 30, 2026, Ashland is in compliance with all debt agreement covenant restrictions under the 2026 Credit Agreement.

The maximum consolidated net leverage ratio permitted under the 2026 Credit Agreement is 4.0. The 2026 Credit Agreement defines the consolidated net leverage ratio as the ratio of consolidated indebtedness minus unrestricted cash and cash equivalents to consolidated EBITDA (Covenant Adjusted EBITDA) for any measurement period. In general, the 2026 Credit Agreement defines Covenant Adjusted EBITDA as net income (loss) plus consolidated interest charges, taxes, depreciation and amortization expense, fees and expenses related to capital market transactions and proposed or actual acquisitions and divestitures, restructuring and integration charges, noncash stock and equity compensation expense, and any other nonrecurring expenses or losses that do not represent a cash item in such period or any future period; less any noncash gains or other items increasing net income (loss). The computation of Covenant Adjusted EBITDA differs from the calculation of EBITDA and Adjusted EBITDA, which have been reconciled above in the “consolidated review” section. In general, consolidated indebtedness includes debt plus all purchase money indebtedness, banker’s acceptances and bank guaranties, deferred purchase price of property or services, attributable indebtedness and guarantees. At June 30, 2026, Ashland’s calculation of the consolidated net leverage ratio was 2.3.

The minimum required consolidated interest coverage ratio under the 2026 Credit Agreement is 3.0. The 2026 Credit Agreement defines the consolidated interest coverage ratio as the ratio of Covenant Adjusted EBITDA to consolidated interest charges for any measurement period. At June 30, 2026, Ashland’s calculation of the consolidated interest coverage ratio was 6.9.

Any change in Covenant Adjusted EBITDA of $100 million would have an approximate 0.5x effect on the consolidated net leverage ratio and a 1.7x effect on the consolidated interest coverage ratio. The change in consolidated indebtedness of $100 million would affect the consolidated leverage ratio by approximately 0.2x.

Additional capital resources

Total equity

Total equity decreased by $34 million since September 30, 2025 to $1,870 million at June 30, 2026. The decrease of $34 million was due to dividends of $57 million, $6 million of translation losses and $2 million for unrealized losses on commodity hedges partially offset by $11 million of common stock issued and $20 million of net income.

2023 Stock Repurchase program

On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program ("2023 Stock Repurchase Program"). As of June 30, 2026, $520 million remained available for repurchase under the 2023 Stock Repurchase Program.

Stock repurchase program agreements

The following table provides the common stock repurchase activity:

	Three months ended		Nine months ended
	June 30		June 30
(In millions, except per share data)	2026	2025	2026	2025
Number of shares repurchased	—	—	—	1.50
Weighted-average price per share(a)	$—	$—	$—	$64.90
Aggregate purchase price(a)	$—	$—	$—	$100

(a)
Includes transaction costs.

Stockholder dividends

On May 5, 2026, Ashland's Board declared a quarterly cash dividend of 42.0 cents per share on the company's common stock representing a 1% increase from the previous quarter. The dividend was paid in the third quarter of fiscal 2026. Dividends of 41.5 cents per share were paid in the first and second quarters of fiscal 2026, and the third and fourth quarters of fiscal 2025. Dividends of 40.5 cents per share were paid in both the first and second quarters of fiscal 2025.

Capital expenditures

Capital expenditures were $51 million for the nine months ended June 30, 2026, compared to $64 million for the nine months ended June 30, 2025.

CRITICAL ACCOUNTING POLICIES

The preparation of Ashland’s Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include, but are not limited to, environmental remediation, asbestos litigation, the accounting for goodwill and other indefinite-lived intangible assets and income taxes. These accounting policies are discussed in detail in “Management’s Discussion and Analysis – Critical Accounting Policies” in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions. Management has reviewed the estimates affecting these items with the Audit Committee of Ashland’s Board of Directors. No material changes have been made to the valuation techniques during the three and nine months ended June 30, 2026.

OUTLOOK

Ashland is reaffirming its full year fiscal 2026 sales guidance of $1,835 to $1,870 million and its Adjusted EBITDA guidance of $385 to $400 million. Ashland is also revising its adjusted EPS outlook to low-to-mid-single digit growth from mid-to-high-single digit growth, reflecting a higher tax rate associated with unfavorable discrete items. The outlook reflects continued growth across the portfolio, ongoing momentum in higher value applications, increasing realization of recent pricing actions and strong cash generation.

Despite a mixed macroeconomic backdrop, Ashland’s core Life Sciences and Personal Care end markets continue to demonstrate resilient demand, supported by stable fundamentals, continued innovation adoption from customers and strong commercial execution. Specialty Additives trends continue to improve, driven by share gains in coatings and performance specialties.

Ashland continues to benefit from growth in differentiated, higher value applications, including biofunctional actives, microbial protection, injectables and tablet coatings. Recent pricing actions are contributing to results and are expected to provide greater benefit in the fourth quarter as realization increases. Raw material and freight costs are expected to remain elevated amid geopolitical supply pressures, although Ashland expects pricing actions to offset these impacts over time.

Updated guidance

•
Sales: $1,835 to $1,870 million (no change)
•
Adjusted EBITDA: $385 million to $400 million (no change)
•
Adjusted Diluted Earnings Per Share Excluding Intangibles Amortization: low-to-mid single-digit growth
•
Ongoing Free Cash Flow Conversion: greater than 50 percent of Adjusted EBITDA with capital expenditures of approximately $~90 million

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ashland’s market risk exposure at June 30, 2026 is generally consistent with the types of market risk exposures presented in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of the end of the period covered by this quarterly report, Ashland, under the supervision and with the participation of its management, including Ashland’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of Ashland’s disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting - During the nine months ended June 30, 2026, there were no significant changes in Ashland's internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, Ashland's internal control over financial reporting.

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

Environmental Proceedings

(a) CERCLA and Similar State Law Sites - Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, Ashland and its subsidiaries may be subject to joint and several liability for cleanup costs in connection with alleged releases of hazardous substances at sites where it has been identified as a “potentially responsible party” (PRP). As of June 30, 2026, Ashland and its subsidiaries have been identified as a PRP by U.S. federal and state authorities, or by private parties seeking contribution, for the cost of environmental investigation and/or cleanup at 52 sites. These sites are currently subject to ongoing investigation and remedial activities, overseen by the United States Environmental Protection Agency (USEPA) or a state agency, in which Ashland or its subsidiaries are typically participating as a member of a PRP group. Generally, the types of relief sought include remediation of contaminated soil and/or groundwater, reimbursement for past costs of site cleanup and administrative oversight and/or long-term monitoring of environmental conditions at the sites. The ultimate costs are not predictable with assurance.

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

Other Pending Legal Proceedings

In addition to the matters described above, there are other various claims, lawsuits and administrative proceedings pending or threatened against Ashland and its current and former subsidiaries. Such actions are with respect to commercial matters, product liability, toxic tort liability and other environmental matters which seek remedies or damages, some of which are for substantial amounts. While Ashland cannot predict with certainty the outcome of such actions, it believes that adequate reserves have been recorded as of June 30, 2026. There is a reasonable possibility that a loss exceeding amounts already recognized may be incurred related to these actions; however, Ashland believes that such potential losses were immaterial as of June 30, 2026.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Ashland’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity during the three months ended June 30, 2026 was as follow:

Issuer Purchases of Equity Securities
Q3 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid Per Share, including commission	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2026 to April 30, 2026	—	$—	—	$520
May 1, 2026 to May 31, 2026	—	—	—	520
June 1, 2026 to June 30, 2026	—	—	—	520
Total	—		—	$520

(a)
On June 28, 2023, Ashland's board of directors authorized a new evergreen $1 billion common share repurchase program (2023 Stock Repurchase Program). The new authorization terminated and replaced the 2022 Stock Repurchase Program, which had $200 million outstanding at the date of termination. As of June 30, 2026, $520 million remained available for repurchase under this authorization.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On February 26, 2026, Dr. Osama M. Musa, Ashland’s Senior Vice President and Chief Technology Officer, entered into a Rule 10b5-1 trading arrangement, to exercise up to an aggregate of 18,443 stock appreciation rights related to Ashland’s common stock and the corresponding sale of the resulting shares. The duration of the trading arrangement is until the earlier of (1) December 31, 2026, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

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

10.1

Second Amended and Restated Credit Agreement dated as of May 28, 2026, among Ashland Inc., Ashland Industries Europe GmbH, each lender from time to time party thereto, The Bank of Nova Scotia, Houston Branch, as administrative agent, swing line lender and a letter of credit issuer, each other letter of credit issuer from time to time party thereto and Citibank, N.A., as syndication agent, filed as Exhibit 10.1 to Ashland’s Form 8-K filed on May 29, 2026 (SEC File No. 333-211719) and incorporated by reference herein).

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
**

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condensed Consolidated Comprehensive Income (Loss) for the three and nine months ended June 30, 2026 and June 30, 2025; (ii) Condensed Consolidated Balance Sheets at June 30, 2026 and September 30, 2025; (iii) Statements of Condensed Consolidated Cash Flows for the nine months ended June 30, 2026 and June 30, 2025; and (iv) Notes to Condensed Consolidated Financial Statements.

SM	Service mark, Ashland or its subsidiaries, registered in various countries.
™	Trademark, Ashland or its subsidiaries, registered in various countries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ashland Inc.
(Registrant)
July 29, 2026	/s/ William C. Whitaker
William C. Whitaker
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)